Form 10-Q
period 2011-06-30
BAYVIEW ACQUISITION CORP
filed 2011-08-22
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

      . TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-54355

BAYVIEW ACQUISITION CORP

 (Exact name of registrant as specified in its charter)

Nevada	27-4566352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

328 W 44th St. No. 22, New York, NY 10036

(address of principal executive offices) (Zip Code)

Registrant’s telephone number: (646) 388-2495

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding  12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    X .  Yes        .  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    X . Yes       .  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer (Do not check if smaller reporting company)	.	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    X . Yes        .  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 100,000 shares of common stock issued and outstanding as of August 19, 2011.

Bayview Acquisition Corp

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three and Six Months Ended June 30, 2011 and the

Period of December 30, 2010 (Inception) to June 30, 2011

Bayview Acquisition Corp

(A Development Stage Company)

BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets	$-	$-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
Due to stockholder	$2,817	$117
Accrued expenses	740	2,000
Total current liabilities	3,557	2,117

Stockholder's deficit
Common Stock-$0.001 par value; 50,000,000shares authorized; 100,000 issued and outstanding as March 31, 2011	100	100
Additional Paid-in Capital	900	900
Deficit accumulated during development stage	(4,557)	(3,117)
Total stockholder's deficit	(3,557)	(2,117)

Total liabilities and stockholder's deficit	$-	$-

See accompanying notes to the financial statements.

Bayview Acquisition Corp

(A Development Stage Company)

INCOME STATEMENTS

	For the three months ended	For the six months ended	For the period From December 30, 2010 (inception) through
	June 30, 2011	June 30, 2011	June 30, 2011
	(unaudited)
REVENUE	$-	$-	$-

OPERATING EXPENSES
Professional fees		500	2,500
Organization expenses	-	-	117
General and administrative	747	940	1,940

Loss before income taxes	(747)	(1,440)	(4,557)

Income tax provision	-	-	-

Net Loss	$(747)	$(1,440)	$(4,557)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.05)

Weighted average number of common shares outstanding - basic and diluted	100,000	100,000	100,000

See accompanying notes to the financial statements.

Bayview Acquisition Corp

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the three months ended	For the six months ended	For the period from December 30, 2010 (inception) through
	June 30, 2011	June 30, 2011	June 30, 2011
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(747)	$(1,440)	$(4,557)
Common stock issued for services	-	-	1,000

Adjustments to reconcile net loss to net cash used in operating activities:
Increase/(decrease) in accrued expenses	240	(1,260)	740

Net cash used in operating activities	(507)	(2,700)	(2,817)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from Stockholder	-	2,700	2,817

Net cash flow from financing activities	-	2,700	2,817

Change in cash during the period	(507)	-	-
Cash, beginning of the period	507	-	-

Cash, end of the period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

See accompanying notes to the financial statements.

Bayview Acquisition Corp

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the period from December 30, 2010 (inception)

through June 30, 2011

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
December 30, 2010 (Inception)	100,000	$100	$900	$-	$1,000

Net Loss for the period from December 30, 2010 (inception) through December 31, 2010				(3,117)	(3,117)

Balance, December 31, 2010	100,000	100	900	(3,117)	(2,117)

Net Loss for the three months ended March 31, 2011				(693)	(693)

Balance, March 31, 2011	100,000	100	900	(3,810)	(2,810)

Net Loss for the three months ended June 30, 2011				(747)	(747)

Balance, June 30, 2011	100,000	$100	$900	$(4,557)	$(3,557)

See accompanying notes to the financial statements.

Bayview Acquisition Corp

(A Development Stage Company)

June 30, 2011

Notes to Unaudited Financial Statements

1.  ORGANIZATIONS AND DESCRIPTION OF BUSINESS

Bayview Acquisition Corp (“the Company”) was incorporated in the State of Nevada on December  30, 2010.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination. The business purpose of the Company is to seek the acquisition of or merger with, an operating company.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company is a development stage enterprise with no operating history.  It has not yet been able to develop and execute its business plan. The Company has no assets to sustain expenses until the consummation of a merger or other business combination with a private company. The Company may not be able to identify a suitable business opportunity or consummate a business combination, and any such business may not be profitable at the time of its acquisition by The Company. This raises substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is considered to be in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-10-05. This standard requires companies to report their operations, shareholders equity and cash flows from inception through the reporting date. The Company will continue to be reported as a development stage entity until, among other factors, revenues are generated from management’s intended operations. Management has provided financial data since inception (December 30, 2010).

Fiscal Year

The Company’s fiscal year ends on December 31.

Start-Up Costs

The Company accounts for start-up costs, including organization costs, under the provisions of FASB ASC 720-15-25-1, whereby such costs are expensed as incurred.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under ASC 740-10 would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable.

Net Loss Per Share

Basic and diluted loss per common share is computed on the basis of the weighted-average number of common shares outstanding during the period.  There were no potentially issuable common stock equivalents outstanding at December 31, 2010.

Fair Value of Financial Instruments

The carrying amounts reported in the financial statements for current assets and current liabilities approximate fair value due to the short-term nature of these financial instruments.

The Company follows the provisions of ASC 820-10, “Fair Value Measurements and Disclosures”, which establishes a single authoritative definition of fair value and a framework for measuring fair value and expands disclosure of fair value measurements for both financial and nonfinancial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows) and the cost approach (cost to replace the service capacity of an asset or replacement cost).

3.  INCOME TAX

At June 30, 2010, deferred tax assets consist of:
Net operating loss carry forward	$684
Start-up costs capitalized for tax purposes	18
Gross deferred tax assets	702
Valuation allowance	(702)
Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and net operating loss carry forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a full valuation allowance.

As of December 31, 2010, the Company has a net operating loss carry forward of approximately $684.  $450 expires in 2030 and $234 expires in 2031.

The difference between the statutory tax rate of 15% and the effective tax rate of 0% is due to the valuation allowance for deferred income tax assets.

4.  STOCKHOLDERS’ DEFICIT

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 50,000,000 shares of capital stock. These shares are designated as common stock at $0.001 par value.   The board of directors is authorized to designate one or more series within the class of common shares and to designate relative preferences, limitations and rights.

5.  ACCRUED EXPENSES

Accrued Expenses represent professional fees incurred and estimated on behalf of the Company by the  Director, Scott R. Chichester CPA.

6.  RELATED PARTY TRANSACTIONS

The Company has been provided office space by its Director at no cost.  The management determined that such cost is immaterial and did not recognize the rent expense in its financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with the nominal money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.  The Company does not have any agreements or commitments for such financing in place, but is relying on the continued interest from its stockholders or other investors to finance the search for a suitable business combination.

During the next 12 months we anticipate incurring costs related to:

i.

filing of Exchange Act reports, and

ii.

consummating an acquisition.

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors.

We are in the development stage and have negative working capital, negative stockholders’ equity and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock.  However, there is no assurance that the Company will have access to additional capital or financing solely because it is a public corporation. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Results of Operations

The Company has not conducted any active operations since inception.  No revenue has been generated by the Company from December 30, 2010 (Inception) through June 30, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.   The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended December 31, 2010, the Company had a net loss of $747, comprised of administrative fees incurred.

For the period from December 30, 2010 (Inception) to June 30, 2011 the Company had a loss of $4,557, comprised of legal, audit, organization costs, and other administrative fees incurred in relation to the formation of the Company, and the filing of the Company’s Registration Statement on Form 10.

Contractual Obligations

 As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

 As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no material changes in our internal controls over financial reporting during the quarter ended June 30, 2011.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

 To the best knowledge of the officer and director, the Company is not a party to any legal proceeding or litigation.

Item 1A.  Risk Factors.

 As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

 Item 3.  Defaults Upon Senior Securities.

 None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

None

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bayview Acquisition Corp

Dated: August 22, 2011.	By:	/s/ Scott R. Chichester CPA
Scott R. Chichester CPA
President and Director