Form 10-Q
period 2011-09-30
BAYVIEW ACQUISITION CORP
filed 2011-11-18
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

  X .    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding  12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  X . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 100,000 shares of common stock issued and outstanding as of November 17, 2011.

Bayview Acquisition Corp

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three and Nine Months Ended September 30, 2011 and the

Period of December 30, 2010 (Inception) to September 30, 2011

Bayview Acquisition Corp.

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three and Nine Months Ended September 30, 2011 and the

Period from the date of Inception on December 30, 2010 to September 30, 2011

Bayview Acquisition Corp.

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three and Nine Months Ended September 30, 2011 and the

Period from the date of Inception on December 30, 2010 to September 30, 2011

Bayview Acquisition Corp.

(A Development Stage Company)

Condensed Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Advance from shareholder	$3,517	$117
Accrued expense	1,055	2,000
Total current liabilities	4,572	2,117

Total liabilities	4,572	2,117

Stockholders' (Deficit) Equity
Common Stock: $.001 par value, 50,000,000 shares authorized, 100,000 shares issued and outstanding	100	100
Additional paid-in capital	900	900
Accumulated deficit	(5,572)	(3,117)
Total stockholders' (deficit) equity	(4,572)	(2,117)

Total liabilities and stockholders' (deficit) equity	$-	$-

See accompanying notes to condensed financial statements

Bayview Acquisition Corp.

(A Development Stage Company)

Unaudited Condensed Statements of Operations

	For the three months ended September 30, 2011	For the nine months ended September 30, 2011	For the Period from Inception on December 30, 2010 to September 30, 2011
	(Unaudited)

Revenue	$-	$-	$-

Expenses
General and administrative	1,015	2,455	5,572
Total expenses	1,015	2,455	5,572

Net loss	$(1,015)	(2,455)	$(5,572)

Basic loss per common share	$(0.01)	(0.02)	$(0.06)

Weighted average shares outstanding	100,000	100,000	100,000

See accompanying notes to condensed financial statements

Bayview Acquisition Corp.

(A Development Stage Company)

Unaudited Condensed Statements of Cash Flows

	For the nine months ended September 30, 2011	For the Period from December 30, 2010 (Inception) to September 30, 2011
	(Unaudited)
Cash flows from operating activities
Net loss	$(2,455)	$(5,572)
Issuance of common stock for services	-	1,000
Adjustments to reconcile net loss to net cash used in operating activities
Increase / (decrease) in Accrued expense	(945)	1,055
Net cash used in operating activities	(3,400)	(3,517)

Cash flows from investing activities	-	-
Net cash used by investing activities	-	-

Cash flows from financing activities
Advance from shareholder	$3,400	$3,517
Net cash provided by financing activities	3,400	3,517

Net change in cash	-	-

Cash at beginning of period	-	-

Cash at end of year	$-	$-

Supplemental cash flow Information:
Cash paid for interest	-	-
Cash paid for income taxes	$-	$-

See accompanying notes to condensed financial statements

Bayview Acquisition Corp.

(A Development Stage Company)

Notes to Unaudited Financial Statements

For the Three and Nine Months Ended September 30, 2011 and the

Period from the date of Inception on December 30, 2010 to September 30, 2011

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

Fiscal Year: The Company’s fiscal year ends on December 31.

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

Bayview Acquisition Corp.

(A Development Stage Company)

Notes to Unaudited Financial Statements

For the Three and Nine Months Ended September 30, 2011 and the

Period from the date of Inception on December 30, 2010 to September 30, 2011

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Net Loss Per Share

Basic and diluted loss per common share is computed on the basis of the weighted-average number of common shares outstanding during the period.  There were no potentially issuable common stock equivalents outstanding at September 30, 2011.

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

3.     INCOME TAX

At September 30, 2011, deferred tax assets consist of:
Net operating loss carry forward	$836
Start-up costs capitalized for tax purposes	18
Gross deferred tax assets	854
Valuation allowance	(854)
Net deferred tax assets	$-

3.     INCOME TAX (CONTINUED)

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and net operating loss carry forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a full valuation allowance.

As of September 30, 2011, the Company has a net operating loss carry forward of approximately $854. $450 expires in 2030 and $404 expires in 2031.

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

Bayview Acquisition Corp.

(A Development Stage Company)

Notes to Unaudited Financial Statements

For the Three and Nine Months Ended September 30, 2011 and the

Period from the date of Inception on December 30, 2010 to September 30, 2011

5.     ACCRUED EXPENSES

Accrued Expenses represent professional fees incurred and estimated on behalf of the Company by the Director, Scott R. Chichester CPA.

6.     RELATED PARTY TRANSACTIONS

The Company has been provided office space by its Director at no cost.  The management determined that such cost is immaterial and did not recognize the rent expense in its financial statements.

7.     SUBSEQUENT EVENT

Subsequent to the balance sheet date, the Company has executed a Letter of Intent to acquire 100% of the stock of Pizza Fusion Holdings Inc., a privately held company that has franchised its organic pizza concept.

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

Results of Operations

The Company has not conducted any active operations since inception.  No revenue has been generated by the Company from December 30, 2010 (Inception) through September 30, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.   The Company has signed a Letter of Intent to merge with an operating company that is franchising an organic pizza restaurant concept and intends to go through the due diligence process regarding fully executing a reverse merger.  It is still early in the process and no definitive agreement has yet been signed, and there is substantial risk that the merger may not take place.

For the three months ended December 31, 2010, the Company had a net loss of $747, comprised of administrative fees incurred.

For the period from December 30, 2010 (Inception) to September 30, 2011 the Company had a loss of $5,572, comprised of legal, audit, organization costs, and other administrative fees incurred in relation to the formation of the Company, and the filing of the Company’s Registration Statement on Form 10 and its ongoing financial reporting requirements.

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

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no material changes in our internal controls over financial reporting during the quarter ended September 30, 2011.

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

Bayview Acquisition Corp

Dated: November 18, 2011.	By:	/s/ Scott R. Chichester CPA
Scott R. Chichester CPA
President and Director