Form 10-K
period 2011-12-31
BAYVIEW ACQUISITION CORP
filed 2012-04-16
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

   X .   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

       .   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 0-54355

BAYVIEW ACQUISITION CORP

(Exact name of registrant as specified in its charter)

Nevada	27-4566352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

410 Park Ave Suite 1630

New York, NY 10022

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (212) 507-9387

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes      . No  X .

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  X . No      .

As of December 31, 2011, the last business day of the registrant’s most recently completed fiscal year, there was no aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as a public market for the registrant’s common stock did not exist at that time, and the common stock is not currently listed, traded, or quoted on any national or regional stock exchange, market, or quotation system.

As of December 31, 2011, there were 100,000 shares of common stock outstanding.

TABLE OF CONTENTS

PART I

ITEM 1.  BUSINESS.

Corporate Overview

Bayview Acquisition Corp, Inc. (the “Company”) is a development stage company and was incorporated in Nevada on December 30, 2010 with an objective to acquire, or merge with, an operating business.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry, or geographical location, and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.

Employees

As of December 31, 2011, the Company had no employees.

ITEM 2.  PROPERTIES.

Our office is located in New York City.  We have no materially important physical properties.

ITEM 3.  LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. To the best of our knowledge, there are no proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial holder of more than 5% of our voting securities, or any associate of such persons, is an adverse party or has a material interest adverse to the Company.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is not listed, traded, or quoted on any public trading market or quotation system.

Holders

As of Decmber 31, 2011, the Company had 2 stockholders of record of our issued and outstanding common stock based upon our records. The Company acts as its own transfer agent.

Dividend Policy

The Company does not currently intend to pay any cash dividends in the foreseeable future on our common stock and, instead, intend to retain earnings, if any, for operations. Any decision to declare and pay dividends in the future will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, and other factors that the board of directors may deem relevant.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company results of operations and financial condition for the fiscal years ended December 31, 2011 and December 31, 2010 should be read in conjunction with the financial statements and the notes to those financial statements that are included elsewhere in this report.  The discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Business section in this report.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

PLAN OF OPERATION

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long- term growth potential through a combination with a business rather than immediate, short- term earnings. We will not restrict our potential candidate target companies to any specific business, industry, or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management, or other investors.

During the next 12 months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports, and
(ii)	consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management, or other investors.

We are in the development stage and have negative working capital and negative stockholders’ equity and have not earned any revenues from operations to date.  These conditions raise substantial doubt about our ability to continue as a going concern.  We are currently devoting our efforts to locating merger candidates.  Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate, and complete a merger with another company, and ultimately, achieve profitable operations.

We may consider a business that has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business that may be experiencing financial or operating difficulties and is in need of additional capital. Alternatively, a business combination may involve the acquisition of, or merger with, a company that does not need substantial additional capital but that desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control that may occur in a public offering.

Our sole director has had preliminary contact or discussions with and signed a Letter of Intent to merge with Amplitech, Inc., a private manufacturer of microwave amplifiers.  The merger is subject to due diligence and no definitive merger agreement has been signed.  Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky.  Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital that we will have and/or the perceived benefits of becoming a publicly traded corporation.  Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures, and the like through the issuance of stock.  Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods.  On an ongoing basis, we evaluate our estimates and assumptions.  We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods, and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Recently issued accounting standards

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that requires new disclosures as follows:

1.

Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.

Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.

Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.

Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies”(“ASU 2010-21”), was issued to conform the SEC’s reporting requirements to the terminology and provisions in ASC 805, Business Combinations, and in ASC 810-10, Consolidation. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, “Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs” (“ASU 2010-22”), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics.  The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of  stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements for the fiscal years ended December 31, 2011 and 2010 begin on the following page, starting with page F-1.

BAYVIEW ACQUISITION CORP.

(A Development Stage Company)

Financial Statements

December 31, 2011 and 2010

BAYVIEW ACQUISITION CORP.

(A Development Stage Company)

Financial Statements

December 31, 2011 and 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Bayview Acquisition Corp.

(A Development Stage Company)

We have audited the accompanying balance sheets of Bayview Acquisition Corp. (the Company), as of December 31, 2011, and 2010, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the period from the date of inception on December 30, 2010 to December 31, 2011, and for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and 2010, and the results of its operations and cash flows for the period from the date of inception on December 30, 2010 to December 31, 2011, and for the years then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, and 2010, and accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to those matters are also described in Note B to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sam Kan & Company

Sam Kan & Company,

April 13, 2012

Alameda, California

Bayview Acquisition Corp.

(A Development Stage Company)

Balance Sheets

	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$75	$-
Total current assets	75	-

Total assets	$75	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Advance from shareholder	$5,117	$117
Accrued expense and accounts payable	2,680	2,000
Total current liabilities	7,797	2,117

Total liabilities	7,797	2,117

Stockholders' (deficit) equity
Common Stock: $.001 par value, 50,000,000 shares authorized, 100,000 shares issued and outstanding at December 31, 2011 and 2010	100	100
Additional paid-in capital	900	900
Accumulated deficit	(8,722)	(3,117)
Total stockholders' (deficit) equity	(7,722)	(2,117)

Total liabilities and stockholders' (deficit) equity	$75	$-

See accompanying notes to financial statements

Bayview Acquisition Corp.

(A Development Stage Company)

Statements of Operations

	Year Ended December 31,		For the Period from December 30, 2010 (Inception) to December 31, 2011
	2011	2010
Revenue	$-	$-	$-

Operating expenses
General and administrative	5,605	3,117	8,722
Total operating expenses	5,605	3,117	8,722

Income from operations	(5,605)	(3,117)	(8,722)

Interest and other income (expense)	-	-	-

Income before income taxes	-	-	-

Provision for income tax	-	-	-

Net loss	$(5,605)	$(3,117)	$(8,722)

Basic loss per common share	$(0.06)	$(0.03)	$(0.09)

Weighted average shares outstanding	100,000	100,000	100,000

See accompanying notes to financial statements

Bayview Acquisition Corp.

(A Development Stage Company)

Statement of Changes in Stockholders' (Deficit) Equity

	Preferred Stock		Common Stock		Additional paid in capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Beginning balance on December 30, 2010 (Inception)
Common stock issued for service	-	$-	100,000	$100	$900	$-	$1,000
Net Loss, Period ended December 31, 2010	-	-	-	-	-	(3,117)	(3,117)
Ending balance on December 31, 2010	-	$-	100,000	$100	$900	$(3,117)	$(2,117)

Net Loss, Period ended December 31, 2011	-	-	-	-	-	(5,605)	(5,605)
Ending balance on December 31, 2011	-	$-	100,000	$100	$900	$(8,722)	$(7,722)

See accompanying notes to financial statements

Bayview Acquisition Corp.

(A Development Stage Company)

Statements of Cash Flows

			For the Period from December 30, 2010 (Inception) to December 31, 2011
	Year Ended December 31,
	2011	2010
Cash flows from operating activities
Net loss	$(5,605)	$(3,117)	$(8,722)
Issuance of common stock for services	-	1,000	1,000
Adjustments to reconcile net income to net cash used by operating activities:

Accrued expense and accounts payable	680	2,000	2,680
Net cash used in operating activities	(4,925)	(117)	(5,042)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Advance from shareholder	$5,000	$117	$5,117
Net cash provided by financing activities	5,000	117	5,117

Net change in cash	75	-	75

Cash at beginning of period	-	-	-

Cash at end of year	$75	$-	$75

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental non-cash financing activities:
Issuance of Common Stock for Services	$-	$1,000	$1,000

See accompanying notes to financial statements

BAYVIEW ACQUISITION CORP.

 (A Development Stage Company)

Notes To Financial Statements

December 31, 2011 and 2010

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of BAYVIEW ACQUISITION CORP. (the “Company”), a company organized in the state of Nevada (A Development Stage Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with ASC 915, “Development Stage Entities”, formerly known as SFAS 7, “Accounting and Reporting by Development State Enterprises.”

Organization, Nature of Business and Trade Name

The Company was incorporated in the State of Nevada on December 30, 2010. The company’s administrative office is located at 328 W 44th St, Ste 22 New York, NY 10036 and its fiscal year end is December 31. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination. The Company’s principal business objective is to locate and consummate a merger or acquisition with an operating company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $75 and none in cash and cash equivalents at December 31, 2011, and 2010 respectively.

Revenue and Cost Recognition

The Company has no revenue to date from its operations.  Once revenues are generated, management will establish a revenue recognition policy.

Accounts Receivable

Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts is based on management's assessment of the collectibility of specific customer accounts and the aging of the accounts receivables.  If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, management’s estimates of the recoverability of the amounts due to the Company could be overstated, which could have a negative impact on operations. Since the Company has been in the developmental stage since inception and has no operations to date, there were no accounts receivable at December 31, 2011, and 2010.

Advertising

Advertising costs are generally expensed as incurred and are included in general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2011. As of December 31, 2011, and 2010, there were none advertising costs incurred.

Incorporation Fee

Incorporation Fees are generally expensed as incurred and are included in general and administrative expense in the accompanying statement of operations for year ended December 31, 2011. As of December 31, 2011, and 2010, there were $500, and $117 incorporation fees incurred for the purpose of setting up the company respectively.

Professional Fees

Professional Fees are generally expensed as incurred and are included in general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2011. As of December 31, 2011, and 2010, there were $3,900, and $2,000 professional fees accrued for the purpose of future audit service and other future professional service respectively.

BAYVIEW ACQUISITION CORP.

 (A Development Stage Company)

Notes To Financial Statements

December 31, 2011 and 2010

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stockholders’ Equity: Common and Preferred stock

The Company's articles of incorporation provide for the authorization of fifty million (50,000,000) shares of common stock with a par value of $0.001. Common stockholders have all the rights and obligations that normally pertain to stockholders of Nevada corporations.  As of December 31, 2011, and 2010, the Company had 100,000 shares of common stock issued and outstanding.  The Company has not issued any shares of preferred stock.

Basic Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Accounting for Earnings Per Share.  Under the provisions of ASC 260, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding since inception.  As of December 31, 2011, and 2010, the Company had 100,000 common shares outstanding.  As of December 31, 2011 and since inception, the Company had no dilutive potential common shares.

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
From Inception on December 30, 2010 to Period Ended December 31, 2011	($8,722)	100,000	($0.09)
2011	($5,605)	100,000	($0.06)
2010	($3,117)	100,000	($0.03)

Income Taxes

The Company accounts for its income taxes in accordance with ASC 740, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Provision for Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2011, and 2010 are as follows:

At December 31 deferred tax assets consist of:	2011	2010
Net operating loss carry forward	$1,291	$450
Start-up costs capitalized for tax purposes	$18	$18
Gross deferred tax assets	$1,309	$468
Valuation allowance	($1,309)	($468)
Net deferred tax assets	-	-

BAYVIEW ACQUISITION CORP.

 (A Development Stage Company)

Notes To Financial Statements

December 31, 2011 and 2010

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and net operating loss carry forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a full valuation allowance.

As of December 31, 2011, and 2010, the Company has a net operating loss carry forward of approximately $841, and $450 which expire in 2030, and 2031 respectively.

The difference between the statutory tax rate of 15% and the effective tax rate of 0% is due to the valuation allowance for deferred income tax assets.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The Company is subject to uncertainty of future events, economic, environmental and political factors and changes in the Company's business environment; therefore, actual results could differ from these estimates.  Accordingly, accounting estimates used in the preparation of the Company's financial statements will change as new events occur and that more experience is acquired, as additional information is obtained and as the Company's operating environment changes.  Changes are made in estimates as circumstances warrant.  Such changes in estimates and refinement of estimation methodologies are reflected in the statements.

Fair Value of Financial Instruments

The financial accounting regulation, ASC 825-10-50, Disclosures about Fair Value of Financial Instruments, requires the determination of fair value of the Company’s financial assets and liabilities.  The estimated fair values of financial instruments were determined by management using available market information and appropriate valuation methodologies.  The carrying amounts of financial instruments including cash and advance from shareholder approximate their fair value because of their short maturities.

Recently Issued Accounting Pronouncements

ASC 105, “Generally Accepted Accounting Principles” (ASC 105) (formerly Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162)” reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB") into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative". ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

ASC 855, “Subsequent Events” (ASC 855) (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

BAYVIEW ACQUISITION CORP.

 (A Development Stage Company)

Notes To Financial Statements

December 31, 2011 and 2010

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (Continued)

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value,” (“ASU 2009-05”). ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The Company’s adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

In September 2009, the FASB issued ASC Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) ("ASC Update No. 2009-12"). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted.

The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) ("Statement No. 167"). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 ("Statement No. 166"). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 ("Statement No. 140") and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter.

Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

BAYVIEW ACQUISITION CORP.

 (A Development Stage Company)

Notes To Financial Statements

December 31, 2011 and 2010

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (Continued)

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements.”  This update will require (1) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (2) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs).  This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and require disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs.  The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements.  Those disclosure requirements are effective for fiscal years ending after December 31, 2010.  Management was still assessing the impact on this guidance and does not believe the adoption of this guidance will have a material impact to its financial statements.  Management does not believe that other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants or the SEC have a material impact on the Company’s present or future financial statements.

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended June 30, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on October 1, 2010.

In May 2010, the FASB issued accounting guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2010. Accordingly, the Company adopted the provisions of FASB ASC Topic 855. The Company has evaluated subsequent events for the period from August 31, 2011 to the date of these financial statements’ filings with the Commission. Pursuant to the requirements of FASB ASC Topic 855, subsequent events are disclosed in Note 8.

Management believes recently issued accounting pronouncements will have no impact on the financial statements of the Company.

Long-lived Assets-Technology

The Company’s technology is recorded at its cost. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

As of December 31, 2011, and 2010, the Company did not have any long-lived assets. The above accounting policies will be adopted upon the Company obtaining any long-lived assets.

BAYVIEW ACQUISITION CORP.

 (A Development Stage Company)

Notes To Financial Statements

December 31, 2011 and 2010

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Risk

A significant amount of the Company’s assets and resources are dependent on the financial support of the stockholders, should the stockholders determine to no longer finance the operations of the company, it may be unlikely for the Company to continue.

Property and Equipment

As of December 31, 2011, and 2010, the Company does not own any property and/or equipment. The Company currently is using one of the stockholders’ primary residences as office space. The company does not pay rent for the use of the space.

Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated Useful Lives
Office Equipment	5-10 years
Copier	5- 7 years
Vehicles	5-10 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system.  For financial statement purposes, depreciation is computed under the straight-line method.

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a negative current ratio and Company has incurred an accumulated deficit of $8,722 for year ended December 31, 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its planned business. Management expects to seek potential business opportunity from all known sources but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people. It is not presently anticipated that the Company will engage professional firms specializing in business acquisitions or reorganizations. Management will rely upon their own efforts and, to a much lesser extent, the efforts of the Company’s shareholders, in accomplishing the business purposes of the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

BAYVIEW ACQUISITION CORP.

 (A Development Stage Company)

Notes To Financial Statements

December 31, 2011 and 2010

NOTE C – INCOME TAXES

The Company accounts for income taxes using the liability method; under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Deferred taxes will be provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in no net deferred tax assets or liabilities for the periods audited.

NOTE D – COMMON STOCK

The Company's articles of incorporation provide for the authorization of fifty million (50,000,000) shares of common stock with a par value of $0.001. Common stockholders have all the rights and obligations that normally pertain to stockholders of Nevada corporations.  As of December 31, 2011, the Company had 100,000 shares of common stock issued and outstanding.  The Company has not issued any shares of preferred stock.

On December 30, 2010, the Company issued 60,000 shares of common stock at $0.001 par value to Scott R. Chichester, the Company’s director and stockholder for services provided valued at $600.

On December 30, 2010, the Company issued 40,000 shares of common stock at $0.001 par value to Lawrence Adams, the Company’s Corporate secretary and stockholder for services provided valued at $400.

NOTE E – RELATED PARTY TRANSACTIONS

The issuance of common stock to Scott R. Chichester was a related party transaction due to the fact that Scott R. Chichester is the President/Director/Treasurer of the company. The company is currently operating out of the premises of Mr. Chichester, the officer and director of the Company, on a rent-free basis for administrative purposes.  There is no written agreement or other material terms or arrangements relating to said arrangement.

The Director, Scott R. Chichester, provided a $5,117 advance for the Company to pay for the incorporation fee. There is no written agreement or other material terms or arrangements relating to said arrangement in 2011.

The Company does not currently have any conflicts of interest by or among its current officer, director, key employee or advisors.  The company has not yet formulated a policy for handling conflicts of interest.

NOTE F – SUBSEQUENT EVENTS

The company evaluated all subsequent events or transactions that occurred after December 31, 2011 through the date of this annual report in accordance with FASB ASC 855 “Subsequent Events”. The Company entered into a Letter of Intent to merge with Amplitech, Inc., a private manufacturer of microwave amplifiers based in Bohemia, New York.  This merger is subject to due diligence and the signing of a definitive merger agreement.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Regulations under the Exchange Act, require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Our President carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on those evaluations, as of December 31, 2011, our President believes that:

(i)

our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and

(ii)	our disclosure controls and procedures are effective.

Internal Control over Financial Reporting

(a)            Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

·	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

·

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

·

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.   Based on our assessment, management concluded that, as of December 31, 2011, the Company’s internal controls over financial reporting were effective.

(b)           Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule15d-15(d) promulgated under the Exchange Act that occurred during our last fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Current Management

Set forth below is a summary of our executive officers and directors’ business experience for the past 5 years. The experience and background of our sole director, as summarized below, was a significant factor in his previously being nominated as a director of the Company.

Scott R. Chichester CPA – President, Treasurer, and Director.

Scott R. Chichester CPA is the proprietor of Scott R. Chichester CPA, a New York City based accounting, tax and consulting firm.  Mr. Chichester is experienced in taxation, capital formation and the financial services industry.

Specifically, he focuses his practice in the following areas: (i) corporate taxation; (ii) financial statement preparation and (iii) consulting.

Prior to establishing the firm in 2001, Mr. Chichester worked in the financial services division as an auditor for Ernst & Young in New York City until 1994 when he passed the CPA exam.  Mr. Chichester then spent 5 years as an accountant in the Equities Controllers Division at Goldman Sachs Group LP.

Principal occupations within the last 5 years:   Scott R. Chichester CPA (Since 2001); Founder DirectPay USA LLC (Since 2006)  (payroll company); CFO of Ong Corporation (2002-2008) (technology company)  None of these companies are a parent, subsidiary or other affiliate of the registrant.  Madison Park Advisors LLC (2011 – Present) (advisory services)

Other directorships held during the last 5 years:  Global X Funds (2008-present) (fund complex); 31 funds.  None of the funds in the fund complex are a parent, subsidiary or other affiliate of the registrant.

Lawrence Adams – Secretary

 Principal occupations within the last 5 years:  President, Phoenix Machining Corp (1996 – 2006) (contract manufacturing); Anderson Metals Inc. (2006-2008) (contract manufacturing); ecoSolutions Intl. (Symbol:ECOI.pk) (2010-2011) (environmental R&D). None of these companies are a parent, subsidiary or other affiliate of the registrant.  Principal, Madison Park Advisors LLC (2011 – Present) (advisory services)

Directorships held during the last 5 years:  ecoSolutions Intl. (ECOI.pk) (2010 – 2011)

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of our common shares and other equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on a review of the copies of such forms received by us, and to the best of our knowledge, the following reports during the fiscal year ended December 31, 2011 were untimely filed by any executive officer, director, or greater than 10% stockholder:

(i)	a Form 13D was not timely filed by Scott Chichester upon the registrant becoming subject to the 1934 Act
(ii)	a Form 13D was not timely filed by Lawrence Adams upon the registrant becoming subject to the 1934 Act

These omissions were remedied by April 16, 2012.

Code of Ethics

We have not yet adopted a code of business conduct and ethics that applies to all directors, officers and employers as we have not had the resources to do so.

Audit Committee; Audit Committee Financial Expert

We do not have an audit committee and, therefore, the respective role of an audit committee has been conducted by our sole Director.

ITEM 11.  EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended December 31, 2011, 2010 by (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year whose total compensation exceeded $100,000 during such fiscal year ends.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary		Bonus		Stock Awards		Option Awards		Non-Equity Incentive Compensation		Non-qualified Deferred Compensation Earnings		All Other Compensation		Total

Scott R. Chichester	2011	$	─	$	─	$	─	$	─	$	─	$	─	$	─	$	─
President, Treasurer, Director	2010	$	─	$	─		$600	$	─	$	─	$	─	$	─	$	─
Lawrence Adams	2010	$	─	$	─		$400	$	─	$	─	$	─	$	─	$	─
Secretary	2011		0				0										0

Director Compensation

Our sole director is not compensated for his services to our Board.

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee.  As none of our officers and directors are received compensation in 2011, no current or former officer or employee participated in deliberations of our Board concerning executive officer compensation during the last completed fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of May 16, 2011 for each of our directors and officers; all directors and officers as a group; and each person known by us to beneficially own five percent or more of our common stock.

Beneficial ownership is determined in accordance with SEC rules. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is the Company’s principal executive office address.

Name of Beneficial Owner and Address	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Shares of Common Stock Beneficially Owned (1)(2)
Scott R. Chichester, 410 Park Ave. Ste 1630 NY, NY 10022	60,000	60%
Lawrence Adams (3)	40,000	40%
All Executive Officers and Directors as a Group (2 people)	100,000	100%

* Less than 1%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)	The percentage of class beneficially owned is based on 100,000 shares of common stock outstanding on December 31, 2011.

(3)	The address for these stockholders is 410 Park Avenue, Ste 1630, New York, NY 10022

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Other than the Advance from our director reported in the financial statements, there are no related party transactions to report.

Director Independence

Our sole director is not “independent” as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and Nasdaq’s Marketplace Rule 5605(a)(2).

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following tables show the fees that were billed for audit and other services provided by Sam Kan & Company, during the fiscal years indicated:

	Fiscal Year Ended December 31,
	2011	2010
Audit Fees (1)	$2,000	$2,000
Audit-Related Fees (2)	1,400	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$3,400	$2,000

(1)

Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for fiscal years.  This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)

Audit-Related Fees – This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees."  The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)

Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice.  The services for the fees disclosed under this category include tax return preparation and technical tax advice.

Pre-Approval Policies and Procedures of the Audit Committee

Our Board, acting as the audit committee, approves the engagement of our independent auditors and is also required to pre-approve all audit and non-audit expenses. In the fiscal year ended December 31, 2011, 100%, 100%, and 100% of our Audit-Related Fees, Tax Fees, and All Other Fees, respectively, were pre-approved by the Board.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements; Schedules

Our consolidated financial statements for the fiscal years ended December 31, 2011 and 2010 begin on page F-1 of this annual report.  We are not required to file any financial statement schedules.

Exhibit Table

Exhibit No.	Description
3.1	Certificate of Incorporation (1)
3.2	Bylaws (2)
31.1	Section 302 Certificate of Chief Executive Officer *
31.2	Section 302 Certificate of Chief Financial Officer *
32.1	Section 906 Certificate of Chief Executive Officer *

* Filed herewith.

(1)	Filed on April 19, 2011 as an exhibit to our Registration Statement on Form 10, and incorporated herein by reference.
(2)	Filed on April 19, 2011 as an exhibit to our Registration Statement on Form 10, and incorporated herein by reference.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYVIEW ACQUISITION CORP

Date: APRIL 13, 2012	/s/ SCOTT R CHICHESTER
SCOTT R CHICHESTER, authorized signatory and principal financial officer

In accordance with the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ SCOTT R CHICHESTER	President, Treasurer, and director	APRIL 13, 2012
SCOTT R CHICHESTER