Form 10-Q
period 2012-03-31
BAYVIEW ACQUISITION CORP
filed 2012-05-21
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

  X .    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

There were 100,000 shares of common stock issued and outstanding as of May 20, 2012.

Bayview Acquisition Corp

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three Months Ended March 31, 2012 and 2011 and the

Period of December 30, 2010 (Inception) to March 31, 2012

 Bayview Acquisition Corp.

(A Development Stage Company)

Unaudited Financial Statements

March 31, 2012

  Bayview Acquisition Corp.

(A Development Stage Company)

Unaudited Financial Statements

March 31, 2012

Bayview Acquisition Corp
(A Development Stage Company)
Condensed Balance Sheet

	March 31,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS

Current assets
Cash and cash equivalents	$21	$75
Total current assets	21	75

Total assets	$21	$75

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accrued expense	$3,380	$2,680
Advance from shareholder	5,617	5,117
Total current liabilities	8,997	7,797

Total liabilities (all current)	8,997	7,797

Stockholders' (deficit) equity
Common Stock-$0.001 par value; 50,000,000 shares authorized; 100,000 issued and outstanding as March 31, 2012 and December 31, 2011.	100	100
Additional paid in capital	900	900
Deficit accumulated during the development stage	(9,976)	(8,722)
Total stockholders' (deficit) equity	(8,976)	(7,722)

Total liabilities and stockholders' (deficit) equity	$21	$75

See accompanying notes to financial statements

Bayview Acquisition Corp
(A Development Stage Company)
Condensed Statement of Operations
(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	For the Period from Inception on December 30, 2010 to March 31, 2012

Revenue	$-	$-	$-

Expenses
General and administrative	1,254	693	9,976
Total operating expenses	1,254	693	9,976

Net loss	$(1,254)	$(693)	$(9,976)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average shares outstanding	100,000	100,000

See accompanying notes to financial statements

Bayview Acquisition Corp
(A Development Stage Enterprise)
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	For the Period from Inception on December 30, 2010 to March 31, 2012
Cash flows from operating activities
Net loss	$(1,254)	$(693)	$(9,976)
Adjustments to reconcile net income to net cash used by operating activities:
Common stock issued for services			1,000
Accrued expenses	700	(1,500)	3,380
Net cash used in operating activities	(554)	(2,193)	(5,596)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Advance from shareholders	500	2,700	5,617
Net cash provided by financing activities	500	2,700	5,617

Net change in cash	(54)	507	21

Cash at beginning of period	75	-	-

Cash at end of period	$21	$507	$21

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows March 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements.  The results of operations for the periods ended March 31, 2012 is not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to March 31, 2012 to the date of issuance in accordance with ASC 855 “Subsequent Event”. We have had the following material subsequent event.

The Company is still pending a Letter of Intent to acquire a privately held manufacturer of microwave amplifiers, Amplitech, Inc., based in Bohemia, NY.

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

Results of Operations

The Company has not conducted any active operations since inception.  No revenue has been generated by the Company from December 30, 2010 (Inception) through September 30, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.   The Company has signed a Letter of Intent to merge with an operating company that manufactures microwave amplifiers.  It is still early in the process and no definitive agreement has yet been signed, and there is substantial risk that the merger may not take place.

For the three months ended March 31, 2012, the Company had a net loss of $1,254, comprised of professional and administrative fees incurred.

For the period from December 30, 2010 (Inception) to March 31, 2012the Company had a loss of $9,976, comprised of legal, audit, organization costs, and other administrative fees incurred in relation to the formation of the Company, and the filing of the Company’s Registration Statement on Form 10 and its ongoing financial reporting requirements.

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

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no material changes in our internal controls over financial reporting during the quarter ended March 31, 2012.

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

Bayview Acquisition Corp

Dated: May 20, 2012.	By:	/s/ Scott R. Chichester CPA
Scott R. Chichester CPA
President and Director