Form 10-Q
period 2012-06-30
AmpliTech Group, Inc.
filed 2012-08-20
CIK 1518461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 000-54355

AmpliTech Group, Inc.
(Exact name of registrant as specified in its charter)\

Nevada	27-4566352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

35 Carlough Rd. #3
Bohemia, NY 11716
(Address of principal executive offices) (Zip Code)

 631-521-7831
 (Registrant’s telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding  12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  There were 17,875,000 shares of common stock issued and outstanding as of August 17, 2012.

AMPLITECH GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 2012

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION		Page(s)

Item 1.	Financial Statements

	Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	3

	Income Statements for the three and six months ended June 30, 2012 and 2011(unaudited), and the period of December 30, 2010 (Inception) to June 30, 2012 (unaudited)	4

	Statements of Cash Flows for the six months ended June 30, 2012 and 2011(unaudited), and the period of December 30, 2010 (Inception) to June 30, 2012 (unaudited)	5

	Notes to Unaudited Financial Statements For the Three Months Ended	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Mine Safety Disclosures	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

Bayview Acquisition Corp
(A Development Stage Company)

BALANCE SHEETS

	June 30	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS

Cash	$501	$75
Other current assets	50	-
Total assets	$551	$75

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
Due to stockholder	$6,017	$5,117
Accrued expenses	2,380	2,680
Total current liabilities	8,397	7,797

Stockholder's deficit
Common Stock-$0.001 par value; 50,000,000 shares authorized; 306,800 issued and outstanding as June 30, 2012	307	100
Additional Paid-in Capital	4,393	900
Deficit accumulated during development stage	(12,546)	(8,722)
Total stockholder's deficit	(7,846)	(7,722)

Total liabilites and stockholder's deficit	$551	$75

See accompanying notes to the financial statements.

Bayview Acquisition Corp
(A Development Stage Company)

INCOME STATEMENTS

	For the three months ended June 30, 2012 (unaudited)	For the six months ended June 30, 2012 (unaudited)	For the period from December 30, 2010 (inception) through June 30, 2012

REVENUE	$-	$-	$-

OPERATING EXPENSES
Professional fees	2,400	3,100	7,000
General and administrative	170	724	5,546

Loss before income taxes	(2,570)	(3,824)	(12,546)

Income tax provision	-	-	-

Net Loss	$(2,570)	$(3,824)	$(12,546)

Net loss per common share - basic and diluted	$(0.03)	$(0.04)	$(0.06)

Weighted average number of common shares outstanding - basic and diluted	302,846	201,423	133,623

See accompanying notes to the financial statements.

Bayview Acquisition Corp
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the three months ended June 30, 2012	For the six months ended June 30, 2012	For the period from December 30, 2010 (inception) through June 30, 2012
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,570)	$(3,824)	$(12,546)
Common stock issued for services	2,000	2,000	3,000

Adjustments to reconcile net loss to net cash used in operating activities:
Increase/(decrease) in accrued expenses	(1,000)	(300)	2,380

Net cash used in operating activities	(1,570)	(2,124)	(7,166)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	1,650	1,650	1,650
Advance from Stockholder	400	900	6,017

Net cash flow from financing activities	2,050	2,550	7,667

Change in cash during the period	480	426	501
Cash, beginning of the period	21	75	-

Cash, end of the period	501	501	501

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-
SUPPLEMENTAL DISCLOSRE OF NON-CASH FINANCING ACTIVITIES	$2,000	$-	$3,000

See accompanying notes to the financial statements.

Bayview Acquisition Corp.
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Three and Six Months Ended June 30, 2012 and 2011 and the
Period from the date of Inception on December 30, 2010 to June 30, 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the thre months ended June 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements.  The results of operations for the periods ended June 30, 2012 and June 30 2011 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – PRIVATE PLACEMENT

In the 2nd quarter 2012 the Company executed a private placement and sold 6,800 shares of its common stock to 13 investors at a price of $0.25/share.

NOTE 4 – STOCK FOR SERVICES

In the 2nd quarter 2012 the Company issued 110,000 shares for services rendered to its Corporate Secretary, Lawrence Adams, and 90,000 shares for services rendered to its President, Scott R. Chichester.  The expense of such compensation was charged to operations in the period issued.

NOTE 5 –SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to June 30, 2012 to the date of issuance in accordance with ASC 855 “Subsequent Events”. We have had the following material subsequent events.

Bayview Acquisition Corp.
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Three and Six Months Ended June 30, 2012 and 2011 and the
Period from the date of Inception on December 30, 2010 to June 30, 2012

NOTE 5 –SUBSEQUENT EVENTS (Continued)

Closure of Private Placement

The Company closed the private placement, delineated in Note 3, in July having sold a total of 8,400 shares at $0.25/share to an aggregate of 29 investors.

Shares issued for Services

In July 2012, 150,000 shares were issued to a corporation for consulting services rendered.

Business Combination

On August 10, 2012 the Company executed a share exchange agreement with AmpliTech Inc. of Bohemia, NY, exchanging all of its outstanding common stock (458,400 shares) for 1,200,000 shares of the newly merged entity,AmpliTech Group, Inc.  Post-merger there was a total of 17,875,000 shares of common stock outstanding.  Additionally there were an additional 2,125,000 shares that were eligible for conversion from notes payable to common stock based on the noteholders’ election making a total of 20,000,000 shares outstanding on a fully diluted basis.  As part of this business combination the Company changed its name to AmpliTech Group, Inc. from Bayview Acquisition Corp.  Additionally, the sole director of Bayview Acquisition Corp, Scott Chichester, resigned his position as both director and officer and Lawrence Adams resigned as Corporate Secretary.  Fawad Maqbool assumed the position as sole director.    Additionally, the newly merged entity, AmpliTech Group, Inc. filed an S1 registration statement on August 13, 2012.  The pro forma results of operations for this business combination are reported in Note 6.

NOTE 6 – PRO FORMA RESULTS OF BUSINESS COMBINATION

Per ASC 805-10-50-2 and S-X Rule 10-01(b)(4) pro forma results of operations for Revenue,  Net Income and Net Income Per Share are to be presented for the current year, up to the end of the current quarter and for the comparable period of the preceding year, as though the companies had been combined at the beginning of the period being reported on.  The per share information is reported as if the share exchange delineated in Note 5 occurred since inception.  This presentation is as follows:

Proforma Results of Operations:	For the 3 months ended June 30, 2012	For the 3 months ended June 30, 2012	For the 3 months ended June 30, 2012	For the 3 months ended June 30, 2011	For the 3 months ended June 30, 2011	For the 3 months ended June 30, 2011
	Amplitech Group, Inc. f/k/a Bayview Acquisition Corp	AmpliTech Inc.	Combined	Amplitech Group, Inc. f/k/a Bayview Acquisition Corp	AmpliTech Inc.	Combined
Revenues	$ 0	313,035	$313,035	$ 0	261,166	$ 261,166
Net Income/(Loss)	(2,570)	42,623	40,053	(693)	55,992	$ 55,299
Net Income Per Share	$0.00	$0.00	$0.00	$0.00	$0.00	$ 0.00
Fully Diluted Earnings Per Share	$0.00	$0.00	$0.00	$0.00	$0.00	$ 0.00

Bayview Acquisition Corp.
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Three and Six Months Ended June 30, 2012 and 2011 and the
Period from the date of Inception on December 30, 2010 to June 30, 2012

NOTE 6 – PRO FORMA RESULTS OF BUSINESS COMBINATION (Continued)

Proforma Results of Operations:	For the 6 months ended June 30, 2012	For the 6 months ended June 30, 2012	For the 6 months ended June 30, 2012	For the 6 months ended June 30, 2011	For the 6 months ended June 30, 2011	For the 6 months ended June 30, 2011
	Amplitech Group, Inc. f/k/a Bayview Acquisition Corp	AmpliTech Inc.	Combined	Amplitech Group, Inc. f/k/a Bayview Acquisition Corp	AmpliTech Inc.	Combined
Revenues	$ 0	575,788	$ 575,788	$ 0	467,978	$ 467,978
Net Income/(Loss)	(3,824)	58,117	54,293	(1,440)	45,932	44,492
Net Income Per Share	$0.00	$0.00	$0.00	$0.00	$0.00	$ 0.00
Fully Diluted Net Income Per Share	$0.00	$0.00	$0.00	$0.00	$0.00	$ 0.00

Proforma Results of Operations:	For the period December 30, 2010(inception) to June 30, 2012	For the period December 30 2010 to June 30, 2012	For the period December 30, 2010 to June 30, 2012
	Amplitech Group, Inc. f/k/a Bayview Acquisition Corp	AmpliTech Inc.	Combined
Revenues	$ 0	1,486,617	$ 1,486,617
Net Income/(Loss)	(12,546)	73,575	61,029
Net Income Per Share	$0.00	$0.00	$0.00
Fully Diluted Net Income Per Share	$0.00	$0.00	$0.00

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

Recent Development

Acquisition of Amplitech, Inc.

On August 13, 2012, we completed the securities exchange whereby we acquired all of the issued and outstanding membership interests of Amplitech, Inc. in exchange for 16,675,000 shares of our common stock which shares constituted approximately 94% of our issued and outstanding shares of common stock as of and immediately after the consummation of the securities exchange (the “Securities Exchange”).

AmpliTech, Inc. functions as a designer, manufacturer and distributor of cryogenic microwave amplifiers, RF designs and applications for Wireless Networks and Wireless Communication and we have assumed the business and operations of Amplitech, Inc. As a result of the Securities Exchange, Amplitech, Inc. became our wholly owned subsidiary and Fawad Maqbool became our principal stockholders. The Securities Exchange was treated as a recapitalization effected through a securities exchange, with Amplitech, Inc. as the accounting acquirer and the Company the accounting acquiree.

Change of Our Corporate Name

On July 31, 2012, in anticipation of the closing of the Securities Exchange, we filed with the Secretary of the State of Nevada a Certificate of Amendment to our Articles of Incorporation to change our name from Bayview Acquisition Corp to AmpliTech Group, Inc., to more accurately reflect our new business operations.

Convertible Notes

On August 13, 2012, we assumed all the obligations and rights under a number of convertible notes in an aggregate principal amount of $212,500 that were issued by our wholly owned subsidiary AmpliTech, Inc. We cancelled the Original Notes and issued new convertible notes to the original note holders (the “Convertible Notes”). The Convertible Notes has a six-month term and compounds annually and accrues at 8% per annum from the issue date through the maturity date. The holders are entitled to convert any portion of the outstanding and unpaid amount into our common stock at conversion price of $0.10 per share, subject to adjustments upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.

Results of Operations

The Company has not conducted any active operations since inception. No revenue has been generated by the Company from December 30, 2010 (Inception) through June 30, 2012.  After the period end, the Company merged with an operating company that manufactures microwave amplifiers on August 10, 2012.

For the three months ended June 30, 2012, the Company had a net loss of $2,570, comprised of professional and administrative fees incurred.

For the period from December 30, 2010 (Inception) to June 30, 2012, the Company had a loss of $12,546, comprised of legal, audit, organization costs, and other administrative fees incurred in relation to the formation of the Company, and the filing of the Company’s Registration Statement on Form 10 and its ongoing financial reporting requirements.

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

As of  June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no material changes in our internal controls over financial reporting during the quarter ended June 30, 2012.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In the 3 months ended June 30, 2012, the Company sold 6,800 shares of its common stock to investors raising $1,700.  The proceeds were used for professional fees and administrative costs. The foregoing securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On April 1, 2012, we issued 90,000 shares of our common stock to our former President Scott R. Chichester and 110,000 shares of our common stock to our former Secretary Lawrence Adams, for the services rendered by each of the foregoing officers. The issuance of the above shares to these shareholders was made in reliance on the exemption provided by Section 4(2) of the Securities Act promulgated thereunder.

In instances described above where we issued securities in reliance upon Regulation D, we relied upon Rule 506 of Regulation D of the Securities Act. These shareholders who received the securities in such instances made representations that (a) the shareholder is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the shareholder agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the shareholder has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, (d) the shareholder had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) the shareholder has no need for the liquidity in its investment in us and could afford the complete loss of such investment. Management made the determination that the investors in instances where we relied on Regulation D are accredited investors (as defined in Regulation D) based upon management’s inquiry into their sophistication and net worth. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

In instances described above where we indicate that we relied upon Section 4(2) of the Securities Act in issuing securities, our reliance was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed with this report.
+In accordance with the SEC Release 33-8238, deemed being furnished and not filed.
**Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmpliTech Group, Inc.

Dated: August 20, 2012	By:	/s/ Fawad Maqbool
Fawad Maqbool President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Dated: August 20, 2012	By:	/s/ Louisa Sanfratello
Louisa Sanfratello Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)