Form 10-Q
period 2012-09-30
AmpliTech Group, Inc.
filed 2012-11-21
CIK 1518461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 000-54355

AmpliTech Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-4566352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

35-3 Carlough Road, Bohemia, NY 11716
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 17,875,000 shares of common stock issued and outstanding as of  November 14, 2012.

AMPLITECH GROUP, INC.

RELIANCE ON SECURITIES EXCHANGE COMMISSION EXEMPTIVE ORDER
PURSUANT TO SECTIONS 17A and 36 of the SECURITIES AND EXCHANGE ACT OF 1934
(SEC Release No. 68224 dated November 14, 2012)

AmpliTech Group, Inc. (the “Company”, “we”, or “us”) is filing this Quarterly Report on Form 10-Q for the period ended September 30, 2012 (“the Form 10-Q”) in reliance on the Securities Exchange Commission’s Exemptive Order, issued pursuant to Sections 17A and 36 of the Securities and Exchange Act of 1934 and contained in SEC Release No. 68224 dated November 14, 2012. The Company was unable to file the Form 10-Q on a timely basis as a result of Hurricane Sandy and its aftermath. The Company is located in Bohemia, New York and its operation was heavily affected by Hurricane Sandy between October 29, 2012 and November 5, 2012. During this period, communications were hampered, and the registrant suffered from a lack of electricity, facilities and the availability of staff and professional advisors to finalize the financial data necessary to complete the financial statements to be included in the Form 10-Q. Even after the Company’s offices were reopened and power restored, the Company’s efforts to complete the Form 10-Q continued to be hindered as a result of the diversion of resources and focus of management on restoration of the functionality of the Company’s operations, continued slowdowns in the processing and confirmation of XBRL tagging and accuracy, and the inability of the registrant to consummate a final financial and legal review of such report prior to the close of business on November 14, 2012.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 30, 2012

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART  I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AmpliTech Group , Inc.
Condensed Consolidated Balance Sheets
As of December 31, 2011 and September 30, 2012 (Unaudited)

	September 30,	December 31,
	2012	2011
Assets	(Unaudited)

Current Assets

Cash and Cash Equivalents	$19,434	$54,038
Accounts Receivable	63,634	121,684
Inventory	205,843	199,868
Tax Credit Receivable	-	48,254

Total Current Assets	288,911	423,844

Property and Equipment, Net of
Accumulated Deprecaition	220,895	95,219
Deferred Financing Costs, Net of
Accumulateed Amortization	10,215	11,565
Security Deposits	5,375	5,375

Total Assets	$525,396	$536,003

Liabilities and Stockholders' Equity

Current Liabilities

Accounts Payable and
Accrued Expenses	$164,824	$192,711
Customer Deposits	87,727	67,649
Payroll Taxes Payable	20,787	54,419
Convertible Notes Payable	212,500	-
Notes Payable	91,277	174,983
Factor Financing	30,226	184,499
Current Portion of Capital Lease	59,198	4,864
Current Portion of Loans Payable	52,144	35,680

Total Current Liabilities	718,683	714,805

Long-Term Liabilities

Capital Lease	92,070	-
Loans Payable	93,206	110,206
Due to Officer	27,280	62,336

Total Liabilities	931,239	887,347

Commitments and Contingencies

Stockholders' Deficit

Common Stock, par value $.001,
50,000,000 shares authorized,
17,516,600 and 17,875,000 issued
and oustanding, respectively	17,875	16,775
Additional Paid-In Capital	115,862	117,703
Accumulated Deficit	(539,580)	(485,822)

Total Stockholders' Deficit	(405,843)	(351,344)

Total Liabilities and
Stockholders' Deficit	$525,396	$536,003

See accompanying notes to financial statements

AmpliTech Group, Inc.
Condensed Consolidated Statements of Operations
For The Three and Nine Months Ended September 30, 2011 and 2012
(Unaudited)

	For The Nine Months Ended		For The Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

Sales	$716,259	$594,504	$135,522	$126,525

Cost of Goods Sold	339,784	258,841	98,121	89,360

Gross Profit	376,475	335,663	37,401	37,165

General and Administrative	314,901	369,793	110,314	136,411

Income (Loss) From Operations	61,574	(34,130)	(72,913)	(99,246)

Other Income (Expenses);

Interest Expense	(54,763)	(29,132)	(18,874)	(11,055)
Other Expenses	(66,910)	(3,784)	(25,385)	(222)

Income (Loss) Before Income Taxes	(60,099)	(67,046)	(117,172)	(110,523)

Provision (Credit) For Income Taxes	-	-	-	-

Net (Loss)	(60,099)	(67,046)	(117,172)	(110,523)

Basic and Diluted Income (Loss) per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Shares
Outstanding, Basic and Diluted	17,703,555	17,516,600	17,874,751	17,516,600

See accompanying notes to financial statements

Amplitech Group, Inc.
Condensed Consolidated Statements of Stockholders' Equity
  For the nine months ended September 30, 2012
(Unaudited)

	Common Stock		Additional		Total
	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2011	17,516,600	$17,517	$117,703	$(485,822)	$(351,344)

Common stock issued for services	350,000	350	3,150		3,500

Proceeds from the sales of common stock	8,400	8	2,092		2,100

To eliminate the accumulated deficit of
Amplitech Group, Inc.			(6,341)	6,341	-

Net (loss) for the nine months ended
September 30, 2012				(60,099)	(60,099)

Balance, September 30, 2012	17,875,000	17,875	115,862	(539,580)	$(405,843)

See accompanying notes to financial statements

AmpliTech Group, Inc.
Condensed Consolidated Statements of Cash Flows
For The Nine Months Ended September 30, 2011 and 2012
(Unaudited)

	September 30,	September 30,
	2012	2011
Cash Flows from Operating Activities:

Net (Loss)	$(60,099)	$(67,046)

Adjustments to reconcile net (loss) to
net cash provided (used) by operating activities:

Depreciation and Amortization	40,040	32,263
Issuance of Common Stock for Services	3,500	-
Changes in Operating Assets and Liabilities:
Accounts Receivable	58,050	112,250
Inventory	(5,975)	12,427
Tax Credit Receivable	48,254	-
Security Deposits	-	3,685
Accounts Payable and
Accrued Expenses	(27,887)	(127,899)
Customer Deposits	20,078	(55,993)
Payroll Taxes Payable	(33,632)	37,137

Total Adjustments	102,428	13,870

Net cash provided by operating activities	42,329	(53,176)

Cash Flows from Investing Activities:

Acquisition of Property and Equipment	(164,366)	(5,500)

Net cash (used) by financing activities	(164,366)	(5,500)

Cash Flows from Financing Activities:

Advances (Repayments) of Notes Payable, Net	(83,706)	46,036
Proceeds From Convertible Notes	212,500	-
Proceeds From The Sale of Common Stock	2,100	-
Factor Financing Advances (Repayments), Net	(154,273)	100,134
Increase (Decrease) in Loans Payable, Net	(536)	(56,690)
Capital Equipment Lease Financing, Net	146,404	(8,181)
Decrease in Due to Officer	(35,056)	(19,397)

Net cash (used) by financing activities	87,433	61,902

Net increase (decrease) in cash and cash equivalents	(34,604)	3,226

Cash and Cash Equivalents, Beginning of Period	54,038	361

Cash and Cash Equivalents, End of Period	$19,434	$3,587

Supplemental Disclosures:

Interest and Taxes paid:

Interest Expense	$51,084	$28,052
Income Taxes	$585	$243

Non-Cash Investing Activities:

Issuance of Common Stock for Services	$3,500	$-

See accompanying notes to financial statements

AmpliTech Group, Inc.
Notes To Condensed Consolidated Financial Statements
For The Nine Months Ended September 30, 2011 and 2012 (Unaudited)

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of AmpliTech Group, Inc. (the “Company”) have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for annual audited financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated  financial statements and notes related thereto for the years ended December 31, 2010 and 2011.

Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the Company continuing as a going concern. As of September 30, 2012, the Company had a working capital deficit of $429,772 and an Accumulated Deficit of $539,580. Additionally, there was minimal profit of $9,853 for the year ended December 31, 2011 and a net loss of $60,009 for the nine months ended September 30, 2012. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. However, the Company plans to improve its financial condition by raising additional working capital from various debt and equity financings. Also, the Company plans to pursue new customers and acquisition prospects in order to improve operations and cash flow. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Tax Credit Receivable

The Tax Credit Receivable was received in March 2012 in the amount of $43,438, the balance due of $48,254, less other outstanding state taxes in the amount of $4,816.  As per the Master Factoring Agreement, this payment was remitted to the lender to satisfy the balance due related to the Promissory Note dated December 6, 2011.

Notes Payable

In March 2012, The Company entered into a settlement agreement to repay $25,500, including interest of $500, plus $2,981 for legal fees and related expenses, for a note payable to individual that had defaulted in May 2011. The settlement stipulates four consecutive monthly payments of $2,500 beginning in March 2012 with the balance of $18,481 payable in July 2012.

AmpliTech Group, Inc.
Notes To Condensed Consolidated Financial Statements
For The Nine Months Ended September 30, 2011 and 2012 (Unaudited)

The bank Note Payable with a balance of $30,537 at December 31, 2011 was re-negotiated in March 2012. This Note was converted to a twenty four month term loan to be repaid in equal monthly installments of $1,233, plus interest at prime plus 10.5%, and is now included in Loans Payable.

The Company issued a six month promissory note for $25,000 on March 13, 2012. The note accrues interest at a rate of 8% per annum and is payable on September 12, 2012. This note was subsequently exchanged and made part of a Convertible Promissory Note for $50,000 dated May 4, 2012 (See Convertible Notes Payable below). Accrued interest related to this note was $274

Notes Payable at September 30, 2012 included demand notes totaling $84,695 from several individuals and one corporation, with interest rates ranging from 0% to 12% per annum. Accrued interest related to these notes was $12,920 and interest expense for the nine months ended September 30, 2012 was $1,080.

Notes Payable at September 30, 2012 included $6,582 related to a bank line of credit that expired prior to 2010. As such, there is no current availability on this facility. The current minimum monthly payment is approximately $375, including interest at prime plus 4.85%. This note is being paid as per the original agreement.

Factor Financing

In September 2011, AmpliTech entered into a Master Factoring Agreement with a private lender to finance 80% of certain Accounts Receivable, with recourse, plus 50% of Domestic Sales Orders. The total credit facility is $300,000, including a maximum of $50,000 to finance Domestic Sales Orders until such time as they are converted to Accounts Receivable. The discount fee charged by the Factor to finance the Accounts Receivable is 2% of the customer invoice for the first thirty days, plus 1% for each fifteen day period thereafter to a maximum of ninety days at which time the invoice is charged back to the Company with full recourse. The discount fee related to financed Sales Orders is 2% per each thirty day period until converted to Accounts Receivable. The outstanding balances owed to the Factor at September 30, 2012 for financed Accounts Receivable and Domestic Sales Orders was $19,986 and $10,330, respectively. Interest expense and related costs paid to the Factor for the nine months ended September 30, 2012 was $22,060

Convertible Notes Payable

Through September 30, 2012, the Company raised $170,000 and converted other debt in the amount of $42,500 by issuing a series of six month Convertible Promissory Notes.  These notes accrue interest at a rate of 8% per annum and are convertible, at the sole discretion of the holder, into 250,000 shares of common stock representing a 1.25% equity interest in the Company, on a fully diluted basis, for each $25,000 invested, or pro-rated portion thereof. Management has determined that there is no embedded beneficial conversion feature related to these notes on the date of issuance and, as such, no additional discount needs to be recorded.  Accrued interest and corresponding interest expense related to these notes was $6,251.

Capital Lease

AmpliTech entered into a thirty-six month lease agreement to finance certain lab equipment in May 2012 with a bargain purchase option of $1. As such, the Company has accounted for this transaction as a Capital Lease as follows, assuming an imputed 6% annual interest rate;

Total rental payments	$174,565
Less: Discount at 6%	(15,199)

Principal balance	$159,366

Future twelve month discounted principal payments as of September 30, 2012 are as follows;

2013	59,198
2014	54,136
2015	37,934

Total	$151,268

AmpliTech Group, Inc.
Notes To Condensed Consolidated Financial Statements
For The Nine Months Ended September 30, 2011 and 2012 (Unaudited)

Loans Payable

Loans payable at September 30, 2012 consisted of the following;

SBA backed working capital loan at prime plus 2.75% per annum. Current monthly payment, including Interest, is $3,633. The loan mature in September 2015	$121,935

Bank Note payable in equal monthly installments of $1,233, plus interest at prime plus 10.5% through March 2014.	23,415

Total	145,350

Less: Current Portion	(52,144)

Loans Payable, Net of Current Portion	$93,206

Future twelve month maturities of Loans Payable as of September 30, 2012 are as follows;

2013	52,144
2014	51,109
2015	42,187

$145,350

Interest expense related to these loans for the nine months ended September 30, 2012 was $10,916

Capital Stock

On April 1, 2012, 90,000 shares of common stock and 110,000 shares of common stock were issued to the two officers of record at the date of issuance for services rendered. The shares were valued at $2,000, the fair market value of the services rendered.

On July 1, 2012, 150,000 shares of common stock were issued to a consultant for services rendered. The shares were valued at $1,500, the fair market value of the services rendered.

From May through July 2012, the Company sold 8,400 shares of common stock to several investors for gross proceeds of $2,100. The proceeds were used for professional fees and administrative costs.

On August 13, 2012 (the “Closing Date”), Bayview acquired AmpliTech by issuing 16,675,000 shares of its Common Stock, constituting 100% of the outstanding shares of AmpliTech. Also on the Closing Date, the shareholders of Bayview were issued an additional 741,600 shares of common stock as part of the recapitalization pursuant to the Share Exchange Agreement. The transaction was accounted for as a reverse acquisition in which AmpliTech is deemed to be the accounting acquirer, and the prior operations of Bayview are consolidated for accounting purposes. The capital was retroactively adjusted to reflect the reverse acquisition.

Commitments and Contingencies

In April 2012, the Company executed an agreement with a law firm to assist in the preparation and filing of an S-1 Registration Statement with the Securities and Exchange Commission (“SEC”) for $40,000. Pursuant to the agreement, the Company paid the law firm a retainer of $10,000. An additional $10,000 was paid when the registration statement was filed with the SEC, $10,000 is due when the S-1 becomes effective and the final $10,000 is due when the Company’s stock is listed and trading on the OTC Bulletin Board.

Subsequent Events

The Company issued six month Promissory Note for $30,000 on November 14, 2012. The note accrues interest at a rate of 12% per annum and is payable no later than May 13, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Business Overview

We design, engineer and assemble micro-wave component based amplifiers that meet individual customer specifications. Our products consists of  amplifiers and related subsystems, operating at multiple frequencies from 50kHz to 44GHz, including Low Noise Amplifiers, Medium Power Amplifiers, oscillators, filters, and custom assemblies  designs. We also offer non-recurring engineering services on a project-by-project basis, for a predetermined fixed contractual amount, or on a time plus material basis.

Recent Development

Acquisition of Amplitech, Inc.

On August 13, 2012, we completed the Securities Exchange whereby we acquired all of the issued and outstanding membership interests of Amplitech in exchange for 16,675,000 shares of our common stock which shares constituted approximately 94% of our issued and outstanding shares of common stock as of and immediately after the consummation of the Securities Exchange.

As a result of the Securities Exchange, Amplitech became our wholly owned subsidiary and Fawad Maqbool became our principal stockholders. The Securities Exchange was treated as a recapitalization effected through a securities exchange, with Amplitech as the accounting acquirer and the Company the accounting acquiree.  Unless the context suggests otherwise, when we refer in this prospectus to business and financial information for periods prior to the consummation of the Securities Exchange, we are referring to the business and financial information of Amplitech.

In connection with the Securities Exchange, Scott R. Chichester resigned as members of our Board of Directors and as officers of the Company, effective upon the closing of the Securities Exchange.  Also effective upon closing of the Securities Exchange, Fawad Maqbool was appointed as the Chairman of the Board of Directors to fill the vacancies on our Board of Directors created by the resignation of Chichester.  In addition, our Board of Directors appointed Mr. Maqbool as our President, Chief Executive Officer, and Secretary, Louisa Sanfratello as our Chief Financial Officer, all effective upon the closing of the Securities Exchange.

As a result of our acquisition of Amplitech, Amplitech became our wholly owned subsidiary and we have assumed the business and operations of Amplitech.  On July 31, 2012, in anticipation of the closing of the Securities Exchange, we filed with the Secretary of the State of Nevada a Certificate of Amendment to our Articles of Incorporation to change our name from Bayview Acquisition Corp to AmpliTech Group, Inc., to more accurately reflect our new business operations.

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

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation.

Under the JOBS Act, we will remain an “emerging growth company” until the earliest of:

•           the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more;
•           the last day of the fiscal year following the fifth anniversary of the completion of this offering;
•           the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and
•           the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, or the Exchange Act. We will qualify as a large accelerated filer as of the first day of the first fiscal year after we have (i) more than $700 million in outstanding common equity held by our non-affiliates and (ii) been public for at least 12 months. The value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter.

The Section 107 of the JOBS Act provides that we may elect to utilize the extended transition period for complying with new or revised accounting standards and such election is irrevocable if made. As such, we have made the election to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

Results of Operations

For Nine Months Ended September  30, 2012 and September  30, 2011

Revenues

Sales increased by $121,755, or approximately 21%, when comparing sales for the nine months ended September 30, 2011 of $594,504 to sales for the nine months ended September 30, 2012 of $716,259. The increase in sales is directly related to a more efficient production department in the first six months of 2012 and enhanced cash flow from the ability to utilize the factoring line-of-credit that was secured in September of 2011 to finance accounts receivable and material purchase orders. Product sales for both periods were substantially from the sale of Low Noise Amplifiers.

Cost of Goods Sold and Gross Profit

Cost of Goods Sold as a percentage of Sales increased by approximately 4% when comparing 44% for the first nine months of 2011 to 48% for the first nine months of 2012. This decrease results from the average selling price per unit decreasing for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. This also resulted in a corresponding 4% decrease in Gross Profit as a percentage of Sales. However, overall Gross Profit increased by $40,812, or approximately 13%, when comparing the first nine months of 2011 Gross Profit of $335,663 to the first nine months of 2012 Gross Profit of $376,475.

General and Administrative Expenses

General and administrative expenses decreased from $369,793 in the first nine months of 2011 compared to $314,901 in the first nine of months of 2012, a decrease of $54,892, or approximately 15%. This decrease resulted primarily from a reduction of certain administrative salaries and related expenses when comparing the nine months ended September 30, 2011 to the nine months ended September 30, 2012.

Other Income (Expenses)

Interest Expense increased by $25,631 when comparing the nine months ended September 30, 2011 to the nine months ended September 30, 2012. This increase results primarily from interest costs related to the factor financing agreement that was secured in September 2011.  Other Expenses included $62,637 of professional fees related to the 2010 and 2011 audited financial statements and preparing the Form S-1 filed with the Securities and Exchange Commission.

Net Income (Loss)

As a result of the above, the Company had a Net (Loss) of $60,099 for the nine months ended September 30, 2012 compared to a Net (Loss) of $67,046 for the nine months ended September 30, 2011. This represents an overall decrease in the loss of $6,497, or approximately 11%.

For Three Months Ended September  30, 2012 and September  30, 2011

Revenues

Sales increased by $8,997, or approximately 8%, when comparing sales for the three months ended September 30, 2011 of $126,525 to sales for the three months ended September 30, 2012 of $135,522. Average monthly sales were approximately $42,000 and $45,000 for the three months ended September 30, 2011 and 2012, respectively. This represents a decrease of approximately $36,000, or 47%, and $52,000, or 54%, respectively, when compared to the average monthly sales of approximately $78,000 and $97,000 for the six months ended June 30, 2011 and 2012, respectively. The drop in average monthly sales for the three months ended September 30 2011 was directly related production being halted in August in order to move the entire operation to a smaller facility. The drop in average monthly sales for the three months ended September 30 2012 was directly related to the several production staff being absent for various personal reasons as well as a shift to outsource the assembly function for certain sales orders to a third party provider. Product sales for both periods were substantially from the sale of Low Noise Amplifiers.

Cost of Goods Sold and Gross Profit

Cost of Goods Sold as a percentage of Sales increased by approximately 2% when comparing 71% for the three months ended September 30, 2011 to 73% for the three months ended September 30, 2012. This increase results from certain production costs increasing by $8,761for the three months September 30, 2012 compared to the three months ended September 30, 2011. This also resulted in a corresponding 2% decrease in Gross Profit as a percentage of Sales. However, overall Gross Profit increased by only $236, less then 1%, when comparing the third quarter of 2011 Gross Profit of $37,165 to the third quarter of 2012 Gross Profit of $37,401.

General and Administrative Expenses

General and administrative expenses decreased from $136,411 for the third quarter of 2011 compared to $101,314 for the third quarter of 2012, a decrease of $26,097, or approximately 20%. This decrease resulted primarily from a reduction of certain administrative salaries and related expenses when comparing the three months ended September 30, 2011 to the three months ended September 30, 2012.

Other Income (Expenses)

Interest Expense increased by $7,819 when comparing the three months ended September 30, 2011 to the three months ended September 30, 2012. This increase results primarily from interest costs related to the factor financing agreement that was secured in September 2011.  Other Expenses included $25,385 of professional fees related to the 2010 and 2011 audited financial statements and preparing the Form S-1 filed with the Securities and Exchange Commission.

 Net Income (Loss)

As a result of the above, the Company had a Net (Loss) of $117,172 for the three months ended September 30, 2012 compared to a Net (Loss) of $110,523 for the three months ended September 30, 2011. This represents an overall increase in the loss of $6,649, or approximately 6%.

Liquidity and Capital Resources

We have historically financed our operations through debt from third party lenders, notes from various private individuals and funds advanced from the majority shareholder, who is also the President and CEO of the Company.

As September 30, 2012, we had $19,434 in cash and cash equivalents compared $54,038 in cash and cash equivalents as of December 31, 2011. As of December 31, 2011 and September 30, 2012 we had a working capital deficit of $290,961 and $429,772, respectively, and an accumulated deficit of $485,822 and $539,580, respectively.

Net cash provided by operating activities was $42,329 for the nine months ended September 30, 2012. The net cash provided by financing activities for the nine months ended September 30, 2012 was $87,433, which results primarily from proceeds received from the issuance of Convertible Promissory Notes after considering repayment of advances from the Factor.

We intend to finance our internal growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof.  We believe that our cash provided from operations and cash on hand will provide sufficient capital to fund our operations for the next twelve months.

Financing Activities

We issued a six month promissory note for $25,000 on March 13, 2012. The note accrues interest at a rate of 8% per annum and is payable on September 12, 2012. This note was subsequently exchanged and made part of a Convertible Promissory Note for $50,000 dated May 4, 2012.

Beginning in April 2012, we raised $170,000 and converted other debt in the amount of $42,500 by issuing a series of six month Convertible Promissory Notes. These notes accrue interest at a rate of 8% per annum and are convertible, at the sole discretion of the holder, into shares of common stock representing a 1.25% equity interest in the Company, on a fully diluted basis, for each $25,000 invested.

In May 2012, the Company acquired certain testing equipment under the terms of a capital lease valued at approximately $161,000.  The lease term is for three years with monthly payments of $4,849, including interest at 6% per annum.

The Company issued six month Promissory Note for $20,000 on October 19, 2012. The note accrues interest at a rate of 12% per annum and is payable no later than April 18, 2013.

The Company issued six month Promissory Note for $30,000 on November 14, 2012. The note accrues interest at a rate of 12% per annum and is payable no later than May 13, 2013.

Critical Accounting Policies, Estimates and Assumptions

The SEC defines critical accounting policies as those that are, in management's view, most important to the portrayal of our financial condition and results of operations and those that require significant judgments and estimates.

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

Basis of Accounting

The accompanying consolidated financial statements have been prepared using the accrual basis of accounting.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. Company’s cash and cash equivalents were deposited primarily in one financial institution.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of Accounts Receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change in the future.

Depreciation and Amortization

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally, accelerated depreciation methods) for tax purposes where appropriate. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Tax”. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has adopted the provisions of FASB ASC 740-10-05 “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Income (Loss)Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares (such as stock options and convertible securities) had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the periods presented.

Inventory Obsolescence
Inventory quantities and related values are analyzed at the end of each fiscal quarter to determine those items that are slow moving or obsolete. An inventory reserve is recorded for those items determined to be slow moving with a corresponding charge to cost of goods sold. Inventory items that are determined obsolete are written off currently with a corresponding charge to cost of goods sold.

Revenue Recognition
Revenue is recognized on an accrual basis immediately as a sale based on FOB shipping point. There are no maintenance or service contracts related to any product sale.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates.

Off Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

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

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal accounting officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

From July through September 2012, the Company sold 1,600 shares of common stock to several investors for gross proceeds of $400. The issuance of the above shares to these shareholders was made in reliance on the exemption provided by Section 4(2) of the Securities Act promulgated thereunder. Our reliance was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits

Exhibit Number	Description

2,1
Share Exchange Agreement, dated August 13, 2012, by and among AmpliTech Group, Inc., AmpliTech, Inc., and AmpliTech Shareholders, incorporated by reference to Exhibit 2.1 to registration statement on Form S-1 filed on August 13, 2012, as amended.

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.3 to registration statement on Form S-1 filed on August 13, 2012, as amended.

4.1	Form of Convertible Note, incorporated by reference to Exhibit 4.1 to registration statement on Form S-1 filed on August 13, 2012, as amended.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
__________
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

AmpliTech Group, Inc.

Dated: November 21, 2012	By:	/s/ Fawad Maqbool
Fawad Maqbool President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Dated: November 21, 2012	By:	/s/ Louisa Sanfratello
Louisa Sanfratello Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)