Form 10-K
period 2012-12-31
AmpliTech Group, Inc.
filed 2013-04-16
CIK 1518461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  000-54355

AmpliTech Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-4566352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 Carlough Rd. #3 Bohemia, NY 11716	11716
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 521-7831

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common stock, par value $0.001 per share.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $0.

As of April 9, 2013, the registrant had 19,994,863 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

AMPLITECH GROUP, INC.

ANNUAL REPORT ON FORM 10-K

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company”, “the Company” or “AmpliTech” are to the combined business of AmpliTech Group, Inc. and its consolidated subsidiaries, AmpliTech, Inc.

i

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

ii

PART I

ITEM 1.	BUSINESS

Business Overview

We design, engineer and assemble micro-wave component based amplifiers that meet individual customer specifications. Our products consists of RF amplifiers and related subsystems, operating at multiple frequencies from 50kHz to 44GHz, including Low Noise Amplifiers, Medium Power Amplifiers, oscillators, filters, and custom assemblies such as MMIC (Monolithic Microwave Integrated Circuit) and MIC ( Microwave Integrated Circuit) designs. We also offer non-recurring engineering services on a project-by-project basis, for a predetermined fixed contractual amount, or on a time plus material basis.

Our Corporate History and Background

We incorporated under the laws of the Nevada on December 30, 2010. From inception until the closing of the Securities Exchange, we were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business that seeks the perceived advantages of being a publicly held corporation. During that time, we had no revenue and our operations were limited to capital formation, organization and development of our business plan. As a result of the Securities Exchange, we ceased our prior operations and, through Amplitech, we now operate as a designer, manufacturer and distributor of cryogenic microwave amplifiers, RF designs and applications for Wireless Networks and the future of Wireless Communication.

On August 13, 2012, we completed a securities exchange whereby we acquired all of the issued and outstanding membership interests of AmpliTech, Inc. in exchange for 16,675,000 shares of our common stock which shares constituted approximately 94% of our outstanding shares of common stock on a fully diluted basis as of and immediately after the consummation of the securities exchange (such transaction as “Securities Exchange”). As a result of the Securities Exchange, we ceased our prior operations and, through Amplitech, Inc., we now operate as a designer, manufacturer and distributor of cryogenic microwave amplifiers, RF designs and applications for wireless networks and the future of wireless communication.

Recent Developments

Acquisition of Amplitech, Inc.

On August 13, 2012, we completed a securities exchange whereby we acquired all of the issued and outstanding membership interests of Amplitech in exchange for 16,675,000 shares of our common stock which shares constituted approximately 94% of our outstanding shares of common stock on a fully diluted basis as of and immediately after the consummation of the Securities Exchange.

As a result of the Securities Exchange, Amplitech became our wholly owned subsidiary and Fawad Maqbool became our principal stockholders. The Securities Exchange was treated as a recapitalization effected through a securities exchange, with AmpliTech, Inc. as the accounting acquirer and the Company the accounting acquiree.

AmpliTech, Inc. incorporated under the laws of the State of New York on October 18, 2002. Immediately prior to the closing of the Securities Exchange, Fawad Maqbool was founder and principal shareholder of AmpliTech, Inc.. AmpliTech, Inc.’s operations to date have consisted of business formation, strategic development, marketing, product development, negotiations with suppliers, product manufacturing and distribution.

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

As a result of our acquisition of AmpliTech, Inc., AmpliTech, Inc. became our wholly owned subsidiary and we have assumed the business and operations of AmpliTech, Inc. On July 31, 2012, in anticipation of the closing of the Securities Exchange, we filed with the Secretary of the State of Nevada a Certificate of Amendment to our Articles of Incorporation to change our name from Bayview Acquisition Corp to AmpliTech Group, Inc., to more accurately reflect our new business operations.

Convertible Notes

On August 13, 2012, we assumed certain the obligations and rights under a number of convertible notes in an aggregate principal amount of $212,500 that were issued by our wholly owned subsidiary AmpliTech, Inc. pursuant to an assignment and assumption agreement among the noteholders, AmpliTech, Inc. and us, We cancelled the Original Notes and issued new convertible notes to the original note holders (the “Convertible Notes”). The Convertible Notes has a six-month term and compounds annually and accrues at 8% per annum from the issue date through the maturity date.  The holders are entitled to convert any portion of the outstanding and unpaid amount into our common stock at conversion price of $0.10 per share. The holders have “piggyback” registration rights with respect the shares issued or issuable upon conversion.

On February 15, 2013, the Company received conversion notices from the holders of the Convertible Notes, whereby the Holders requested the Company to covert, the principal amounts and interests accrued until the notice date, into shares of the Company’s common stock. On February 28, 2012, the Company issued the holders a total of 2,000,000 shares of the Company’s common stock, which are covered on the Registration Statement on Form S-1 (No. 333-183291), representing their principal amounts dividing by the conversion price, and a total of 119,863 shares of the Company’s restricted common stock, to the holders representing their interest accrued through the notice date dividing by the conversion price.

OTC Bulletin Board

On February 20, 2013, the Company received approval by Financial Industry Regulatory Authority (FINRA) for adding the Company’s common stock on the OTC Bulletin Board, effective the next day. The Company’s common stock began to be quoted on the OTC Bulletin Board under the symbol “AMPG” on February 22, 2013.

Our Products

Our products consists of RF amplifiers and related subsystems, operating at multiple frequencies from 50kHz to 44GHz, including Low Noise Amplifiers, Medium Power Amplifiers, oscillators, filters, and custom assemblies such as MMIC (Monolithic Microwave Integrated Circuit) and MIC ( Microwave Integrated Circuit) designs.

Low Noise Amplifiers

Low Noise Amplifiers or LNAs are amplifiers used in receivers of almost every type of communication system (Wi-Fi, Radar, Satellite, Base station, Cellphone, Radio, etc.) to improve signal strength and increase sensitivity and range of receivers.

Medium Power Amplifiers

Medium Power Amplifers or MPAs provide increased output power and gain in transceiver chains to increase signal power and maintain dynamic range and linearity in Radars, Base-stations, Wireless networks, and almost every communication system.

UHF/VHF Medium Power Amplifiers

Oscillators

Phase Locked Oscillators or PLOs and Dielectric Resonator Oscillators or DROs are ultra-stable frequency sources and references in transceiver applications that complement the amplifier chain in the transceivers.

Phase Locked DRO (Oscillators)

Filters

Filters discriminate or block out certain frequencies in communication systems to improve dynamic range and NF response. Our filters are low loss and used on the front-end of the receiver chain that provide low degradation in the NF of the system, thereby maintaining and enhancing the signal clarity.

Our Technology

Our products are supported by hybrid design topologies that create highly linear Radio Frequency (RF) products that amplify and transform signals with minimal addition of noise, achieving high Signal to Noise Ratio (SNR) and increased receiver sensitivity and range at low cost and low power consumption. Our hybrid design topologies include:

·	Discrete Microwave Integrated Circuit (MIC) and Pseudomorphic High Electron Mobility Transistor (PHEMT) transistor stages
·	MIC and Low Noise MIC

The discrete topology that we utilize provides various advantages:

·	Can easily optimize Voltage Standing Wave Ratio (VSWR) and Noise Figure
·	Flexibility of design; can easily adapt to change of specs, technology, etc.
·	Low DC power consumption
·	Can control and optimize and gain flatness due to discrete gain stages
·	Optimum use of MIC technology and experience
·	Use of negative bias is not necessary
·	Better part availability

Our research and development activities are conducted on new product designs to the extent as requested by the customers. The cost of our research and development activities is incorporated into the unit selling prices and, as such, is borne directly by the customers.

Industry and Competition

Market Overview

We operate our business in the industry of high power Radio Frequency (RF) semiconduct. We believe that the RF semiconduct industry has the following features:

High demand for complex, next-generation Wireless signal processing applications

·	Mass adoption of Internet and Web-based applications, and other high-band width applications
·	Ability to combine analog and digital signal processing into more integrated RF solutions
·	Wide spread application of low-cost, high-performance and functionality wireless networks
·	Emergence of 4G,WiMAX, satellite and advanced wireless network infrastructure roll-outs

Growing opportunity for advanced RF subsystems, modules and components

·	Demand for precise, high-speed signal conditioning interfaces between analog and digital
·	Combining analog/digital signal processing capabilities into more highly-integrated solutions
·	Wide spread application of low-cost, high-performance wireless network systems
·	Convergence of computing, communications, and consumer electronics with state-of-the-art signal processing capability with less power consumption

Complements OEM design, and manufacturing capabilities

·	Deliver high quality and feature improvements that service provider require
·	Lower production costs and shorten product development cycles
·	Adhere to flexibility, performance, streamlined procurement processes and value requirements

Competition

The markets for the products that we offer are very competitive, are rapidly evolving. Competition may increase in the future, which could require us to reduce prices, increase advertising expenditures or take other actions that may have an adverse effect on our operating results. We believe that we will enjoy the following competitive advantages:

·	Experienced team
·	Superior performance products
·	Proven mature reliable technology
·	Competitive pricing
·	Good deliveries

Our Strategy

Our objective is to become a premier designer, manufacturer and distributor of high quality and state-of-the-art cryogenic microwave amplifiers, RF designs and applications for Wireless Networks and the future of Wireless Communication. Key elements of our strategy include the following:

·	Reorganization to become a reporting company to improve access to capital resources
·	New product development
·	Commercializing of existing core technology into specific high volume technology sectors and obtaining patent on such technology

Manufacturing

Our manufacturing facility is located at our corporate office in Bohemia, New York. Our manufacturing process involves the assembly of numerous individual components and precise fine-tuning by production technicians. Our manufacturing facility is estimated to be capable of assembling up 100 amplifiers per month. If we receive larger quantity orders that need to be fulfilled in a short time-frame, or in excess of our capacity at the main facility, we outsource the assembly by sending kitted raw materials to a qualified contract assembly facility in the local Northeast.

We are currently certified to the ISO 9001:2008 standard. ISO 9001 is a uniform worldwide Quality Management System (QMS) standard.

Supplier

Our raw material consists of purchased component parts used in our assembly process. The following table describes suppler concentration based upon the percentage of raw material from each supplier of our total raw material purchase for the year of 2012:

Supplier A	$52,186	19.62%
Supplier B	35,226	13.24%
Supplier C	26,233	9.86%
Supplier D	11,769	4.42%
Supplier E	11,442	4.30%
All other suppliers (approximately 48)	129,157	48.56%
Total	$266,013	100.00%

Marketing

We employ an aggressive and focused approach to market our products, at various venues including trading shows, strategic partnership and joint ventures, website and trade magazines.

Trade Shows

We attend trade shows such as MTTS (Microwave Theory and Techniques Show), IMS (Internation Microwave Symposium), European Microwave Symposium, SATCON, MILCOM. We also sponsor in some trade shows to gain recognition and presence.

Strategic Partnership and Joint Ventures

We explore opportunities with global OEMs (Original Equipment Manufacturers) by working strategic partnerships and joint ventures that improve sales and presence in marketplace.

Website

We maintain a dynamic website to capture more business via worldwide customer searches for our products on the internet. Our website is available at www.amplitechinc.com.

Trade Magazines

We advertise our products in various trade magazines such as Microwave Journal, Microwaves & RF, High Frequency Electronics, etc.

Customers

We rely on our sales representatives or distributors to channel our products to about 15 countries in North America, Europe and Asia. We serve a diverse customer base located primarily in the United States, with an increasing number in Europe, and Asia, across the industries as aerospace, governmental defense, commercial satellite. Some of our customers are established Fortune 100 corporations, such as Boeing Aerospace, NASA, Raytheon, Government of Israel, Ministry of Defense, and Mitsubishi Electronics.

The following table sets forth our customers that accounts for more than 10% of our total revenue for the year of 2012:

Customer A	$196,660	19.26%
Customer B	$139,265	13.96%
Customer C	$136,190	13.66%
Customer D	$127,980	12.84%

Government Regulation

We are subject to a number of laws and regulations that affect companies generally and specifically those conducting business of electronics, many of which are still evolving and could be interpreted in ways that could harm our business. Existing and future laws and regulations may impede our growth. These regulations and laws may cover taxation, pricing, copyrights, distribution, electronic contracts and other communications, consumer protection, web services, and the characteristics and quality of products and services. Unfavorable regulations and laws could diminish the demand for our products and services and increase our cost of doing business.

Environmental Protection

We comply with RoHS compliant. RoHS stands for Restriction of Use of Hazardous Substances regulations, which limit or ban specific substances, such as lead, cadmium, polybrominated biphenyl (PBB), mercury, hexavalent chromium, and polybrominated diphenyl ether (PBDE) flame retardants, in new electronic and electric equipment.

Intellectual Property

Except the domain name of “amplitechinc.com”, we currently do not own any intellectual property rights. We regard the protection of our copyrights, service marks, trademarks, trade secrets and other intellectual property rights as critical to our future success. We rely on contractual restrictions to protect our proprietary rights in products and services. It is our policy to enter into confidentiality and invention assignment agreements with our employees and contractors and nondisclosure agreements with our suppliers and strategic partners in order to limit access to and disclosure of our proprietary information. We cannot assure you that these contractual arrangements or the other steps taken by us to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies.

Employees

As of April 2013, we have four full time employees and three part time employees. From time to time, we may hire additional workers on a contract basis as the need arises.

ITEM 1A.	RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.	PROPERTIES

Our principal executive office is located at35 Carlough Rd. #3, Bohemia, NY 11716. The property at this location is leased by the Company, at monthly rental expenses of $2,600, and for a term of one year ending June 30, 2013. Our wholly owned subsidiary, AmpliTech, Inc., also operates out of our principal executive office.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party or of which any of our property is the subject. From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigations are subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time and harm our business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has become quoted on the OTC Bulletin Board under the symbol “AMPG” since February 22, 2013. No established public trading market exists for the Company’s common stock.

The quotations of the closing prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Holders

As of April 9, 2013, there were 54 holders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

Dividend Policy

We have never declared or paid dividends on our common stock. We do not anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. Any future determination to declare dividends will be subject to the discretion of our board of directors and will depend on various factors, including applicable laws, our results of operations, financial condition, future prospects and any other factors deemed relevant by our board of directors.

Recent Sales of Unregistered Securities

On August 13, 2012, we assumed certain the obligations and rights under a number of convertible notes in an aggregate principal amount of $212,500 that were issued by our wholly owned subsidiary AmpliTech, Inc. pursuant to an assignment and assumption agreement among the noteholders, AmpliTech, Inc. and us, We cancelled the original notes and issued new convertible notes to the original note holders (the “Convertible Notes”). The Convertible Notes has a six-month term and compounds annually and accrues at 8% per annum from the issue date through the maturity date.  The holders are entitled to convert any portion of the outstanding and unpaid amount into our common stock at conversion price of $0.10 per share. The holders have “piggyback” registration rights with respect the shares issued or issuable upon conversion. The issuance of these Convertible Notes was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

On February 28, 2013, the Company issued a total of 119,863 shares of the Company’s restricted common stock, to the holders of Convertible Notes, representing the interest accrued through the notice date dividing by the conversion price, upon their conversion of the Convertible Notes. The issuance of these shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

On September 21, 2012, the Company issued a promissory note in a principal amount of $20,000. This note has a six-month term and compounds annually and accrues at 12% per annum from the issue date through the maturity date. The issuance of this note was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

On November 14, 2012, the Company issued a promissory note in a principal amount of $30,000. This note has a six-month term and compounds annually and accrues at 12% per annum from the issue date through the maturity date. The issuance of this note was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

On February 1, 2013, the Company issued a promissory note in a principal amount of $50, in exchange for the holder’s cancellation of two notes held by him and issued by the Company in 2012. The terms and conditions of this note are identical to that of the Convertible Notes as described above. The issuance of these shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

On February 8, 2013, the Company issued a promissory note in a principal amount of $50,000. The terms and conditions of this note are identical to that of the Convertible Notes as described above. The issuance of these shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

ITEM 6.	SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

Forward-Looking Statements

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Business Overview

We design, engineer and assemble micro-wave component based amplifiers that meet individual customer specifications. Our products consists of RF amplifiers and related subsystems, operating at multiple frequencies from 50kHz to 44GHz, including Low Noise Amplifiers, Medium Power Amplifiers, oscillators, filters, and custom assemblies such as MMIC (Monolithic Microwave Integrated Circuit) and MIC ( Microwave Integrated Circuit) designs. We also offer non-recurring engineering services on a project-by-project basis, for a predetermined fixed contractual amount, or on a time plus material basis.

Recent Developments

Acquisition of Amplitech, Inc.

On August 13, 2012, we completed a securities exchange whereby we acquired all of the issued and outstanding membership interests of AmpliTech, Inc. in exchange for 16,675,000 shares of our common stock which shares constituted approximately 94% of our outstanding shares of common stock on a fully diluted basis as of and immediately after the consummation of the securities exchange (such transaction as “Securities Exchange”).

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

Convertible Notes

On August 13, 2012, we assumed certain the obligations and rights under a number of convertible notes in an aggregate principal amount of $212,500 that were issued by our wholly owned subsidiary AmpliTech, Inc. pursuant to an assignment and assumption agreement among the noteholders, AmpliTech, Inc. and us, We cancelled the Original Notes and issued new convertible notes to the original note holders (the “Convertible Notes”). The Convertible Notes has a six-month term and compounds annually and accrues at 8% per annum from the issue date through the maturity date.  The holders are entitled to convert any portion of the outstanding and unpaid amount into our common stock at conversion price of $0.10 per share. The holders have “piggyback” registration rights with respect the shares issued or issuable upon conversion.

On February 15, 2013, the Company received conversion notices from the holders of the Convertible Notes, whereby the Holders requested the Company to covert, the principal amounts and interests accrued until the notice date, into shares of the Company’s common stock. On February 28, 2012, the Company issued the holders a total of 2,000,000 shares of the Company’s common stock, which are covered on the Registration Statement on Form S-1 (No. 333-183291), representing their principal amounts dividing by the conversion price, and a total of 119,863 shares of the Company’s restricted common stock, to the holders representing their interest accrued through the notice date dividing by the conversion price.

OTC Bulletin Board

On February 20, 2013, the Company received approval by Financial Industry Regulatory Authority (FINRA) for adding the Company’s common stock on the OTC Bulletin Board, effective the next day. The Company’s common stock has become quoted on the OTC Bulletin Board under the symbol “AMPG” on February 22, 2013.

Results of Operations

Our auditor has indicated in their report on our financial statements for the fiscal years ended December 31, 2012 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

As of December 31, 2012, the Company had a working capital deficit of $599,787 and an accumulated deficit of $672,476. Additionally, there was a net loss of $192,995 for the year ended December 31, 2012 and there was minimal profit of $9,853 for the year ended December 31, 2011. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  We plan to improve the Company’s financial condition by raising working capital from the issuance of additional notes with equity convertible features and pursue new customers and acquisition prospects to improve our operational results. However, there is no assurance that the Company will be successful in accomplishing these objectives. If adequate funds are not available, our business would be jeopardized and we may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

For Years Ended December 31, 2012 and December 31, 2011

Revenues

Sales increased to $996,995 for the year ended December 31, 2012 from $906,829 for the year ended December 31, 2011, an increase of $90,166, or approximately 10%. This increase results primarily from several larger orders from certain overseas customers for the sale of low power amplifiers units for 2012 as compared to 2011.

Cost of Goods Sold and Gross Profit

Cost of Goods Sold increased from $348,194 in 2011 to $597,090 in 2012, an increase of $248,896, or approximately 71%. This increase was the direct result of selling units on larger orders at a significantly reduced gross margin. As a result, the gross profit declined to $399,905 for 2012 compared to $558,635 for 2011, a decrease of $158,730, and the gross margin declined to approximately 40% for 2012 compared to approximately 62% for 2011.

General and Administrative Expenses

General and administrative expenses increased from $479,758 in 2011 to $516,328 in 2012, an increase of $36,570, or approximately 8%. This increase was the direct result of legal, accounting and consulting fees incurred related to the Company’s filing of registration statement on Form S-1 in 2012.

Other Income (Expenses)

Interest Expense increased $18,237 when comparing the year ended December 31, 2011 to the year ended December 31, 2012. This increase results directly from financing in 2012 related to the Capital Lease obligation as well as accrued interest related to the Convertible Notes.

Net Income (Loss)

As a result of the reduced gross profit and increase in general and administrative expenses described above from 2011 to 2012, the Company had a net loss of $192,995 in 2012 compared to net income of $9853 in 2011. This represents an overall decrease of $202,848 from 2011 to 2012.

Liquidity and Capital Resources

We have historically financed our operations through debt from third party lenders, notes issued to various private individuals and funds advanced from the majority shareholder, who is also the President and Chief Executive Officer of the Company.

As of December 31, 2012 and December 31, 2011, we had cash and cash equivalents of $27,716 and $54,038, respectively, a working capital deficit of $599,787 and $290,061, respectively, and an accumulated deficit of $672,476 and $485,822, respectively.

The net cash provided by operating activities for the year ended December 31, 2012 was $62,817, which was primarily the result of a decrease in accounts receivable and the tax credit receivable. The net cash used by operating activities for the year ended December 31, 2011 was $68,951, which resulted primarily from a decrease in customer deposits, accounts payable and accrued expenses

The net cash used by financing activities for the year ended December 31, 2012 was $86,239, where funds raised from the issuance of notes were used to make repayments for existing loan, notes and capital lease as well as advanced from our majority shareholder, President and Chief Executive Officer to the Company. Net cash provided by financing activities was $128,128 for the year ended December 31, 2011, which results primarily from factor financing advances against accounts receivable as collateral.

We intend to finance our internal growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof. We believe that our cash provided from operations and cash on hand will provide sufficient working capital to fund our operations for the next twelve months.

Financing Activities

In September 2011, we entered into a Master Factoring Agreement with a private lender to finance 80% of Domestic Accounts Receivable, with recourse, plus 40% of Domestic Sales Orders. The total credit facility is $300,000, including a maximum of $50,000 to finance Domestic Sales Orders until such time as they are converted to Accounts Receivable. The discount fee charged by the Factor to finance the Accounts Receivable is 2% of the customer invoice for the first thirty days, plus 1% for each fifteen-day period thereafter to a maximum of ninety days at which time the invoice is charged back to the Company with full recourse. The discount fee related to financed Sales Orders is 2% per each thirty day period until converted to Accounts Receivable. A factoring arrangement is significantly more expensive than traditional accounts receivable financing, which the Company could not obtain given a history of operating losses, a working capital deficit and an accumulated deficit. The Company needed this factoring arrangement to increase production, fulfill customer orders in a timely manner and reduce the backlog of sales orders to a manageable level.

Beginning in April 2012, the Company issued a series of six month Convertible Promissory Notes totaling $212,500. These notes accrued interest at a rate of 8% per annum and are convertible, at the sole discretion of the holder, into shares of common stock representing a 1.25% equity interest in Amplitech, on a fully diluted basis, for each $25,000 invested. On February 15, 2013, the holders of the Convertible Promissory Notes outstanding at December 31, 2012 with a principle balance of $200,000 elected to convert the notes to 2,000,000 shares of the Company common stock. The shares underlying these notes were registered in the S-1 filed with the SEC that was declared effective on January 18, 2013. As such, these shares of common stock were issued as free trading. In addition, these notes accrued interest through the date of conversion in the amount of $11,986. Pursuant to the Convertible Promissory Note terms, Group issued an additional 119,863 restricted common shares in full payment of the accrued interest due each note holder.

In May 2012, the Company acquired certain testing equipment under the terms of a capital lease valued at approximately $159,000. The lease term is for three years with monthly payments of $4,849, including interest at 6% per annum.

On February 1, 2013, the Company issued a promissory note in a principal amount of $50, in exchange for the holder’s cancellation of two notes held by him and issued by the Company in 2012. On February 8, 2013, the Company issued a promissory note in a principal amount of $50,000. The terms and conditions of this note are identical to that of the Convertible Notes as described above, which means, that these two notes have a six-month term and compounds annually and accrues at 8% per annum from the issue date through the maturity date, the holders are entitled to convert any portion of the outstanding and unpaid amount into our common stock at conversion price of $0.10 per share, and the holders have “piggyback” registration rights with respect the shares issued or issuable upon conversion.

Critical Accounting Policies, Estimates and Assumptions

The SEC defines critical accounting policies as those that are, in management's view, most important to the portrayal of our financial condition and results of operations and those that require significant judgments and estimates.

The discussion and analysis of our financial condition and results of operations is based upon our financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Off Balance Sheet Transactions

As of December 31, 2012, we did not have any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AmpliTech Group, Inc.
Index To Consolidated Financial Statements
For The Years Ended December 31, 2011 and 2012

Sam Kan & Company 1151 Harbor Bay Pkwy., Suite 202 Alameda, CA 94502 Phone: 510.355.0492 Fax: 866.828.1446 http://www.skancpa.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
AmpliTech Group, Inc.

We have audited the accompanying consolidated balance sheets of AmpliTech Group, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of the Company as of December 31, 2012 and 2011, and the results of its operations and cash flows for the years then ended were in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has suffered losses from the year of 2012 and generated minimal profit in the year of 2011, and has experienced working capital deficit, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 16 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sam Kan & Company
__________________________
Sam Kan & Company

April 15, 2013

Alameda, California

AMPLITECH GROUP, INC
Consolidated  Balance Sheets
As of December 31, 2012 and 2011

	2012	2011
Assets

Current Assets

Cash and Cash Equivalents	$27,716	$54,038
Accounts Receivable	45,784	121,684
Inventory, Net of Reserve	112,817	199,868
Prepaid Expenses	1,800	-
Tax Credit Receivable	-	48,254

Total Current Assets	188,117	423,844

Property and Equipment, Net of
Accumulated Deprecaition	207,572	95,219
Deferred Financing Costs, Net of
Accumulateed Amortization	9,786	11,565
Security Deposits	6,070	5,375

Total Assets	$411,545	$536,003

Liabilities and Stockholders' Equity

Current Liabilities

Accounts Payable and
Accrued Expenses	$186,564	$192,711
Customer Deposits	98,953	67,649
Payroll Taxes Payable	19,072	54,419
Convertible Notes Payable	206,250	-
Notes Payable	118,355	174,983
Factor Financing	50,054	184,499
Current Portion of Capital Leases	55,936	4,864
Current Portion of Loans Payable	52,720	35,680

Total Current Liabilities	787,904	714,805

Long-Term Liabilities

Capital Leases	78,838	-
Loans Payable	75,869	110,206
Due to Officer	7,673	62,336

Total Liabilities	950,284	887,347

Commitments and Contingencies

Stockholders' Deficit

Common Stock, par value $.001,
50,000,000 shares authorized,
17,875,000 and 17,516,600 shares issued
and outstanding, respectively	17,875	17,517
Additional Paid-In Capital	115,862	116,961
Accumulated Deficit	(672,476)	(485,822)

Total Stockholders' Deficit	(538,739)	(351,344)

Total Liabilities and
Stockholders' Deficit	$411,545	$536,003

See accompanying notes to financial statements

AMPLITECH GROUP, INC
Consolidated Statements of Operations
For The Years Ended December 31, 2012 anl 2011

	2012	2011

Sales	$996,995	$906,829

Cost of Goods Sold	597,090	348,194

Gross Profit	399,905	558,635

General and Administrative	516,328	479,758

Income (Loss) From Operations	(116,423)	78,877

Other Income (Expenses);

Interest Expense	(76,572)	(58,335)
Other Expenses	-	(10,689)

Income (Loss) Before Income Taxes	(192,995)	9,853

Provision (Credit) For Income Taxes	-	-

Net Income (Loss)	(192,995)	9,853

Basic and Diluted Income (Loss) per Share	$(0.01)	$0.00

Weightel Average Number of Shares
Outstanling, Basic and Diluted	17,743,268	17,516,600

See accompanying notes to financial statements

Amplitech Group, Inc
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2011 and 2012

	Common Stock		Additional		Total
	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2010	17,516,600	17,517	122,566	(501,280)	$(361,197)

To eliminate the accumulated deficit of Amplitech Group Inc			(5,605)	5,605	-
Net income for the year ended December 31, 2011				9,853	9,853

Balance, December 31, 2011	17,516,600	17,517	116,961	(485,822)	(351,344)

Common stock issued for services	350,000	350	3,150		3,500
Proceeds from the sales of common stock	8,400	8	2,092		2,100
To eliminate the accumulated deficit of Amplitech Group Inc			(6,341)	6,341	-
Net (loss) for the year ended December 31, 2012				(192,995)	(192,995)

Balance, December 31, 2012	17,875,000	17,875	115,862	(672,476)	(538,739)

See accompanying notes to financial statements

AMPLITECH GROUP, INC
Consolidated Statements of Cash Flows
        For The Years Ended December 31, 2012 and 2011

	2012	2011
Cash Flows from Operating Activities:

Net Income (Loss)	$(192,995)	$9,853

Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:

Depreciation and Amortization	53,792	43,017
Issuance of Common Shares for Services	3,500	-
Inventory Reserve	71,742	-
Changes in Operating Assets and Liabilities:
Accounts Receivable	75,900	14,777
Inventory	15,309	1,704
Prepaid Expenses	(1,800)	-
Tax Credit Receivable	48,254	-
Security Deposits	(695)	3,685
Accounts Payable and
Accrued Expenses	(6,147)	(113,379)
Customer Deposits	31,304	(61,729)
Payroll Taxes Payable	(35,347)	33,121

Total Adjustments	255,812	(78,804)

Net cash provided by (used in) operating activities	62,817	(68,951)

Cash Flows from Investing Activities:

Purchase of Property and Equipment	(5,000)	(5,500)

Net cash (used in) investing activities	(5,000)	(5,500)

Cash Flows from Financing Activities:

Proceeds from Sales of Common Stock	2,100	-
Proceeds from Convertible Notes, Net	206,250	-
Advances From/(Repayments To) Factor Financing, Net	(134,445)	184,499
Note and Loan Repayments, Net	(73,925)	(21,789)
Capital Lease Financing Repayments	(29,456)	(11,190)
Decrease in Due to Officer	(54,663)	(23,392)

Net cash provided by (used in) financing activities	(84,139)	128,128

Net increase (decrease) in cash and cash equivalents	(26,322)	53,677

Cash and Cash Equivalents, Beginning of Period	54,038	361

Cash and Cash Equivalents, End of Period	$27,716	$54,038

Supplemental disclosures:

Interest and Taxes paid:

Interest Expense	$77,242	$41,128
Income Taxes	$585	$510

Non-Cash Financing and Investing Activities

Common Shares Issued Related To Reverse Merger	$142,200	$-
Financed Capital Leased Equipment	$159,366	$-

See accompanying notes to financial statements

AmpliTech Group, Inc.
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2011 and 2012

(1)   Organization and Business Description

AmpliTech, Inc. (“AmpliTech” or “the Company”) was incorporated under the laws of the State of New York on October 18, 2002. AmpliTech designs, engineers and assembles micro-wave component based low noise amplifiers (“LNA”) that meet individual customer specifications. Application of the Company’s proprietary technology results in maximum frequency gain with minimal background noise distortion as required by each customer. The Company has both domestic and international customers in such industries as aerospace, governmental, defense and commercial satellite.

On August 13, 2012 (the “Closing Date”), AmpliTech Group, Inc. (f/k/a Bayview Acquisition Corporation) (“Group”) acquired AmpliTech, by issuing 16,675,000 shares of its Common Stock, constituting 100% of the outstanding shares of AmpliTech. Also pursuant to the Share Exchange agreement, the shareholders of Group were issued an additional 741,600 shares of Common Stock on the Closing Date. These shares plus the 458,400 Group shares issued and outstanding prior to closing the share exchange on August 13, 2012 total 1,200,000 shares, or 6% on a fully diluted basis. The transaction was accounted for as a reverse acquisition in which AmpliTech is deemed to be the accounting acquirer, and the prior operations of Group are consolidated for accounting purposes. The capital balances have been retroactively adjusted to reflect the reverse acquisition.

(2)   Summary of Significant Accounting Policies

Basis of Accounting

The accompanying financial statements have been prepared using the accrual basis of accounting.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of December 31, 2011 and 2012 the Company’s cash and cash equivalents were deposited primarily in one financial institution.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of Accounts Receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change in the future.

AmpliTech Group, Inc
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2011 and 2012

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

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Tax”. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has adopted the provisions of FASB ASC 740-10-05 “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2011 and 2012, the Company had no material unrecognized tax benefits.

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

AmpliTech Group, Inc
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2011 and 2012

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of ASC 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”).  The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted.  The Company will adopt the methodologies prescribed by this ASU by the date required and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted.  The amendments do not require any transition disclosures. Due to the recent nature of this pronouncement, the Company is evaluating when it will adopt of ASU 2011-05, but it is not expected to have a material impact on the Company’s results of operations or financial position.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. This standard is not expected to have a material impact on the Company’s results of operations or financial position.

.AmpliTech Group, Inc
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2011and 2012

(3)   Inventory

Inventory, which consists primarily of raw materials and finished goods, is stated at the lower of cost (first-in, first-out basis) or market (net realizable value). The Inventory value at December 31, 2011and 2012 was as follows;

	2012	2011
Raw Materials	$89,356	$137,462
Work-in Progress	24,946	23,535
Finished Goods	66,531	35,145
Engineering Models	3,726	3,726

Subtotal	$184,559	$199,868
Less: Reserve for
Obsolescence	(71,742)	(-)
Total	$112,817	$199,868

(4)   Tax Credit Receivable

The Tax Credit Receivable balance of $48,254 at December 31, 2011 represents the amount due from a New York State tax credit incentive program based on approximately 15% of qualified research and development expenditures the Company incurred in 2010. This program allowed qualified companies to participate for a maximum of three years. AmpliTech participated in this program from 2008 through 2010. (See Note 9)

(5)   Property and Equipment

Property and Equipment with estimated useful lives of seven and ten years consisted of the following at December 31, 2011 and 2012;

	2012	2011
Lab Equipment	$544,923	$380,558
Furniture and Fixtures	11,568	11,568

Subtotal	556,941	392,126
Less: Accumulated Depreciation	(348,919)	(296,907)

Total	$207,572	$95,219

Depreciation expense for 2011 and 2012 was $41,238 and $52,013, respectfully0.

AmpliTech Group, Inc
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2011 and 2012

(6)   Deferred Financing Costs

Deferred Financing Costs of $17,792 were incurred directly related to a Small Business Administration (“SBA”) funded loan the Company obtained in 2008 and are being amortized on a straight line basis over ten years. Accumulated amortization as of December 31, 2011 and 2012 was $6,227 and $8,006, respectfully. Amortization expense for both 2011 and 2012 was $1,779.

(7)   Convertible Notes Payable

Beginning in April 2012, the Company issued a series of six month Convertible Promissory Notes totaling $212,500.  These notes accrued interest at a rate of 8% per annum and are convertible, at the sole discretion of the holder, into shares of common stock representing a 1.25% equity interest in Amplitech, on a fully diluted basis, for each $25,000 invested.

On August 13, 2012, the closing date of the shares exchange, AmpliTech, Group and each note holder executed an Assignment and Assumption Agreement whereby AmpliTech assigned and Group assumed, and agreed to by each note holder, the obligation related to the convertible notes held by AmpliTech. Also on that date, each note holder received a new Convertible Promissory Note for the balance of the original six month term. The new notes also accrued interest at 8% per annum and are convertible, at the sole discretion of the holder, into shares of Group common stock at $.10 per share. The Company determined that the fair market value of the common shares underlying the convertible notes was equal to the estimated fair market of the Company’s common stock on the date of issuance. As such, there is no beneficial conversion feature related to these convertible notes that needs to be recorded as a discount on the date of issuance.

In December 2012 the Company repaid a note holder $6,250, plus accrued interest of $707, which represented one half of the principle balance due. Accrued interest at December 31, 2012 related to the balance of the convertible notes was $9,989. Interest expense for 2012 was $10,696. In February 2013, convertible notes totaling $200,000 were converted into 2,000,000 shares of Group common stock (See Note 17).

(8)   Notes Payable

A note from an individual for $25,000 dated March 1, 2011 was due on May 31, 2011 together with interest at a rate of 2% per annum. AmpliTech defaulted on this note and in March 2012 entered into a settlement agreement to repay $25,500, including interest of $500, plus $2,981 for legal fees and related expenses. The settlement stipulated four consecutive monthly payments of $2,500 beginning in March 2012 with the balance of $18,481 payable in July 2012. This note was paid in full as of July 31, 2012.

AmpliTech Group, Inc
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2011 and 2012

Notes Payable at December 31, 2011 and 2012 include demand notes totaling $107,043 and $113,195, respectfully, from several individuals and one corporation, with interest rates ranging from 0% to 12% per annum. Accrued interest related to these notes was $11,840 and $15,847 as of December 31, 2011 and 2012, respectively. Interest expense related to these notes for 2011 and 2012 was $1,440 and $4,007, respectively. In February 2013, $50,000 of notes payable to one individual was exchanged for a Convertible Promissory Note (See Note 17).

Notes Payable at December 31, 2011 and 2012 included $42,940 and $5,160, respectfully, related to two separate bank lines of credit that expired prior to 2010. As such, there is no current availability on either facility. The current minimum monthly payments are approximately $375 and 725, including interest at prime plus 4.85% and prime plus 11.50%, respectively. One Note with a balance of $30,537 at December 31, 2011 was re-negotiated in March 2012 (See Note11). The other note is being paid as per the original agreement.

(9)   Factor Financing

In September 2011, AmpliTech entered into a Master Factoring Agreement with a private lender to finance 80% of certain Accounts Receivable, with recourse, plus 50% of Domestic Sales Orders. The total credit facility is $300,000, including a maximum of $50,000 to finance Domestic Sales Orders until such time as they are converted to Accounts Receivable. The discount fee charged by the Factor to finance the Accounts Receivable is 2% of the customer invoice for the first thirty days, plus 1% for each fifteen day period thereafter to a maximum of ninety days at which time the invoice is charged back to the Company with full recourse. The discount fee related to financed Sales Orders is 2% per each thirty day period until converted to Accounts Receivable. The outstanding balances owed to the Factor at December 31, 2011 and 2012 for financed Accounts Receivable $94,363 and $17,280, respectively. The outstanding balances owed at December 31, 2011 and 2012 for financed Domestic Sales Orders was $50,000 and $32,774, respectively.

As part of the Master Factoring Agreement, the lender also agreed to advance $40,136 against the Tax Credit Receivable from New York State of $48,254 (See Note 4). The discount fee related to this balance is 2% per each thirty day period until payment is received from New York State. This advance was converted to a six month Promissory Note on December 6, 2011, ninety days from the original advance date, with accrued discount fees of $3,426 recorded at that time. This Note is payable each month based on a fixed principal payment of $6,689, plus interest on the unpaid balance at approximately 29% per annum.

AmpliTech Group, Inc
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2011 and 2012

(10)   Capital Leases

AmpliTech entered into a thirty-six month lease agreement to finance certain lab equipment in May 2012 with a bargain purchase option of $1. As such, the Company has accounted for this transaction as a Capital Lease, assuming an imputed 6% annual interest rate. Future lease payments related to this capital lease as of December 31, 2012 are as follows;

Total rental payments	$145,470
Less: Discount at 6%	(10,696)

Principal balance	$134,774

Future discounted principal payments over the term of this lease as of December 31, 2012 are as follows;

2013	55,936
2014	54,952
2015	23,886

Total	$134,774

(11)   Loans Payable

Loans payable at December 31, 2011 and 2012 consisted of the following;

	2012	2011
SBA backed working capital loan at prime plus
2.75% per annum. Monthly payments of $3,633,
including interest, through September 2015.	$110,107	$145,886
Bank loan payable in equal monthly installments
of $1,233, plus interest at prime plus 10.5%,
through March 2014.	18,482	-
Total	128,589	145,886

Less: Current Portion	(52,720)	(35,680)

Loans Payable, Net of Current Portion	$75,869	$110,206

AmpliTech Group, Inc
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2011 and 2012

Future maturities of Loans Payable as of December 31, 2011 and 2012 are as follows;

	2012	2011
2012		$35,680
2013	$52,720	37,921
2014	43,887	40,303
2015	31,982	31,982
	$128,589	$145,886

Interest expense related to these loans for 2011 and 2012 was approximately $11,700 and $10,900, respectively.

(12)   Due to Officer

The balance of $62,336 and $7,673 at December 31, 2011 and 2012, respectively, represents monies advanced to the Company by an officer, who is also the majority stockholder, for working capital. The amount due is unsecured, non-interest bearing and is payable upon demand.

(13)   Income Taxes

The provision for (benefit from) income taxes for the years ended December 31, 2011 and 2012 are as follows, assuming a combined effective tax rate of approximately 40%:

	Years Ended
	December 31,
	2012	2011
Federal and state
taxable income	$-	$3,941

Total current tax provision	-	3,941

Federal and state
loss carryforwards	77,048
Change in valuation allowance	(77,048)	3,941

Total deferred tax provision	-	(3,941)

Total income tax provision	$-	$-

AmpliTech Group, Inc
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2011 and 2012

The Company had deferred tax income tax assets as of December 31, 2011 and 2012 as follows:

	December 31,
	2012	2011

Loss carryforwards	$267,187	$190,139
Less: valuation allowance	(267,187)	(190,139)

Total net deferred tax assets	$-	$-

The Company has maintained a full valuation allowance against the total deferred tax assets for all periods due to the uncertainty of future utilization.

As of December 31, 2011, the Company has net federal and state net operating loss carry forwards of approximately $672,100 that expire in various years through 2032.

(14)  Capital Stock

The Company has authorized 50,000,000 shares of common stock with a par value of $0.001. As of December 31, 2011 and 2012 the Company had 17,516,600 and 17,875,000 shares of common stock issued and outstanding, respectively.

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

On August 13, 2012 (the “Closing Date”), AmpliTech Group, Inc. (f/k/a Bayview Acquisition Corporation) (“Group”) acquired AmpliTech, by issuing 16,675,000 shares of its Common Stock, constituting 100% of the outstanding shares of AmpliTech. Also pursuant to the Share Exchange agreement, the shareholders of Group were issued an additional 741,600 shares of Common Stock on the Closing Date. These shares plus the 458,400 Group shares issued and outstanding prior to closing the share exchange on August 13, 2012 total 1,200,000 shares, or 6% on a fully diluted basis. The transaction was accounted for as a reverse acquisition in which AmpliTech is deemed to be the accounting acquirer, and the prior operations of Group are consolidated for accounting purposes. The capital balances have been retroactively adjusted to reflect the reverse acquisition.

AmpliTech Group, Inc
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2011 and 2012

(15)  Commitments and Contingencies:

The Company rents office space under a non-cancelable operating lease agreement that commenced in July 2011 and expires in June 2012. This lease automatically renewed with similar terms in July 2012 for an additional twelve months. The future monthly rental payments required under this operating lease agreement through June 30, 2013 is $33,900  .

In September 2011, the Company entered into an agreement with a Consultant to provide accounting, tax, finance and management consulting services. The agreement is effective for a one year term and automatically renews for successive terms unless the Company or Consultant provides at least 90 day written notice prior to the renewal date. Fees for services are charged at $85 per hour for actual time incurred, plus additional fees for assisting the Company in raising debt financing or equity capital, determined on a case by case basis.

In April 2012, the Company executed an agreement with a law firm to assist in the preparation and filing of an S-1 registration statement with the Securities and Exchange Commission (“SEC”) for $40,000. Pursuant to the agreement, the Company paid the law firm a retainer of $10,000. An additional $10,000 was paid when the registration statement was filed with the SEC on August 13, 2012, $10,000 is due when the S-1 becomes effective and the final $10,000 is due when the Company’s stock is listed and trading on the OTC Bulletin Board.

(16)   Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the Company continuing as a going concern. As of December 31, 2012, the Company had a working capital deficit of $599,787 and an Accumulated Deficit of $672,476. Additionally, there was a net loss of $192,995 for the year ended December 31, 2012 and there was minimal profit of $9,853 for the year ended December 31, 2011. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. However, the Company plans to improve its financial condition by converting the existing Convertible Promissory Notes to equity by issuing shares of common stock as well as raising working capital from the issuance of additional Convertible Promissory Notes (See Note 17). Also, the Company plans to pursue new customers and acquisition prospects in order to improve operations. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

AmpliTech Group, Inc
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2010 and 2011

(17)   Subsequent Events

The S-1 registration statement filed with the Securities and Exchange Commission (“SEC”) was declared effective on January 18, 2013.

On February 1, 2013, the holder of two Notes Payable totaling $50,000 exchanged them for a Convertible Promissory Note with a six month term. The convertible note accrues interest at 8% per annum and is convertible, at the sole discretion of the holder, into shares of Group common stock at $.10 per share.

On February 8, 2013 the Company repaid a convertible note holder $6,250, plus accrued interest of $53, which represented the entire principal balance due this holder.

On February 8, 2013, the Company issued a Convertible Promissory Note for $50,000 with a six month term. The convertible note accrues interest at 8% per annum and is convertible, at the sole discretion of the holder, into shares of Group common stock at $.10 per share.

On February 15, 2013, the holders of the Convertible Promissory Notes outstanding at December 31, 2012 with a principle balance of $200,000 elected to convert the notes to 2,000,000 shares of Group common stock. The shares underlying these notes were registered in the S-1 filed  with the SEC that was declared effective on January 18, 2013. As such, these shares of common stock were issued as free trading. In addition, these notes accrued interest through the date of conversion in the amount of $11,986. Pursuant to the Convertible Promissory Note terms, Group issued an additional 119,863 restricted common shares in full payment of the accrued interest due each note holder.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on the evaluation as of December 31, 2012, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to, in general, provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our chief executive officer and chief financial officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012, and based on that evaluation they concluded that our internal control over financial reporting was effective.

The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that re-evaluation due to material weakness identified below, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2012 to ensure that information required to be disclosed in our Exchange Act reports was (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, because of material weaknesses in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period covered by this report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and sole director are as follows:

Name	Age	Position

Fawad Maqbool (1)	52	Chairman, President, Chief Executive Officer, and Treasurer

Louisa Sanfratello (2)	48	Chief Financial Officer and Secretary

(1)
Mr. Maqbool was appointed as our Chairman, President, Chief Executive Officer, Treasurer and Secretary on August 13, 2012 upon the closing of the Share Exchange. On August 22, 2012, Mr. Maqbool resigned as the Company’s Secretary.

(2)	Ms. Sanfratello was appointed as our Chief Financial Officer on August 13, 2012 upon the closing of the Share Exchange. On August 22, 2012, Ms. Sanfratello was appointed as the Company’s Secretary.

A brief description of the background and business experience of our sole executive officer and director for the past five years is as follows:

Fawad Maqbool, age 52, has served as the President, Chief Executive Officer and Chairman of the Board of Directors since founding Amplitech, Inc. 2002. He has also been the majority shareholder of the Company since its inception. Prior to founding Amplitech, Inc., Mr. Maqbool was the President of Aeroflex Amplicomm, Inc. for 2000 and 2001. His duties included, among other things, overseeing the design and development of amplifiers specifically for fiber optic communication applications. Mr. Maqbool was with MITEQ, Inc. from 1987 through 1999 where he began as an Engineering Group Leader and ultimately held the title of Department Head responsible for a staff of thirty-two consisting of engineers, technicians, assemblers and support personnel. His professional career began with the Hazeltine Corporation in 1983 where he was a Microwave Design Engineer through 1986. Mr. Maqbool received bachelor degrees in electrical engineering (major in microwaves and RF) and biomedical engineering from the City College of New York. He subsequently earned a masters degree in electrical engineering (major in microwaves and RF) from Polytechnic University.

Through his prior service, Mr. Maqbool possesses the knowledge and experience in microwaves and RF electrical engineering that aids him in efficiently and effectively indentifying and executing the Company’s strategic priorities.

Louisa Sanfratello, CPA, age 48, has been a self-employed independent accountant servicing numerous clients in various industries since 1998. One of her clients is the local chapter of Make a Wish Foundation where she serves as the Treasurer. Ms. Sanfratello was the Controller of The New Interdisciplinary School from 1991 through 1997 where she was responsible for the preparation of financial statements and coordination of all outside audits, reporting directly to the executive director. Her duties included the day-to-day financial management of the organization including projection of cash flow requirements. Ms. Sanfratello began her professional career in 1987 with the public accounting firm of Holtz Rubenstein & Company where she was a member of the audit staff until 1990. Ms. Sanfratello received a bachelor degree (magna cum laude) in business administration – accounting from Dowling College.

Term of Office

Our sole director is appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and holds office until removed by the Board of Directors.

There are no agreements or understandings between Mr. Maqbool and any other person pursuant to which Mr. Maqbool was selected as a director or executive officer.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings that would require disclosure under the federal securities laws that are material to an evaluation of the ability of our director or executive officers.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with our director or executive officers.

Board Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors. We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports in 2012, other than as set forth below:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Fawad Maqbool	1	1	1
Louisa Sanfratello	1	1	1

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and director, including our Chief Executive Officer, however, we are in the process of formulating a code of ethics and intend to adopt one in the near future.

Item 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to, the named persons, during the years ended December 31, 2012 and 2011 as our only named executive officer:

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Fawad Maqbool (1)	2012	111,539	-	-	-	111,539
Chairman, President and Chief Executive Officer	2011	101,923	-	-	-	101,923
			-	-	-
Scott R. Chichester (2)	2012	0	-	--	-	0
Former President	2011	0	-	-	-	0
			-	-	-
Louisa Sanfratello (3)	2012	27,990	-	-	-	27,990
Chief Financial Officer	2011	1,650	-	-	-	1,650

(1)	Represents Ms. Maqbool’s compensation from AmpliTech, Inc. for 2012, 2011 and 2010.
(2)
Mr. Chichester served as our President since inception and resigned as from such position on August 13, 2012 upon the closing of the Securities Exchange. Mr. Chichester’s resignation was not a result of any disagreement with the Company on any matters relating to the Company’s operations, policies (including accounting or financial policies) or practices.

(3)	Represents Ms. Sanfratello’s compensation from mid-December 2011, the commencement of her employment with AmpliTech, Inc. to December 31, 2012.

Outstanding Equity Awards at Fiscal Year End

Except as indicated in the above table, none of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2012 and 2011.

Compensation of Our President and Chief Executive Officer

Fawad Maqbool, as our sole director, has authority and discretion to determine his own compensation for serving as the Company’s President and Chief Executive Officer.

Compensation of Directors

During the year ended December 31, 2012 and 2011, the former sole director Scott R. Chichester and the current sole director Fawad Maqbool did not receive any compensation solely for service as a director.

Our sole director Fawad Maqbool will not receive any compensation solely for service as a director. It is our current policy that our director is reimbursed for reasonable out-of-pocket expenses incurred in attending each board of directors meeting or meeting of a committee of the board of directors.

Compensation Committee Interlocks and Insider Participation

During the fiscal years of 2012 and 2011, we did not have a standing compensation committee. Our board of directors was responsible for the functions that would otherwise be handled by the compensation committee. The sole director conducted deliberations concerning executive officer compensation, including directors who were also executive officers. Fawad Maqbool, as our sole director, has authority and discretion to determine his own compensation for serving as the Company’s President and Chief Executive Officer.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of April 9, 2013.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of April 9, 2013 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise indicated below, the address of each person listed in the table below is c/o 35 Carlough Rd. #3, Bohemia, NY 11716.

	Amount and Nature of Beneficial Ownership
	Common Stock (1)
Name and Address of Beneficial Owner	No. of Shares	% of Class
Directors and Officers
Fawad Maqbool, Chairman, President, and Chief Executive Officer	12,015,280	60.09%
Louisa Sanfratello, Chief Financial Officer	200,000	1.00%
All officers and directors as a group (2 persons)	12,215,280	61.0%

5% Security Holders
David Behanna (2) 36 Mount Grey Road, Setauket, New York 11733	1,658,000	8.29%

(1)
Based on 19,994,863 shares of common stock issued and outstanding as of April 9, 2013. For each beneficial owner above, the number of shares of common stock into which Convertible Notes held by such beneficial owner are convertible within 60 days of April 15, 2013 have been included in the number of common stock owned by such beneficial owner.

(2)
Includes (i) 1,000,000 shares of common stock held by DRB Consulting, Inc., of which David Behanna is the President of DRB Consulting, Inc. and thus has voting and dispositive control over securities held by it; (ii) 250,000 shares of common stock held by Laura Behanna, wife of David Behanna; (iii) 204,000 shares of common stock each held by Kimberly Behanna and Sarah Behanna, daughter so David Behanna.

Item 13.	CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following sets forth a summary of transactions since the beginning of the fiscal year of 2011, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

•
Our officer and director Fawad Maqbool, who is the majority stockholder, advanced to the Company for working capital. The amount due is unsecured, non-interest bearing and is payable upon demand. The highest principal amount of such advance was $85,611, of which $23,392 and $54,663 were repaid during 2011 and 2012, respectively. The balance at December 31, 2012 was $7,673.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

We expect to prepare and adopt a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of our policy only, a “related-person transaction” will be a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000 or one percent of the average of the Company’s total assets at the year-end for 2011 and 2010. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person will not be covered by this policy. A related person will be any executive officer, director or a holder of more than five percent of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.

We anticipate that, where a transaction has been identified as a related-person transaction, the policy will require management to present information regarding the proposed related-person transaction to our audit committee (or, where approval by our audit committee would be inappropriate, to another independent body of our board of directors) for consideration and approval or ratification. Management’s presentation will be expected to include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available.

To identify related-person transactions in advance, we are expected to rely on information supplied by our executive officers, directors and certain significant shareholders. In considering related-person transactions, our board of directors will take into account the relevant available facts and circumstances including, but not limited to:

•	the risks, costs and benefits to us;
•	the effect on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•	the terms of the transaction;
•	the availability of other sources for comparable services or products; and
•	the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

We also expect that the policy will require any interested director to excuse himself or herself from deliberations and approval of the transaction in which the interested director is involved.

Director Independence

Fawad Maqbool, the sole member of our Board of Directors, is not independent using the definition of independence under NASDAQ Listing Rule 5605(a)(2) and the standards established by the SEC.

Item 14. Principal Accountant Fees and Services.

Fees paid to Sam Kan & Company

The following table shows the aggregate fees we paid for professional services provided to us by Sam Kan & Company for 2012 and 2011:

	2012	2011
Audit Fees	$18,852	$2,000
Audit-Related Fees	0	1,400
Tax Fees	0	0
All Other Fees	0	0

Total	$18,852	$3,400

Audit Fees

For the fiscal years ended December 31, 2012 and 2011, we paid approximately $18,852 and $2,000, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

For the fiscal years ended December 31, 2012 and 2011, we paid approximately $0 and $1,400, respectively, for audit related services.

Tax Fees

For our fiscal years ended December 31, 2012 and 2011, we paid $0 and $0 respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended December 31, 2012 and 2011.

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

We do not have an Audit Committee. Our Board of Directors pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during 2012 were pre-approved by our Board of Directors. We do not have a record of the percentage of the above fees that were pre-approved in 2011. However, all of the above services in 2011 were reviewed and approved by our Board of Directors either before or after the respective services were rendered.

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this Annual Report.

1.	Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Operations for the years ended December 31, 2012 and 2011
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

3.	Exhibits required to be filed by Item 601 of Regulation S-K

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmpliTech Group, Inc.

Date: April 16, 2013	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Fawad Maqbool	President, Chief Executive Officer and	April 16, 2013
Fawad Maqbool	Chairman of the Board of Directors

/s/ Louisa Sanfratello	Chief Financial Officer and	April 16, 2013
Louisa Sanfratello, CPA	Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1
Share Exchange Agreement, dated August 13, 2012, by and among AmpliTech Group, Inc., AmpliTech, Inc., and AmpliTech Shareholders, incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed on August 13, 2012.

3.1	Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on April 19, 2011, as subsequently amended.
3.2	Certificate of Amendment to Articles of Incorporation dated July 31, 2012, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on August 13, 2012.
3.4	By-laws, incorporated herein by reference to Exhibit 3.2 the Company’s Registration Statement on Form 10 filed on April 19, 2011, as subsequently amended.
4.1	Form of Convertible Note dated August 13, 2012 incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on August 13, 2012.
10.1	Master Factoring Agreement dated August 16, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on December 11, 2012.
10.2
First Addendum to Master Factoring Agreement dated August 16, 2011, incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on December 11, 2012.

10.3
Second Addendum to Master Factoring Agreement dated August 16, 2011, incorporated by reference to Exhibit 10.3 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on December 11, 2012.

10.4
Third Addendum to Master Factoring Agreement dated December 6, 2011, incorporated by reference to Exhibit 10.4 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on December 11, 2012.

10.5	Form of Assignment and Assumption Agreement dated August 13, 2012 incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on August 13, 2012.
21.1	List of Subsidiaries, incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed on August 13, 2012.
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer
32.1+	Section 1350 Certification of Principal Executive Officer
32.2+	Section 1350 Certification of Principal Financial Officer

101. INS*	XBRL Instance Document

101. SCH*	XBRL Taxonomy Extension Schema Document

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB*	XBRL Taxonomy Extension Label Linkbase Document

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
________________
+ In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.
* Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.