Form 10-Q
period 2013-03-31
AmpliTech Group, Inc.
filed 2013-05-15
CIK 1518461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of May 13, 2013, the registrant had 19,994,863 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 2013

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

PART  I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AmpliTech Group, Inc.
Condensed Consolidated  Balance Sheets
As of December 31, 2012 and March 31, 2013 (Unaudited)

	March 31,	December 31,
	2013	2012
Assets	(Unaudited)

Current Assets

Cash and Cash Equivalents	$9,336	$27,716
Accounts Receivable	146,851	45,784
Inventory, Net of Reserve	126,531	112,817
Prepaid Expenses	1,800	1,800

Total Current Assets	284,518	188,117

Property and Equipment, Net of
Accumulated Deprecaition	192,188	207,572
Deferred Financing Costs, Net of
Accumulateed Amortization	9,342	9,786
Security Deposits	6,070	6,070

Total Assets	$492,118	$411,545

Liabilities and Stockholders' Equity

Current Liabilities

Accounts Payable and
Accrued Expenses	$228,544	$186,564
Customer Deposits	24,285	98,953
Payroll Taxes Payable	30,526	19,072
Convertible Notes Psysble	100,000	206,250
Notes Payable	65,997	118,355
Factor Financing	104,300	50,054
Current Portion of Capital Leases	60,995	55,936
Current Portion of Loans Payable	57,622	52,720

Total Current Liabilities	672,269	787,904

Long-Term Liabilities

Capital Leases	65,408	78,838
Loans Payable	62,325	75,869
Due to Officer	3,510	7,673

Total Liabilities	803,512	950,284

Commitments and Contingencies

Stockholders' Deficit

Common Stock, par value $.001,
50,000,000 shares authorized,
19,994,863 and 17,875,000 shares issued	19,995	17,875
and outstanding, respectively
Additional Paid-In Capital	325,728	115,862
Accumulated Deficit	(657,117)	(672,476)

Total Stockholders' Deficit	(311,394)	(538,739)

Total Liabilities and
Stockholders' Deficit	$492,118	$411,545

See accompanying notes to financial statements

AmpliTech Group, Inc.
Condensed Consolidated Statements of Operations
For The Three Months Ended March 31, 2012 and 2013
(Unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2013	2012

Sales	$309,183	$262,752

Cost of Gools Sold	121,641	123,914

Gross Profit	187,542	138,838

General and Administrative	156,270	104,793

Income From Operations	31,272	34,045

Other Income (Expenses);

Interest Expense	(15,913)	(17,493)

Income Before Income Taxes	15,359	16,552

Provision (Credit) For Income Taxes	-	-

Net Income	15,359	16,552

Basic and Diluted Income per Share	$0.00	$0.00

Weightel Average Number of Shares Outstanling, Basic and Diluted	18,911,377	17,516,600

See accompanying notes to financial statements

Amplitech Group, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For The Three Months Ended March 31, 2013

	Common Stock		Additional		Total
	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2012	17,875,000	$17,875	$115,862	$(672,476)	$(538,739)

Conversion of convertible promissory notes	2,119,863	2,120	209,866		211,986

Net income for the three months ended March 31, 2013				15,359	15,359

Balance, March 31, 2013	19,994,863	$19,995	$325,728	$(657,117)	$(311,394)

See accompanying notes to financial statements

AmpliTech Group, Inc.
Condensed Consolidated Statements of Cash Flows
For The Three Months Ended March 31, 2012 and 2013
(Unaudited)

	March 31,	March 31,
	2013	2012
Cash Flows from Operating Activities:

Net Income	$15,359	$16,552

Adjustments to reconcile net income to
net cash provided by (used in) operating activities:

Depreciation and Amortization	15,828	10,739
Changes in Operating Assets and Liabilities:
Accounts Receivable	(101,067)	41,685
Inventory	(13,714)	29,348
Tax Credit Receivable		48,254
Accounts Payable and
Accrued Expenses	53,966	(25,552)
Customer Deposits	(74,668)	(27,594)
Payroll Taxes Payable	11,454	(15,577)

Total Adjustments	(108,201)	61,303

Net cash provided by (used in) operating activities	(92,842)	77,855

Cash Flows from Financing Activities:

Repayment of Convertible Note	(6,250)	-
Proceeds from Convertible Note	50,000	-
Advances From/(Repayments To) Factor Financing, Net	54,246	(92,005)
Note and Loan Repayments	(11,000)	(18,007)
Capital Lease Financing Repayments	(8,371)	(3,949)
Decrease in Due to Officer	(4,163)	(15,438)

Net cash provided by (used in) financing activities	74,462	(129,399)

Net (decrease) in cash and cash equivalents	(18,380)	(51,544)

Cash and Cash Equivalents, Beginning of Period	27,716	54,038

Cash and Cash Equivalents, End of Period	$9,336	$2,494

Supplemental disclosures:

Interest and Taxes paid:

Interest Expense	$15,022	$20,466
Income Taxes	$521	$585

Non-Cash Financing and Investing Activities

Common Shares Issued Related To Convertible Notes	$211,986	$-
Exchange of Notes Payable For Convertible Note	$50,000	$-

See accompanying notes to financial statements

AmpliTech Group, Inc.
Notes To Condensed Consolidated Financial Statements
For The Three Months Ended March 31, 2012 and 2013 (Unaudited)

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of AmpliTech Group, Inc. (the “Company”) have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for annual audited financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated  financial statements and notes related thereto for the years ended December 31, 2011 and 2012 included in Form 10-K filed with the SEC.

Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the Company continuing as a going concern. As of March 31, 2013, the Company had a working capital deficit of $387,751 and an Accumulated Deficit of $657,117. Additionally, there was minimal profit of $15,359 for the three months ended March 31, 2013 and a net loss of $192,995 for the year ended December 31, 2012. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. However, the Company plans to improve its financial condition by raising additional working capital from various debt and equity financings. Also, the Company plans to pursue new customers and acquisition prospects in order to improve operations and cash flow. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Notes Payable

Notes Payable at March 31, 2013 included demand notes totaling $61,695 from several individuals and one corporation, with interest rates ranging from 0% to 12% per annum. Accrued interest related to these notes was $15,611 and interest expense for the three months ended March 31, 2013 was $360.

Notes Payable at March 31, 2013 included $4,302 related to a bank line of credit that expired prior to 2010. As such, there is no current availability on this facility. The current minimum monthly payment is approximately $375, including interest at prime plus 4.85%. This note is being paid as per the original agreement.

Factor Financing

The outstanding balances owed to the Factor at March 31, 2013 for financed Accounts Receivable and Domestic Sales Orders was $58,120 and $46,180, respectively. Interest expense and related costs paid to the Factor for the three months ended March 31, 2013 was $3,926.

AmpliTech Group, Inc.
Notes To Condensed Consolidated Financial Statements
For The Three Months Ended March 31, 2012 and 2013 (Unaudited)

Convertible Notes Payable

On February 1, 2013, the holder of two Notes Payable totaling $50,000 exchanged them for a Convertible Promissory Note with a six month term. The convertible note accrues interest at 8% per annum and is convertible, at the sole discretion of the holder, into shares of Group common stock at $.10 per share. The Company determined that the fair market value of the common shares underlying the convertible notes was equal to the estimated fair market of the Company’s common stock on the date of issuance. As such, there is no beneficial conversion feature related to these convertible notes that needs to be recorded as a discount on the date of issuance. Accured interest at March 31, 2013 was $647.

On February 8, 2013 the Company repaid a convertible note holder $6,250, plus accrued interest of $53, which represented the entire principle balance due this holder.

On February 8, 2013, the Company issued a Convertible Promissory Note for $50,000 with a six month term. The convertible note accrues interest at 8% per annum and is convertible, at the sole discretion of the holder, into shares of Group common stock at $.10 per share. The Company determined that the fair market value of the common shares underlying the convertible notes was equal to the estimated fair market of the Company’s common stock on the date of issuance. As such, there is no beneficial conversion feature related to these convertible notes that needs to be recorded as a discount on the date of issuance. Accured interest at March 31, 2013 was $559.

On February 15, 2013, the holders of the Convertible Promissory Notes outstanding at December 31, 2012 with a principle balance of $200,000 elected to convert the notes to 2,000,000 shares of Group common stock. The shares underlying these notes were registered in the S-1 filed with the SEC that was declared effective on January 18, 2013. As such, these shares of common stock have been designated as free trading. In addition, these notes accrued interest through the date of conversion in the amount of $11,986. Pursuant to the Convertible Promissory Note terms, Group issued an additional 119,863 restricted common shares in full payment of the accrued interest due each note holder.

Capital Lease

AmpliTech entered into a thirty-six month lease agreement to finance certain lab equipment in May 2012 with a bargain purchase option of $1. As such, the Company has accounted for this transaction as a Capital Lease, assuming an imputed 6% annual interest rate. Future lease payments related to this capital lease as of March 31, 2013 are as follows;

Total rental payments	$135,773
Less: Discount at 6%	(9,370)
Principal balance	$126,403

Future twelve month discounted principal payments as of March 31, 2013 are as follows;

2013	60,995
2014	55,782
2015	9,626
Total	$126,403

AmpliTech Group, Inc.
Notes To Condensed Consolidated Financial Statements
For The Three Months Ended March 31, 2012 and 2013 (Unaudited)

Loans Payable

Loans payable at March 31, 2013 consisted of the following;

SBA backed working capital loan at prime plus 2.75% per annum. Current monthly payment, including Interest, is $3,633. The loan matures in September 2015	$103,932

Bank Note payable in equal monthly installments of $1,233, plus interest at prime plus 10.5% through March 2014.	16,015

Total	119,947

Less: Current Portion	(57,622)

Loans Payable, Net of Current Portion	$62,325

Future twelve month maturities of Loans Payable as of March 31, 2013 are as follows;

2013	57,622
2014	40,910
2015	21,415

$119,947

Interest expense related to these loans for the three months ended March 31, 2013 was $1,005

Capital Stock

On February 15, 2013, the holders of the Convertible Promissory Notes outstanding at December 31, 2012 with a principle balance of $200,000 elected to convert the notes to 2,000,000 shares of Group common stock. The shares underlying these notes were registered in the S-1 filed with the SEC that was declared effective on January 18, 2013. As such, these shares of common stock have been designated as free trading. In addition, these notes accrued interest through the date of conversion in the amount of $11,986. Pursuant to the Convertible Promissory Note terms, Group issued an additional 119,863 restricted common shares in full payment of the accrued interest due each note holder.

Subsequent Events

The Company evaluated all events or transactions that occurred after March 31, 2013 through the date of this filing in accordance with FASB ASC 855 “Subsequent Events”. The Company determined that it does not have any subsequent event requiring recording or disclosure.

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

On February 15, 2013, the Company received conversion notices from the holders of the Convertible Notes, whereby the Holders requested the Company to covert, the principal amounts and interests accrued until the notice date, into shares of the Company’s common stock. On February 28, 2013, the Company issued the holders a total of 2,000,000 shares of the Company’s common stock, which are covered on the Registration Statement on Form S-1 (No. 333-183291), representing their principal amounts dividing by the conversion price, and a total of 119,863 shares of the Company’s restricted common stock, to the holders representing their interest accrued through the notice date dividing by the conversion price.

On February 1, 2013, the Company issued a promissory note in a principal amount of $50,000, in exchange for the holder’s cancellation of two notes held by him and issued by the Company in 2012. The terms and conditions of this note are identical to that of the Convertible Notes as described above.

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

As of March 31, 2013, the Company had a working capital deficit of $387,751 and an accumulated deficit of $657,117. Additionally, there was minimal profit of $15,359 for the three months ended March 31, 2013 and a net loss of $192,995 for the year ended December 31, 2012. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  We plan to improve the Company’s financial condition by raising working capital from the issuance of additional notes with equity convertible features and pursue new customers and acquisition prospects to improve our operational results. However, there is no assurance that the Company will be successful in accomplishing these objectives. If adequate funds are not available, our business would be jeopardized and we may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

For The Three Months Ended March 31, 2013 and March 31, 2012

Revenues

Sales increased by $46,431, or approximately 18%, when comparing sales for the three months ended March 31, 2012 of $262,752 to sales for the three months ended March 31, 2013 of $309,183. This increase was directly related to outsourcing the assembling process for certain sales orders to a third-party provider that began in the fourth quarter of 2012, which change spared in-house production to focus on higher margin sales orders and increased our overall production. Product sales for both periods were substantially from the sale of Low Noise Amplifiers (“LNA”).

Cost of Goods Sold and Gross Profit

Cost of Goods Sold as a percentage of Sales decreased by approximately 8% when comparing 47% for the three months ended March 31, 2012 to 39% for the three months ended March 31, 2013. This decrease results from outsourcing the assembling process for certain sales orders to a third-party provider that began in the fourth quarter of 2012, which allowed in-house production to focus on higher margin sales orders. This also resulted in a corresponding 8% increase in gross profit as a percentage of sales, or $48,704, when comparing the first quarter of 2012 gross profit of $138,838, or 52%, to the first quarter of 2013 gross profit of $187,542, or 60%.

General and Administrative Expenses

General and administrative expenses increase from $104,793 for the first quarter of 2012 compared to $156,270 for the first quarter of 2013, an increase of $51,477, or approximately 49%. This increase resulted from legal, accounting and professional fees incurred in the first quarter of 2013 related to filing of our Form S-1 that became effective January 18, 2013, filing of our Form 10-K for the year ended December 31, 2012, fees paid to our transfer agent, and the cost of applying for depository services for our common stock with the Depository Trust Corporation. We did not have costs of same nature in the first quarter of 2012.

Other Income (Expenses)

Interest Expense decreased by $1,580 when comparing the three months ended March 31, 2012 to the three months ended March 31, 2013. This decrease results primarily from a decline in advances from the private lender under the Master Factoring Agreement dated September 2011that was necessary to finance accounts receivable and sales orders in the first quarter of 2013.

Net Income (Loss)

As a result of the above, the Company had net income of $16,552 for the three months ended March 31, 2012 compared to net income of $15,359 for the three months ended March 31, 2013, an overall decrease of $1,193, or approximately 7%.

Liquidity and Capital Resources

We have historically financed our operations through debt from third party lenders, notes issued to various private individuals and funds advanced from the majority shareholder, who is also the President and Chief Executive Officer of the Company.

As of March 31, 2013, we had $9,336 in cash and cash equivalents compared to $27,716 in cash and cash equivalents as of December 31, 2012. As of March 31, 2013 and December 31, 2012, we had a working capital deficit of $387,751 and $599,787, respectively, and an accumulated deficit of $657,117 and $672,476, respectively.

Net cash used in operating activities was $92,842 for the three months ended March 31, 2013. The net cash provided by financing activities for three months ended March 31, 2013 was $74,462, which results primarily from proceeds received from the issuance of a convertible promissory note in February 2013 and advances from the private lender under the Master Factoring Agreement dated September 2011to finance accounts receivable and certain sales orders.

We will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  We intend to finance our internal growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof. However, there is no assurance that the Company will be successful in accomplishing these objectives. If adequate funds are not available, our business would be jeopardized and we may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

Financing Activities

On February 1, 2013, the Company issued a promissory note in a principal amount of $50,000, in exchange for the holder’s cancellation of two notes held by him and issued by the Company in 2012. The note has a six-month term and compounds annually and accrues at 8% per annum from the issue date through the maturity date.  The holder is entitled to convert any portion of the outstanding and unpaid amount into our common stock at conversion price of $0.10 per share. The holder has “piggyback” registration rights with respect the shares issued or issuable upon conversion.

On February 8, 2013, the Company issued a promissory note in a principal amount of $50,000.  The note has a six-month term and compounds annually and accrues at 8% per annum from the issue date through the maturity date.  The holder is entitled to convert any portion of the outstanding and unpaid amount into our common stock at conversion price of $0.10 per share. The holder has “piggyback” registration rights with respect the shares issued or issuable upon conversion.

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

Based on the evaluation as of March 31, 2013, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period covered by this report.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

To the best of our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A.  Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 13, 2012, we assumed certain the obligations and rights under a number of convertible notes in an aggregate principal amount of $212,500 that were issued by our wholly owned subsidiary AmpliTech, Inc. pursuant to an assignment and assumption agreement among the noteholders, AmpliTech, Inc. and us, We cancelled the original notes and issued new convertible notes to the original note holders (the “Convertible Notes”). The Convertible Notes has a six-month term and compounds annually and accrues at 8% per annum from the issue date through the maturity date.  The holders are entitled to convert any portion of the outstanding and unpaid amount into our common stock at conversion price of $0.10 per share. The holders have “piggyback” registration rights with respect the shares issued or issuable upon conversion. The issuance of these Convertible Notes was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

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

On February 1, 2013, the Company issued a promissory note in a principal amount of $50,000, in exchange for the holder’s cancellation of two notes held by him and issued by the Company in 2012. The terms and conditions of this note are identical to that of the Convertible Notes as described above. The issuance of these shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer
32.1+	Section 1350 Certification of Principal Executive Officer
32.2+	Section 1350 Certification of Principal Financial Officer
101. INS*	XBRL Instance Document
101. SCH*	XBRL Taxonomy Extension Schema Document
101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB*	XBRL Taxonomy Extension Label Linkbase Document
101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

AmpliTech Group, Inc.

Date: May 15, 2013	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Dated: May 15, 2013	By:	/s/ Louisa Sanfratello
Louisa Sanfratello Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)