Form 10-K/A
period 2012-12-31
AmpliTech Group, Inc.
filed 2013-05-24
CIK 1518461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

AmpliTech Group, Inc. (together with its subsidiary, “we,” “us,” or the “Company”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2012, originally filed on April 16, 2013 (the “Original Filing”). This Amendment is being filed to (i) amend the disclosure contained in Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, (ii) amend the disclosure in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (iii) amend the disclosure in Item 10. Directors, Executive Officers and Corporate Governance. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment is being filed to correct, two typographical errors in Item 5 and Item 7, respectively, and an error relating to Ms. Louisa Sanfratello’s current position at a third-party entity in her biography in Item 10.

Except for the information described above, this Amendment does not reflect events occurring after the filing of the Original Filing and unless otherwise stated herein, the information contained in the Amendment is current only as of the time of the Original Filing. Except as described above, no other changes have been made to the Original Filing. Accordingly, the Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

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

The net cash provided by operating activities for the year ended December 31, 2012 was $62,817, which was primarily the result of a decrease in accounts receivable and the tax credit receivable. The net cash used by operating activities for the year ended December 31, 2011 was $68,951, which resulted primarily from a decrease in customer deposits, accounts payable and accrued expenses.

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

Louisa Sanfratello, CPA, age 48, has been a self-employed independent accountant servicing numerous clients in various industries since 1998. She currently serves as Treasurer of Down Syndrome Advocacy Foundation. Ms. Sanfratello was the Controller of The New Interdisciplinary School from 1991 through 1997 where she was responsible for the preparation of financial statements and coordination of all outside audits, reporting directly to the executive director. Her duties included the day-to-day financial management of the organization including projection of cash flow requirements. Ms. Sanfratello began her professional career in 1987 with the public accounting firm of Holtz Rubenstein & Company where she was a member of the audit staff until 1990. Ms. Sanfratello received a bachelor degree (magna cum laude) in business administration – accounting from Dowling College.

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

AmpliTech Group, Inc.

Date: May 24, 2013	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Fawad Maqbool	President, Chief Executive Officer and	May 24, 2013
Fawad Maqbool	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Louisa Sanfratello	Chief Financial Officer	May 24, 2013
Louisa Sanfratello, CPA	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer
32.1+	Section 1350 Certification of Principal Executive Officer
32.2+	Section 1350 Certification of Principal Financial Officer
________________
+ In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.