Form 10-Q
period 2013-06-30
AmpliTech Group, Inc.
filed 2013-08-19
CIK 1518461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 16, 2013, the registrant had 19,994,863 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 2013

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

PART  I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AmpliTech Group, Inc.
Condensed Consolidated  Balance Sheets
As of June 30, 2013 and December 31, 2012

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current Assets

Cash and cash equivalents	$3,468	$27,716
Accounts receivable	67,400	45,784
Inventory, net of reserve	134,514	112,817
Prepaid expenses	15,000	1,800

Total Current Assets	220,382	188,117

Property and equipment, net	176,804	207,572
Deferred financing costs, net	8,898	9,786
Security deposits	5,375	6,070

Total Assets	$411,459	$411,545

Liabilities and Stockholders' Deficit

Current Liabilities

Accounts payable and accrued expenses	$239,999	$186,564
Customer deposits	46,770	98,953
Payroll taxes payable	24,094	19,072
Convertible notes payable	100,000	206,250
Notes payable	66,054	118,355
Factor financing	161,310	50,054
Current portion of capital leases	66,175	55,936
Current portion of loans payable	58,574	52,720

Total Current Liabilities	762,976	787,904

Long-Term Liabilities

Capital leases	51,773	78,838
Loans payable	52,339	75,869
Due to officer	3,495	7,673

Total Liabilities	870,583	950,284

Commitments and Contingencies

Stockholders' Deficit
Common Stock, par value $.001, 50,000,000 shares authorized, 19,994,863 and 17,875,000 shares issued and outstanding, respectively	19,995	17,875
Additional paid-in capital	325,728	115,862
Accumulated deficit	(804,847)	(672,476)

Total Stockholders' Deficit	(459,124)	(538,739)

Total Liabilities and Stockholders' Deficit	$411,459	$411,545

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.
Condensed Consolidated Statements of Operations
For The Three and Six Months Ended June 30, 2012 and 2013
(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Sales	$148,907	$317,985	$458,091	$580,738

Cost of Goods Sold	106,348	117,749	228,239	241,663

Gross Profit	42,559	200,236	229,852	339,075

General and Administrative	186,326	138,803	327,347	243,597

Income (Loss) From Operations	(143,767)	61,433	(97,495)	95,478

Other Income (Expenses);

Interest Expense	(18,963)	(18,333)	(34,876)	(35,826)

Income (Loss) Before Income Taxes	(162,730)	43,100	(132,371)	59,652

Provision (Credit) For Income Taxes	-	-	-	-

Net Income (Loss)	(162,730)	43,100	(132,371)	59,652

Basic and Diluted Income (Loss) Per Share	$(0.01)	$0.00	$(0.01)	$0.00

Weighted Average Number of Shares
Outstanding, Basic and Diluted	19,994,863	17,719,313	19,464,897	17,617,957

See accompanying notes to the condensed consolidated financial statements

Amplitech Group, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For The Six Months Ended June 30, 2013

	Common Stock		Additional		Total
	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2012	17,875,000	$17,875	$115,862	$(672,476)	$(538,739)

Conversion of convertible promissory notes	2,119,863	2,120	209,866		211,986
Net (loss) for the six months ended June 30, 2013				(132,371)	(132,371)

Balance, June 30, 2013	19,994,863	$19,995	$325,728	$(804,847)	$(459,124)

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.
Condensed Consolidated Statements of Cash Flows
For The Six Months Ended June 30, 2012 and 2013
(Unaudited)

	June 30,	June 30,
	2013	2012
Cash Flows from Operating Activities:

Net Income (Loss)	$(132,371)	$59,652

Adjustments to reconcile net income to
net cash provided by (used in) operating activities:

Depreciation and Amortization	31,656	23,435
Issuance of Common Stock for Services	-	2,000
Changes in Operating Assets and Liabilities:
Accounts Receivable	(21,616)	(35,325)
Inventory	(21,697)	12,529
Prepaid Expenses	(13,200)	-
Tax Credit Receivable	-	48,254
Security Deposits	695	-
Accounts Payable and
Accrued Expenses	65,421	(57,155)
Customer Deposits	(52,183)	(21,976)
Payroll Taxes Payable	5,022	(29,992)

Total Adjustments	(5,902)	(58,230)

Net cash provided by (used in) operating activities	(138,273)	1,422

Cash Flows from Investing Activities:

Addition of Capital Lease Equipment	-	(164,366)

Net cash (used in) investing activities	-	(164,366)

Cash Flows from Financing Activities:

Repayment of Convertible Note	(6,250)	-
Proceeds from Convertible Note	50,000	187,500
Advances From/(Repayments To) Factor Financing, Net	111,256	(63,696)
Note and Loan Repayments	(19,977)	(74,572)
Capital Lease Financing Advances (Repayments), Net	(16,826)	150,476
Private Plcements of Common Stock	-	1,700
Decrease in Due to Officer	(4,178)	(25,476)

Net cash provided by financing activities	114,025	175,932

Net increase (decrease) in cash and cash equivalents	(24,248)	12,988

Cash and Cash Equivalents, Beginning of Period	27,716	54,038

Cash and Cash Equivalents, End of Period	$3,468	$67,026

Supplemental disclosures:

Interest and Taxes paid:

Interest Expense	$29,380	$35,888
Income Taxes	$671	$585

Non-Cash Financing and Investing Activities

Issuance of Common Stock for Services	$-	$2,000
Common Shares Issued Related To Convertible Notes	$211,986	$-
Exchange of Notes Payable For Convertible Note	$50,000	$-

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.
Notes To Condensed Consolidated Financial Statements
For The Six Months Ended June 30, 2012 and 2013 (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of AmpliTech Group, Inc. (“Group” or the “Company”) have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for annual audited financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the years ended December 31, 2011 and 2012 included in Form 10-K filed with the SEC.

Note 2 - Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the Company continuing as a going concern. As of June 30, 2013, the Company had a working capital deficit of $542,594 and an Accumulated Deficit of 804,847. Additionally, there was a net loss of $132,371 for the six months ended June 30, 2013 and a net loss of $192,995 for the year ended December 31, 2012. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. However, the Company plans to improve its financial condition by raising additional working capital from various debt and equity financings. Also, the Company plans to pursue new customers and acquisition prospects in order to improve operations and cash flow. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Inventories

Inventories are stated at the lower of average cost or market and consisted of the following:

	June 30,	December 31,
	2013	2012
Raw Materials	$97,411	$89,356
Work in Process	38,364	24,946
Finished Goods	70,481	70,257
Allowance / Reserve	(71,742)	(71,742)
Totals	$134,514	$112,817

Note 4 - Notes Payable

Notes Payable at June 30, 2013 included demand notes totaling $62,610 from several individuals and one corporation, with interest rates ranging from 0% to 12% per annum. Accrued interest related to these notes was $16,805 and interest expense for the six months ended June 30, 2013 was $1,554.

Notes Payable at June 30, 2013 included $3,444 related to a bank line of credit that expired prior to 2010. As such, there is no current availability on this facility. The current minimum monthly payment is approximately $375, including interest at prime plus 4.85%. This note is being paid as per the original agreement.

AmpliTech Group, Inc.
Notes To Condensed Consolidated Financial Statements
For The Six Months Ended June 30, 2012 and 2013 (Unaudited)

Note 5 - Factor Financing

The outstanding balances owed to the Factor at June 30, 2013 for financed Accounts Receivable and Domestic Sales Orders was $67,560 and $93,750, respectively. Interest expense and related costs paid to the Factor for the six months ended June 30, 2013 was $12,324. At the request of the Factor, the CEO and a major shareholder of the Company pledged 565,000 shares and 500,000 shares, respectively, of Group restricted common stock as additional collateral against the Domestic Sales Order balance of $93,750.

Note 6 - Convertible Notes Payable

On February 1, 2013, the holder of two Notes Payable totaling $50,000 exchanged them for a Convertible Promissory Note with a six month term. The convertible note accrues interest at 8% per annum and is convertible, at the sole discretion of the holder, into shares of Group common stock at $.10 per share. The Company determined that the fair market value of the common shares underlying the convertible notes was equal to the estimated fair market of the Company’s common stock on the date of issuance. As such, there is no beneficial conversion feature related to these convertible notes that needs to be recorded as a discount on the date of issuance. Accrued interest at June 30, 2013 was $1,644.

On February 8, 2013 the Company repaid the remaining balance of $6,250 related to a nine month convertible promissory note dated April 5, 2012 with an original balance of $12,500, plus the remaining accrued interest of $53.

On February 8, 2013, the Company issued a Convertible Promissory Note for $50,000 with a six month term. The convertible note accrues interest at 8% per annum and is convertible, at the sole discretion of the holder, into shares of Group common stock at $.10 per share. The Company determined that the fair market value of the common shares underlying the convertible notes was equal to the estimated fair market of the Company’s common stock on the date of issuance. As such, there is no beneficial conversion feature related to these convertible notes that needs to be recorded as a discount on the date of issuance. Accrued interest at June 30, 2013 was $1,556.

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

Note 7 - Capital Lease

AmpliTech entered into a thirty-six month lease agreement to finance certain lab equipment in May 2012 with a bargain purchase option of $1. As such, the Company has accounted for this transaction as a Capital Lease, assuming an imputed 6% annual interest rate. Future lease payments related to this capital lease as of June 30, 2013 are as follows;

AmpliTech Group, Inc.
Notes To Condensed Consolidated Financial Statements
For The Six Months Ended June 30, 2012 and 2013 (Unaudited)

Total rental payments	$126,074
Less: Discount at 6%	(8,126)

Principal balance	$117,948

Future twelve month discounted principal payments as of June 30, 2013 are as follows;

2013	66,175
2014	51,773

Total	$117,948

Note 8 - Loans Payable

Loans payable at June 30, 2013 consisted of the following;

SBA backed working capital loan at prime plus 2.75% per annum. Current monthly payment, including Interest, is $3,633. The loan matures in September 2015	$97,408

Bank Note payable in equal monthly installments of $1,233, plus interest at prime plus 10.5% through March 2014.	13,505

Total	110,913

Less: Current Portion	(58,574)

Loans Payable, Net of Current Portion	$52,339

Future twelve month maturities of Loans Payable as of June 30, 2013 are as follows;

2013	58,574
2014	41,550
2015	10,789

$110,913

Interest expense related to these loans for the six months ended June 30, 2013 was $2,147.

Note 9 - Capital Stock

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

AmpliTech Group, Inc.
Notes To Condensed Consolidated Financial Statements
For The Six Months Ended June 30, 2012 and 2013 (Unaudited)

Note 10 - Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted income (loss) per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. The Company did not have any potentially issuable common shares at June 30, 2013.

Note 11 - Subsequent Events

On July 10, 2013, the Board of Directors of the Company approved a Certificate of Amendment to the Articles of Incorporation and changed the authorized capital stock of the Company to include and authorize 500,000 shares of Preferred Stock, par value $0.001 per share.

In July 2013, the Board of Directors of the Company designated 140,000 shares of Preferred Stock as Series A Preferred Stock, and that each share of Series A Preferred Stock is convertible into 100 shares of common stock at any time after issuance and the holder of each share of Series A Preferred Stock is entitled to 100 votes when the vote of holders of the Company’s common stock is sought. The Board intends to issue all of the 140,000 shares of Series A Preferred Stock the President and CEO.

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

Business Overview

We design, engineer and assemble micro-wave component based amplifiers that meet individual customer’s specifications. Our products consists of Radio Frequency (RF) amplifiers and related subsystems, operating at multiple frequencies from 50kHz to 44GHz, including Low Noise Amplifiers, Medium Power Amplifiers, oscillators, filters, and custom assemblies such as MMIC (Monolithic Microwave Integrated Circuit) and MIC (Microwave Integrated Circuit) designs. We also offer non-recurring engineering services on a project-by-project basis, for a predetermined fixed contractual amount, or on a time plus material basis.

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

As of June 30, 2013, the Company had a working capital deficit of $542,594 and an accumulated deficit of $804,847. Additionally, there was a net loss of $132,371 for the six months ended June 30, 2013 and a net loss of $192,995 for the year ended December 31, 2012. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  We plan to improve the Company’s financial condition by raising working capital from the issuance of additional notes with equity convertible features and pursue new customers and acquisition prospects to improve our operational results. However, there is no assurance that the Company will be successful in accomplishing these objectives. If adequate funds are not available, our business would be jeopardized and we may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

For The Six Months Ended June 30, 2013 and June 30, 2012

Revenues

Sales decreased by $122,647, or approximately 21%, when comparing sales for the six months ended June 30, 2012 of $580,738 to sales for the six months ended June 30, 2013 of $458,091. This decrease was directly related to a slowdown in production during the second quarter of 2013 that resulted from various internal operational and cash flow issues. Specifically, we needed to complete engineering and prototype development related to certain sales orders before commencing production. In addition, we had difficulties in procuring certain parts to complete some sales orders, in respect of availability of the parts, timely delivery by the suppliers, and our ability to make payments for the parts ordered on the terms required by the suppliers.

Cost of Goods Sold and Gross Profit

Cost of goods sold as a percentage of sales increased by approximately 8% when comparing 42% for the six months ended June 30, 2012 to 50% for the six months ended June 30, 2013. This increase was related to less efficient labors as a result of our assembly lines operating at well below its full capacity when our production slowed down during the second quarter of 2013. This also resulted in a corresponding decrease of 8% in gross profit, or $109,223, when comparing the first six months of 2012 gross profit of $339,075, or gross profit margin of 58%, to gross profit of $229,852, or gross profit margin of 50% during the first six months of 2013.

General and Administrative Expenses

General and administrative expenses increased from $243,597 for the first six months of 2012 compared to $327,347 for the first six months of 2013, an increase of $83,750, or approximately 34%. This increase resulted from legal, accounting and professional fees incurred in the first six months of 2013 related to the filing the Company’s registration statement on Form S-1 that became effective on January 18, 2013, the periodic filings under the 1934 Securities Exchange Act, as amended, transfer agent fees, and the cost for the Company’s Depository Trust Corporation (DTC) eligibility application. We did not incur the foregoing costs in the first six months of 2012.

Other Income (Expenses)

Interest expense decreased by $950 when comparing the six months ended June 30, 2012 to the six months ended June 30, 2013. This decrease resulted primarily from a decline in accrued interest when some of our promissory notes converted into our equity in the first quarter of 2013.

Net Income (Loss)

As a result of the above, the Company had a net loss of $132,371 for the six months ended June 30, 2013 compared to a net income of $59,652 for the six months ended June 30, 2012, an overall decrease of $192,023, or approximately 322%.

For The Three Months Ended June 30, 2013 and June 30, 2012

Revenues

Sales decreased by $169,078, or approximately 53%, when comparing sales for the three months ended June 30, 2012 of $317,985 to sales for the three months ended June 30, 2013 of $148,907. This decrease was directly related to a slowdown in production during the second quarter of 2013 that resulted from various internal operational and cash flow issues. Specifically, we needed to complete engineering and prototype development related to certain sales orders before commencing production. In addition, we had difficulties in procuring certain parts to complete some sales orders, in respect of availability of the parts, timely delivery by the suppliers, and our ability to make payments for the parts ordered on the terms required by the suppliers.

Cost of Goods Sold and Gross Profit

Cost of goods sold as a percentage of Sales increased by approximately 34% when comparing 37% for the three months ended June 30, 2012 to 71% for the three months ended June 301, 2013. This increase was related to less efficient labors as a result of our assembly lines operating at well below its full capacity when our production slowed down during the second quarter of 2013. This also resulted in a corresponding 34% decrease in gross profit, or $157,677, when comparing the second quarter of 2012 gross profit of $200,236, or gross profit margin of 63%, to the gross profit of $42,559, or gross profit margin of 29% during the second quarter of 2013.

General and Administrative Expenses

General and administrative expenses increased from $138,803 for the second quarter of 2012 compared to $186,326 for the second quarter of 2013, an increase of $47,523, or approximately 34%. This increase resulted from legal, accounting and professional fees incurred in the second quarter of 2013 related to the costs of being a public company while such costs were not incurred in the second quarter of 2012.

Other Income (Expenses)

Interest expense decreased by $630 when comparing the three months ended June 30, 2012 to the three months ended June 30, 2013. This decrease resulted primarily from a decline in accrued interest when some of our promissory notes converted into our equity in the first quarter of 2013.

Net Income (Loss)

As a result of the above, the Company had a net loss of $162,730 for the three months ended June 30, 2013 compared to a net income of $43,100 for the three months ended June 30, 2012, an overall decrease of $205,830, or approximately 478%.

Liquidity and Capital Resources

We have historically financed our operations through debt from third party lenders, notes from various private individuals and funds advanced from Fawad Maqbool, our majority shareholder, President and Chief Executive Officer of the Company.

As of June 30, 2013, we had $3,468 in cash and cash equivalents compared to $27,716 in cash and cash equivalents as of December 31, 2012. As of December 31, 2012 and June 30, 2013 we had a working capital deficit of $599,787 and $542,594, respectively, and an accumulated deficit of $672,476 and $804,847, respectively.

Net cash used in operating activities was $138,273 for the six months ended June 30, 2013. The net cash provided by financing activities for six months ended June 30, 2013 was $114,025, which resulted primarily from proceeds received from the issuance of a promissory note in February 2013 and advances from the private lender under the Master Factoring Agreement dated September 2011 to finance accounts receivable and certain sales orders.

We will require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve its strategic objectives.  We intend to finance our internal growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof. However, there is no assurance that the Company will be successful in accomplishing these objectives. If adequate funds are not available, our business would be jeopardized and we may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

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

On February 15, 2013, the Company received conversion notices from the holders of the Convertible Notes (as defined above), whereby the holders requested the Company to covert, the principal amounts and interests accrued until the notice date, into shares of the Company’s common stock. On February 28, 2013, the Company issued the holders a total of 2,000,000 shares of the Company’s common stock, which are covered on the Registration Statement on Form S-1 (No. 333-183291), representing their principal amounts dividing by the conversion price, and a total of 119,863 shares of the Company’s restricted common stock, to the holders representing their interest accrued through the notice date dividing by the conversion price.

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

Income (Loss) Per Common Share

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

Based on the evaluation as of June 30, 2013, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

AmpliTech Group, Inc.

Date: August 19, 2013	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Dated: August 19, 2013	By:	/s/ Louisa Sanfratello
Louisa Sanfratello Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)