Form 10-Q
period 2013-09-30
AmpliTech Group, Inc.
filed 2013-11-19
CIK 1518461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 18, 2013, the registrant had 20,443,863 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q
September 30, 2013

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

PART  I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AmpliTech Group, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2013 and December 31, 2012

	September 30,	December 31,
	2013	2012
Assets	(Unaudited)

Current Assets

Cash and Cash Equivalents	$14,035	$27,716
Accounts Receivable	112,391	45,784
Inventory, Net of Reserve	169,013	112,817
Prepaid Expenses	-	1,800
Due From Officer	7,567	-

Total Current Assets	303,006	188,117

Property and Equipment, Net of
Accumulated Deprecaition	161,420	207,572
Deferred Financing Costs, Net of
Accumulateed Amortization	8,454	9,786
Security Deposits	5,375	6,070

Total Assets	$478,255	$411,545

Liabilities and Stockholders' Deficit

Current Liabilities

Accounts Payable and Accrued Expenses	$227,048	$186,564
Customer Deposits	100,215	98,953
Payroll Taxes Payable	37,566	19,072
Convertible Notes Payable	158,000	206,250
Notes Payable	69,697	118,355
Factor Financing	101,923	50,054
Current Portion of Capital Leases	67,172	55,936
Current Portion of Loans Payable	45,502	52,720

Total Current Liabilities	807,123	787,904

Long-Term Liabilities

Capital Leases	37,934	78,838
Loans Payable	42,187	75,869
Due to Officer	-	7,673

Total Liabilities	887,244	950,284

Commitments and Contingencies

Stockholders' Deficit

Series A Convertible Preferred Stock, par
value $.001, 140,000 shares authorized,
0 shares issued and outstanding	-	-
Common Stock, par value $.001,
50,000,000 shares authorized,
20,144,863 and 17,875,000 shares issued	20,145	17,875
and outstanding, respectively
Additional Paid-In Capital	340,578	115,862
Accumulated Deficit	(769,712)	(672,476)

Total Stockholders' Deficit	(408,989)	(538,739)

Total Liabilities and Stockholders' Deficit	$478,255	$411,545

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.
Condensed Consolidated Statements of Operations
For The Three and Nine Months Ended September 30, 2012 and 2013
(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

Sales	$301,155	$135,522	$759,246	$716,259

Cost of Goods Sold	90,525	98,121	318,763	339,784

Gross Profit	210,630	37,401	440,483	376,475

General and Administrative	148,078	135,699	475,723	381,811

Income (Loss) From Operations	62,552	(98,298)	(35,240)	(5,336)

Other Income (Expenses);

Interest Expense	(27,417)	(18,874)	(61,996)	(54,763)

Income (Loss) Before Income Taxes	35,135	(117,172)	(97,236)	(60,099)

Provision (Credit) For Income Taxes	-	-	-	-

Net Income (Loss)	35,135	(117,172)	(97,236)	(60,099)

Net Income (Loss) Per Share;
Basic	$0.00	$(0.01)	$(0.00)	$(0.00)
Diluted	$0.00	$(0.01)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding;
Basic	20,027,472	17,874,751	19,648,659	17,703,555
Diluted	21,027,472	17,874,751	19,648,659	17,703,555

See accompanying notes to the condensed consolidated financial statements

Amplitech Group, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For The Nine Months Ended September 30, 2013

	Common Stock		Additional		Total
	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2012	17,875,000	$17,875	$115,862	$(672,476)	$(538,739)

Conversion of convertible promissory notes	2,119,863	2,120	209,866		211,986

Issuance of shares for services rendered	150,000	150	14,850		15,000

Net (loss) for the nine months ended September 30, 2013				(97,236)	(97,236)

Balance, September 30, 2013	20,144,863	$20,145	$340,578	$(769,712)	$(408,989)

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.
Condensed Consolidated Statements of Cash Flows
For The Nine Months Ended September 30, 2012 and 2013
(Unaudited)

	September 30,	September 30,
	2013	2012
Cash Flows from Operating Activities:

Net Income (Loss)	$(97,236)	$(60,099)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and Amortization	47,484	40,040
Issuance of Common Stock for Services	-	3,500
Changes in Operating Assets and Liabilities:
Accounts Receivable	(66,607)	58,050
Inventory	(56,196)	(5,975)
Prepaid Expenses	1,800	-
Tax Credit Receivable	-	48,254
Security Deposits	695	-
Accounts Payable and Accrued Expenses	67,470	(27,887)
Customer Deposits	1,262	20,078
Payroll Taxes Payable	18,494	(33,632)

Total Adjustments	14,402	102,428

Net cash provided by (used in) operating activities	(82,834)	42,329

Cash Flows from Investing Activities:

Addition of Capital Lease Equipment	-	(164,366)

Net cash (used in) investing activities	-	(164,366)

Cash Flows from Financing Activities:

Repayment of Convertible Note	(6,250)	-
Proceeds from Convertible Note	108,000	212,500
Advances From/(Repayments To) Factor Financing, Net	51,869	(154,273)
Note and Loan Repayments	(39,558)	(84,242)
Capital Lease Financing Advances (Repayments), Net	(29,668)	146,404
Private Placements of Common Stock	-	2,100
Decrease in Due to Officer	(15,240)	(35,056)

Net cash provided by financing activities	69,153	87,433

Net (decrease) in cash and cash equivalents	(13,681)	(34,604)

Cash and Cash Equivalents, Beginning of Period	27,716	54,038

Cash and Cash Equivalents, End of Period	$14,035	$19,434

Supplemental disclosures:

Interest and Taxes paid:

Interest Expense	$51,720	$51,084
Income Taxes	$671	$585

Non-Cash Financing and Investing Activities

Issuance of Common Stock for Services Rendered	$15,000	$3,500
Common Shares Issued Related To Convertible Notes	$211,986	$-
Exchange of Notes Payable For Convertible Note	$50,000	$-

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.
Notes To Condensed Consolidated Financial Statements
For The Nine Months Ended September 30, 2012 and 2013 (Unaudited)

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

The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the years ended December 31, 2011 and 2012 included in Form 10-K filed with the SEC.

Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the Company continuing as a going concern. As of September 30, 2013, the Company had a working capital deficit of $504,117 and an Accumulated Deficit of 769,712. Additionally, there was a net loss of $97,236 for the nine months ended September 30, 2013 and a net loss of $192,995 for the year ended December 31, 2012.

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

Inventory

Inventory, which consists primarily of raw materials and finished goods, is stated at the lower of cost (first-in, first-out basis) or market (net realizable value). The Inventory value at December 31, 2012 and September 30, 2013 was as follows;

	December 31, 2012	September 30, 2013

Raw Materials	$89,356	$107,761
Work-in Progress	24,946	68,015
Finished Goods	66,531	61,253
Engineering Models	3,726	3,726

Subtotal	$184,559	$240,755
Less: Reserve for Obsolescence	(71,742)	(71,742)

Total	$112,817	$169,013

Notes Payable

Notes Payable at September 30, 2013 included demand notes totaling $67,110 from several individuals and one corporation, with interest rates ranging from 0% to 12% per annum. Accrued interest related to these notes was $17,410 and interest expense for the nine months ended September 30, 2013 was $2,159.

Notes Payable at September 30, 2013 included $2,587 related to a bank line of credit that expired prior to 2010. As such, there is no current availability on this facility. The current minimum monthly payment is approximately $375, including interest at prime plus 4.85%. This note is being paid as per the original agreement.

AmpliTech Group, Inc.
Notes To Condensed Consolidated Financial Statements
For The Nine Months Ended September 30, 2012 and 2013 (Unaudited)
Factor Financing

The outstanding balances owed to the Factor at September 30, 2013 for financed accounts receivable and domestic sales orders was $46,323 and $55,600, respectively. Interest expense and related costs paid to the Factor for the nine months ended September 30, 2013 was $27,253. At the request of the Factor, the CEO and a major shareholder of the Company pledged 565,000 shares and 500,000 shares, respectively, of Group restricted common stock as additional collateral against the Domestic Sales Order balance of $55,600.

Convertible Notes Payable

On February 1, 2013, the holder of two Notes Payable totaling $50,000 exchanged them for a Convertible Promissory Note with a six month term. The convertible note accrues interest at 8% per annum and is convertible, at the sole discretion of the holder, into shares of Group common stock at $.10 per share. The Company determined that the fair market value of the common shares underlying the convertible notes was equal to the estimated fair market of the Company’s common stock on the date of issuance. As such, there is no beneficial conversion feature related to these convertible notes that needs to be recorded as a discount on the date of issuance. On July 31, 2013, the original maturity date, the Holder and the Company agreed to extend the due date for an additional six months through January 31, 2014 under the same terms and conditions. Accrued interest at September 30, 2013 was $2,652.

On February 8, 2013 the Company repaid the remaining balance of $6,250 related to a nine month convertible promissory note dated April 5, 2012 with an original balance of $12,500, plus the remaining accrued interest of $53.

On February 8, 2013, the Company issued a Convertible Promissory Note for $50,000 with a six month term. The convertible note accrues interest at 8% per annum and is convertible, at the sole discretion of the holder, into shares of Group common stock at $.10 per share. The Company determined that the fair market value of the common shares underlying the convertible notes was equal to the estimated fair market of the Company’s common stock on the date of issuance. As such, there is no beneficial conversion feature related to these convertible notes that needs to be recorded as a discount on the date of issuance. On August 7, 2013, the original maturity date, the Holder and the Company agreed to extend the due date for an additional six months through February 7, 2014 under the same terms and conditions. Accrued interest at September 30, 2013 was $2,564.

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

On August 27, 2013, Company issued a Convertible Promissory Note for $58,000 with a nine month term. The convertible note accrues interest at 8% per annum and is convertible, in whole or in part, at the sole discretion of the holder beginning after 180 days into shares of Group common stock at 61% of the market price on the date of conversion. The market price is determined based on the average of the lowest three trading days bid price during the ten trading days immediately prior to the date of conversion. Alternatively, the Company can prepay the balance owed, including accrued interest, in whole or in part at its sole discretion at any time within 180 days from the date of issuance. The prepayment is subject to a penalty that increases from 10% to 35% of the amount owed at each 30 day interval during the 180 period. It is the Company’s intention to repay this note before the end of the 180 day period and, as such, considers this note as straight debt. Accrued interest at September 30, 2013 was $432.

AmpliTech Group, Inc.
Notes To Condensed Consolidated Financial Statements
For The Nine Months Ended September 30, 2012 and 2013 (Unaudited)

Capital Lease

AmpliTech entered into a thirty-six month lease agreement to finance certain lab equipment in May 2012 with a bargain purchase option of $1. As such, the Company has accounted for this transaction as a Capital Lease, assuming an imputed 6% annual interest rate. Future lease payments related to this capital lease as of September 30, 2013 are as follows;

Total rental payments	$111,527
Less: Discount at 6%	(6,421)
Principal balance	$105,106

Future twelve months discounted principal payments as of September 30, 2013 are as follows;

2013	67,172
2014	37,934
Total	$$105,106

Loans Payable

Loans payable at September 30, 2013 consisted of the following;

SBA backed working capital loan at prime plus
2.75% per annum. Current monthly payment, including
Interest, is $3,633. The loan matures in September 2015	$80,755

Bank Note payable in equal monthly installments of
$1,233, plus interest at prime plus 10.5% through March 2014.	6,934

Total	87,689

Less: Current Portion	(45,502)

Loans Payable, Net of Current Portion	$42,187

Future twelve month maturities of Loans Payable as of September 30, 2013 are as follows;

2014	45,502
2015	42,187
Total	$87,869

Interest expense related to these loans for the nine months ended September 30, 2013 was $4,474.

AmpliTech Group, Inc.
Notes To Condensed Consolidated Financial Statements
For The Nine Months Ended September 30, 2012 and 2013 (Unaudited)
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

On September 10, 2013, The Company issued 150,000 shares of restricted common stock as consideration for $15,000 due to a consultant for services rendered through August 31, 2013.

Earnings (Loss) Per Share

Basic net earnings (loss) per share (“EPS”) is determined by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings (loss) by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. Potential common shares at September 30, 2013 that have been excluded from the computation of diluted EPS are comprised of convertible notes payable convertible into 1,000,000 shares of common stock.  Correspondingly, potential common shares at September 30, 2012 that have been excluded from the computation of diluted EPS are comprised of convertible notes payable convertible into 2,000,000 shares of common stock.  Accordingly, total common share equivalents of 1,000,000 and 2,000,000 were excluded in the computation of diluted EPS for the nine months ended September 30, 2013 and 2012, respectively, and for the three months ending September 30, 2012 because the effect would be anti-dilutive.

Subsequent Events

In October 2013, the Company issued two Convertible Promissory Notes to one holder totaling $75,000. Both convertible notes have a nine month term and accrues interest at 8% per annum. They are convertible, in whole or in part, at the sole discretion of the holder beginning after 180 days from the date of issuance into shares of Group common stock at 61% of the market price on the date of conversion. The market price is determined based on the average of the lowest three trading days bid price during the ten trading days immediately prior to the date of conversion. Alternatively, the Company can prepay the balance owed, including accrued interest, in whole or in part at its sole discretion at any time within 180 days from the date of issuance. The prepayment is subject to a penalty that increases from 10% to 35% of the amount owed at each 30 day interval during the 180 period. It is the Company’s intention to repay these notes before the end of each 180 day period and, as such, considers these notes as straight debt.

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

On February 1, 2013, the Company issued a promissory note in a principal amount of $50,000, in exchange for the holder’s cancellation of two notes held by him and issued by the Company in 2012. The terms and conditions of this note are identical to that of the Convertible Notes as described above. This maturity date of this note has been extended to January 31, 2014.

On February 8, 2013, the Company issued a promissory note in a principal amount of $50,000. The terms and conditions of this note are identical to that of the Convertible Notes as described above. This maturity date of this note has been extended to February 7, 2014.

OTC Bulletin Board

On February 20, 2013, the Company received approval by Financial Industry Regulatory Authority (FINRA) for adding the Company’s common stock on the OTC Bulletin Board, effective the next day. The Company’s common stock has become quoted on the OTC Bulletin Board under the symbol “AMPG” on February 22, 2013.

Creating Series A Preferred Stock

On July 10, 2013, upon the approvals of the Board of Directors and stockholders of the Company, we filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Nevada, effective immediately. The amendment changed the authorized capital stock of the Company to include and authorize 500,000 shares of preferred stock, par value $0.001 per share.

On July 29, 2013, upon the approval of the Board of Directors of the Company, we filed a certificate of designation with the Secretary of State of Nevada, effective immediately, and designated 140,000 shares of the Company’s preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 100 shares of common stock at any time after issuance and the holder of each share of Series A Preferred Stock is entitled to 100 votes when the vote of holders of the Company’s common stock is sought. We intend to issue all of the 140,000 shares of Series A Preferred Stock to Fawad Maqbool, the principal stockholders of our common stock and the Company’s President and Chief Executive Officer.

Financing by Asher Enterprises, Inc.

On August 21, 2013, September 26, 2013 and October 22, 2013, the Company entered into three securities purchase agreements with Asher Enterprises, Inc. (“Asher Enterprises”) pursuant to which the Company sold and issued to Asher Enterprises three promissory notes with an aggregate principal amount of $133,000 (the “Notes”). The Notes each have a nine-month term and compound annually and accrue at 8% per annum from the issue date through the maturity date or upon acceleration or prepayment. The holder is entitled to convert any portion of the outstanding and unpaid amount at any time on or after 180 days following the issuance date into the Company’s common stock, par value, $0.001 per share, at an initial conversation price equal to 61% of the average of the three (3) lowest closing bid price for the Company’s common stock, during the ten (10) trading days ending on the latest trading day prior to the date a conversion notice delivered to the Company by the holder. See more details of the Notes under Item 5 of Part II of this report.

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

Results of Operations

For The Nine Months Ended September 30, 2013 and September 30, 2012

Revenues

Sales increased by $42,987, or approximately 6%, when comparing sales for the nine months ended September 30, 2012 of $716,259 to sales for the nine months ended September 30, 2013 of $759,246. This increase was directly related to an increase in production capacity during the third quarter of 2013 that resulted from more efficient outsourcing of assembly with respect to similar sales orders.

Cost of Goods Sold and Gross Profit

Cost of goods sold as a percentage of sales decreased by approximately 5% when comparing 47% for the nine months ended September 30, 2012 to 42% for the nine months ended September 30, 2013. This decrease is the direct result of increased production during the third quarter of 2013. This also resulted in a corresponding 5% increase in gross profit as a percentage of sales, or $64,008, when comparing the first nine months of 2012 gross profit of $376,475, or 53%, to the first nine months of 2013 gross profit of $440,483, or 58%.

General and Administrative Expenses

General and administrative expenses increase from $381,811 for the first nine months of 2012 compared to $475,723 for the first nine months of 2013, an increase of $93,912, or approximately 25%. This increase resulted from legal, accounting and professional fees incurred in the first nine months of 2013 related to filing of the Company’s registration statement on Form S-1 that became effective January 18, 2013, the cost for applying for the Depository Trust Company (DTC) eligibility, the transfer agent fee, and increase of legal, accounting and professional fees for our periodic reports under the Securities Exchange Act, 1934, as amended (the “Exchange Act”).

Other Expenses

Interest expense increased by $7,233, or approximately 13%, when comparing the nine months ended September 30, 2012 to the nine months ended September 30, 2013. This increase resulted primarily from an increase in sales order financing in the third quarter of 2013 that was directly related to the increase in the sales order backlog despite the increase in our production.

Net Loss

As a result of the above, the Company had a net loss of $60,099 for the nine months ended September 30, 2012 compared to a net loss of $97,236 for the nine months ended September 30, 2013, an overall increase of $37,137, or approximately 62%.

For The Three Months Ended September 30, 2013 and September 30, 2012

Revenues

Sales increased by $165,633, or approximately 122%, when comparing sales for the three months ended September 30, 2012 of $135,522 to sales for the three months ended September 30, 2013 of $301,155. This increase was directly related to an increase in production capacity during the third quarter of 2013 that resulted from more efficient outsourcing of assembly with respect to similar sales orders.

Cost of Goods Sold and Gross Profit

Cost of goods sold as a percentage of sales decreased by approximately 42% when comparing 72% for the three months ended September 30, 2012 to 30% for the three months ended September 301, 2013. This increase was directly related to a more efficient use of labors as a result of increased production. This also resulted in a corresponding 42% increase in gross profit as a percentage of sales, or $173,229, when comparing the third quarter of 2012 gross profit of $37,401, or 28%, to the third quarter of 2013 gross profit of $201,630, or 70%.

General and Administrative Expenses

General and administrative expenses increase from $135,699 for the third quarter of 2012 compared to $148,078 for the third quarter of 2013, an increase of $12,379, or approximately 9%. This increase resulted from the transfer agent fee and an increase of legal, accounting and professional fees for our periodic reports under the Securities Exchange Act, 1934, as amended (the “Exchange Act”).

Other Expenses

Interest expense increased by $8,543 when comparing the three months ended September 30, 2012 to the three months ended September 30, 2013. This increase resulted primarily from an increase in factor financing costs related to the increase in accounts receivable and an increase in sales order financing in the third quarter of 2013 that was directly related to the increase in the sales order backlog despite increase in our production.
Net Income (Loss)

As a result of the above, the Company had a net loss of $117,172 for the three months ended September 30, 2012 compared to net income of $35,135 for the three months ended September 30, 2013, an overall increase of $152,307, or approximately 130%.

Liquidity and Capital Resources

We have historically financed our operations through loans from third party lenders, convertible promissory notes from various individual investors and funds advanced from the majority shareholder, who is also the President and CEO of the Company.

As of September 30, 2013, we had $14,035 in cash and cash equivalents compared to $27,716 in cash and cash equivalents as of December 31, 2012. As of December 31, 2012 and September 30, 2013 we had a working capital deficit of $599,787 and $504,117, respectively, and an accumulated deficit of $672,476 and $769,712, respectively.

Net cash used in operating activities was $82,834 for the nine months ended September 30, 2013. The net cash provided by financing activities for nine months ended September 30, 2013 was $69,153, which were primarily proceeds received from the issuance of a convertible promissory note.

We intend to finance our internal growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof.  We believe that our cash provided from operations and cash on hand will not provide sufficient capital to fund our operations for the next twelve months. As such, we will be seeking additional capital by raising funds through borrowings, debt or equity offerings, or some combination thereof.

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

On August 21, 2013, September 26, 2013 and October 22, 2013, the Company entered into three securities purchase agreements with Asher Enterprises pursuant to which the Company sold and issued to Asher Enterprises three Notes with an aggregate principal amount of $133,000. The Notes each have a nine-month term and compound annually and accrue at 8% per annum from the issue date through the maturity date or upon acceleration or prepayment. The holder is entitled to convert any portion of the outstanding and unpaid amount at any time on or after 180 days following the issuance date into the Company’s common stock, par value, $0.001 per share, at an initial conversation price equal to 61% of the average of the three (3) lowest closing bid price for the Company’s common stock, during the ten (10) trading days ending on the latest trading day prior to the date a conversion notice delivered to the Company by the holder. See more details of the Notes under Item 5 of Part II of this report.

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

Based on the evaluation as of September 30, 2013, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Shares Issued to Consultant

On September 10, 2013, we issued 150,000 shares of restricted common stock to a consultant as compensation for its service. The issuance of these shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

Notes Issued to Asher Enterprises

The information of the securities purchase agreements and the Notes contained under Item 5 below is incorporated herein by reference in response to this item. The issuance of the Notes was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable

Item 5.  Other Information.

Item 1.01 Entry into a Material Definitive Agreement.

On August 21, 2013, September 26, 2013 and October 22, 2013, the Company entered into three securities purchase agreements with Asher Enterprises pursuant to which the Company sold and issued to Asher Enterprises three Notes with an aggregate principal amount of $133,000. The Notes each have a nine-month term and compound annually and accrue at 8% per annum from the issue date through the maturity date or upon acceleration or prepayment. The holder is entitled to convert any portion of the outstanding and unpaid amount at any time on or after 180 days following the issuance date into the Company’s common stock, par value, $0.001 per share, at an initial conversation price equal to 61% of the average of the three (3) lowest closing bid price for the Company’s common stock, during the ten (10) trading days ending on the latest trading day prior to the date a conversion notice delivered to the Company by the holder.

The Notes are not convertible by the holder if upon the conversion the holder and its affiliates would own in excess of 9.99% of our outstanding common stock.

The initial conversion price is subject to proportional adjustment in the event of stock splits, stock dividends, recapitalization and similar corporate events. The initial conversion price is also subject to the following additional adjustment:

•
in the event that the Company makes a public announcement for any fundamental corporate change (such as consolidation or merger, disposition of substantially all of the assets, or takeover), from such announcement date to the date such fundamental corporate change is consummated or terminated or abandoned, the initial conversion shall be adjusted to equal the lower of (x) the conversion price that would have been applicable for a conversion on the announcement date and (y) the conversion price that would otherwise be in effect.

The Notes contain, among other customary events of default, events of default upon failure to issue shares upon conversion through willful or deliberate hindrances, failure to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended, restatement of certain financial statements, and a cross default provision with any agreements between the Company and Asher Enterprises or its affiliate. Upon default, the Company becomes obligated to make a payment in an amount from 100%, 150% to 200% of the Default Sum (as defined below), depending on the triggering event of default. The Default Sum represents 150% of the sum of the outstanding principal, accrued and unpaid interest, default interest, and any penalty for failure to reserve sufficient authorized shares and timely delivery of conversion shares. The amount of unpaid and past due principal or interest bears a 22% default interest.

The Company may prepay the Notes, in full, (i) within thirty 30 days following the issue date, if the Company makes a payment equal to 110% of the sum of any outstanding principal, accrued and unpaid interest, and default interest, (ii) between the 31st days following the issue date and the sixtieth 60th day following the issue date, if the Company makes a payment equal to 115% of the sum of any outstanding principal, accrued and unpaid interest, and default interest, (iii) between the 61st days following the issue date and the 90th day following the issue date, if the Company makes a payment equal to 120% of the sum of any outstanding principal, accrued and unpaid interest, and default interest, (iv) between the 91st days following the issue date and the 150th day following the issue date, if the Company makes a payment equal to 130% of the sum of any outstanding principal, accrued and unpaid interest, and default interest, (v) between the 151st days following the issue date and the 180th day following the issue date, if the Company makes a payment equal to 135% of the sum of any outstanding principal, accrued and unpaid interest, and default interest. After the expiration of 180 days following the issue date, the Company is no longer entitled to prepay the Notes.

Under the terms of the securities purchase agreements the Company agreed that during the 12 months following the closing, Asher Enterprises has the right to participate in any subsequent offerings (excluding certain exempted issuances) the Company undertakes upon the same terms and conditions as the investors in that subsequent offering.

The foregoing description of the terms and conditions of the securities purchase agreements and the Notes does not purport to be complete and is qualified in its entirety by reference to the full text of the securities purchase agreements and the Notes.

Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

On July 29, 2013, upon the approval of the Board of Directors of the Company, we filed a certificate of designation with the Secretary of State of Nevada, effective immediately, and designated 140,000 shares of the Company’s preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 100 shares of common stock at any time after issuance and the holder of each share of Series A Preferred Stock is entitled to 100 votes when the vote of holders of the Company’s common stock is sought. We intend to issue all of the 140,000 shares of Series A Preferred Stock to Fawad Maqbool, the principal stockholders of our common stock and the Company’s President and Chief Executive Officer.

Item 6.  Exhibits.

(a)  Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer
32.1+	Section 1350 Certification of Principal Executive Officer
32.2+	Section 1350 Certification of Principal Financial Officer
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________
+ In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmpliTech Group, Inc.

Date: November 19, 2013	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Dated: November 19, 2013	By:	/s/ Louisa Sanfratello
Louisa Sanfratello Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)