Form 10-K
period 2013-12-31
AmpliTech Group, Inc.
filed 2014-03-31
CIK 1518461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2,387,000.

As of March 28, 2014, the registrant had 23,223,340 shares of common stock issued and outstanding.

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

Business Overview

We design, engineer and assemble micro-wave component based amplifiers that meet individual customer specifications. Our products consists of RF amplifiers and related subsystems, operating at multiple frequencies from 50kHz to 44GHz, including Low Noise Amplifiers, Medium Power Amplifiers, oscillators, filters, and custom assembly designs. We also offer non-recurring engineering services on a project-by-project basis, for a predetermined fixed contractual amount, or on a time plus material basis.

Our Corporate History and Background

We incorporated under the laws of the Nevada on December 30, 2010. From inception until August 2012, the closing of the Securities Exchange, we were organized as a vehicle to investigate and acquire a target company or business that seeks the perceived advantages of being a publicly held corporation. During that time, we had no revenue and our operations were limited to capital formation, organization and development of our business plan.

On August 13, 2012, we completed a securities exchange whereby we acquired all of the issued and outstanding common shares of AmpliTech, Inc. in exchange for 16,675,000 shares of our common stock which shares constituted approximately 94% of our outstanding shares of common stock on a fully diluted basis as of and immediately after the consummation of the securities exchange (such transaction as “Securities Exchange”). As a result of the Securities Exchange, we ceased being a shell company and, through Amplitech, Inc., we now operate as a designer, manufacturer and distributor of microwave amplifiers, RF designs and applications for wireless networks.

Our Products

Our products consist of RF amplifiers and related subsystems, operating at multiple frequencies from 50kHz to 44GHz, including Low Noise Amplifiers, Medium Power Amplifiers, oscillators, filters, and custom assembly designs.

Low Noise Amplifiers

Low Noise Amplifiers, or LNAs, are amplifiers used in receivers of almost every type of communication system (Wi-Fi, Radar, Satellite, Base station, Cell phone, Radio, etc.) to improve signal strength and increase sensitivity and range of receivers.

Medium Power Amplifiers

Medium Power Amplifers, or MPAs, provide increased output power and gain in transceiver chains to increase signal power and maintain dynamic range and linearity in Radars, Base-stations, Wireless networks, and almost every communication system.

Oscillators

Phase Locked Oscillators, or PLOs, and Dielectric Resonator Oscillators, or DROs, are ultra-stable frequency sources and references in transceiver applications that complement the amplifier chain in the transceivers.

Filters

Filters discriminate or block out certain frequencies in communication systems to improve dynamic range and NF response. Our filters are low loss and used on the front-end of the receiver chain that provide low degradation in the NF of the system, thereby maintaining and enhancing the signal clarity.

Our Technology

Our products are supported by hybrid design topologies that create highly linear Radio Frequency (RF) products that amplify and transform signals with minimal addition of noise, achieving high Signal to Noise Ratio (SNR) and increased receiver sensitivity and range, at a low cost and low power consumption. Our hybrid design topologies include:

·	Discrete Microwave Integrated Circuit (MIC)
·	Pseudomorphic High Electron Mobility Transistor (PHEMT)
·	MIC and Low Noise MIC

The discrete topology that we utilize provides various advantages:

·	Can easily optimize Voltage Standing Wave Ratio (VSWR) and Noise Figure
·	Flexibility of design; can easily adapt to change of specs, technology, etc.
·	Low DC power consumption
·	Can control and optimize and gain flatness due to discrete gain stages
·	Optimum use of MIC technology and experience
·	Use of negative bias is not necessary
·	Better part availability

Our research and development activities are conducted on new product designs to the extent as requested by the customers. The cost of our research and development activities is incorporated into the unit selling prices and, as such, is borne directly by the customers.

Industry and Competition

Market Overview

We operate our business in the industry of high power Radio Frequency (RF) semiconductor. We believe that the RF semiconductor industry has the following features:

High demand for complex, next-generation Wireless signal processing applications;

·	Mass adoption of Internet and Web-based applications, and other high-band width applications
·	Ability to combine analog and digital signal processing into more integrated RF solutions
·	Wide spread application of low-cost, high-performance and functionality wireless networks
·	Emergence of 4G,WiMAX, satellite and advanced wireless network infrastructure roll-outs

Growing opportunity for advanced RF subsystems, modules and components;

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

Complements OEM design, and manufacturing capabilities;

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

Manufacturing

Our manufacturing facility is located at our corporate office in Bohemia, New York. Our manufacturing process involves the assembly of numerous individual components and precise fine-tuning by production technicians. Our manufacturing facility is estimated to be capable of assembling up 100 amplifiers per month. If we receive larger quantity orders that need to be fulfilled in a short time-frame, or in excess of our capacity at the main facility, we will outsource the assembly by sending kitted raw materials to a qualified contract assembly facility in the local Northeast.

We are currently certified to the ISO 9001:2008 standard. ISO 9001 is a uniform worldwide Quality Management System (QMS) standard.

Suppliers

Our materials consists of purchased component parts used in our assembly process. The following table describes suppler concentration based upon the percentage of materials purchased from each supplier for 2013:

Supplier A	$80,253	30.83%
Supplier B	21,569	8.29%
Supplier C	21,296	8.18%
Supplier D	16,669	6.40%
Supplier E	15,498	5.95%
All other suppliers (approximately 48)	105,014	40.35%
Total	$260,299	100.00%

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

Strategic Partnership and Joint Ventures

We explore opportunities with global OEMs (Original Equipment Manufacturers) by working strategic partnerships and joint ventures that improve sales and presence in the marketplace.

Website

We maintain a dynamic website to capture more business via worldwide customer searches for our products on the internet. Our website is available at www.amplitechinc.com.

Trade Magazines

We advertise our products in various trade magazines such as Microwave Journal, Microwaves & RF, High Frequency Electronics, etc.

Customers

We rely on our sales representatives or distributors to channel our products to about 15 countries in North America, Europe and Asia. We serve a diverse customer base located primarily in the United States, with an increasing number in Europe, and Asia, across the industries as aerospace, governmental defense, commercial satellite. Our customers include Boeing Aerospace, NASA, Raytheon, Government of Israel, Spectrum Microwave, L3 Integrated Systems, and GS Technology.

The following table sets forth our customers that account for more than 10% of our total revenue for 2013:

Customer A	$177,925	14.55%
Customer B	$177,825	14.54%
Customer C	$151,590	12.40%

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

Environmental Protection

We comply with RoHS requirements. RoHS stands for Restriction of Use of Hazardous Substances regulations, which limit or ban specific substances such as lead, cadmium, polybrominated biphenyl (PBB), mercury, hexavalent chromium, and polybrominated diphenyl ether (PBDE) flame retardants, in new electronic and electric equipment.

Intellectual Property

Except the domain name of “amplitechinc.com”, we currently do not own any intellectual property rights. We rely on contractual restrictions to protect our proprietary rights in products and services. It is our policy to enter into confidentiality and invention assignment agreements with our employees and contractors as well as nondisclosure agreements with our suppliers and strategic partners in order to limit access to and disclosure of our proprietary information. We cannot assure you that these contractual arrangements or the other steps taken by us to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies.

Employees

As of March 2014, we have five full time employees and three part time employees. From time to time, we may hire additional workers on a contract basis as the need arises.

ITEM 1A.	RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.	PROPERTIES

Our principal executive office is located at 35 Carlough Rd. #3, Bohemia, NY 11716. The property at this location is leased by the Company at monthly rental expenses of $2,825, and for a term of one year ending June 30, 2014. The lease automatically renews every year for an additional twelve-month term. We believe that this space is sufficient for our current operations. Our wholly owned subsidiary, AmpliTech, Inc., also operates out of our principal executive office.

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

Holders

As of March 28, 2014, there were 54 holders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

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

Recent Sales of Unregistered Securities

On February 1, 2013, the Company issued a promissory note in a principal amount of $50,000 in exchange for the holder’s cancellation of two notes held by him and issued by the Company in 2012. The Convertible Note has a six-month term and accrues interest at 8% per annum from the issue date through the maturity date. The holder is entitled to convert any portion of the outstanding and unpaid amount into our common stock at conversion price of $0.10 per share. The holder has “piggyback” registration rights with respect the shares issued or issuable upon conversion. On July 31, 2013, the original maturity date, the Holder and the Company agreed to extend the due date for an additional six months through January 31, 2014 under the same terms and conditions. On December 16, 2013 this convertible note, plus accrued interest related thereto, was fully converted. The issuance of these shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

On February 8, 2013, the Company issued a promissory note in a principal amount of $50,000. The Convertible Note has a six-month term and accrues interest at 8% per annum from the issue date through the maturity date. The holder is entitled to convert any portion of the outstanding and unpaid amount into our common stock at conversion price of $0.10 per share. The holder has “piggyback” registration rights with respect the shares issued or issuable upon conversion. On August 7, 2013, the original maturity date, the Holder and the Company agreed to extend the due date for an additional six months through February 7, 2014 under the same terms and conditions. On December 16, 2013 this convertible note, plus accrued interest related thereto, was fully converted. The issuance of these shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

On February 28, 2013, the Company issued a total of 119,863 shares of the Company’s restricted common stock, to the holders of Convertible Notes, representing the interest accrued through the notice date upon their conversion of the Convertible Notes. The issuance of these shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

On August 27, 2013, the Company issued a Convertible Promissory Note for $58,000 with a nine month term. The convertible note accrues interest at 8% per annum and is convertible, in whole or in part, at the sole discretion of the holder beginning after 180 days into shares of our common stock at 61% of the market price on the date of conversion. This note was fully converted between February 28, 2014 and March 18, 2014. The issuance of these shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

On September 10, 2013, the Company issued 150,000 shares of restricted common stock as consideration for $15,000 due to a consultant for services rendered from April through August 2013. The issuance of these shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

In October 2013, the Company issued two Convertible Promissory Notes to one holder totaling $75,000. Both convertible notes have a nine month term and accrues interest at 8% per annum. They are convertible, in whole or in part, at the sole discretion of the holder beginning after 180 days from the date of issuance into shares of our common stock at 61% of the market price on the date of conversion. The issuance of these shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

On November 27, 2013, the Company issued a Convertible Promissory Note for $65,000 with a two year term. The note is convertible, in whole or in part, at the sole discretion of the holder beginning after 180 days into shares of Group common stock at the lesser of $.15 or 60% of the lowest trading price is the twenty-five trading days immediately prior to the date of conversion. The issuance of these shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

In December 2013, a note payable due an individual in the amount of $20,000, plus accrued interest of $2,000 related thereto, was sold by the holder to an unrelated third party and then immediately converted into 440,000 shares of free trading common stock. This same unrelated third party was also issued 500,000 shares of restricted common stock as compensation for to a one year service agreement valued at $60,000. The issuance of these shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

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

Business Overview

We design, engineer and assemble micro-wave component based amplifiers that meet individual customer specifications. Our products consists of RF amplifiers and related subsystems, operating at multiple frequencies from 50kHz to 44GHz, including Low Noise Amplifiers, Medium Power Amplifiers, oscillators, filters, and custom assembly designs. We also offer non-recurring engineering services on a project-by-project basis, for a predetermined fixed contractual amount, or on a time plus material basis.

Results of Operations

Our auditor has indicated in their report on our financial statements for the fiscal years ended December 31, 2012 and 2013 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

As of December 31, 2013, the Company had a working capital deficit of $323,897 and an Accumulated Deficit of $816,970. Additionally, there was a net loss of $192,995 and $144,494 for the years ended December 31, 2012 and 2013, respectively. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. We hope to improve the Company’s financial condition by raising working capital from the issuance of additional notes with equity convertible features and pursue new customers to improve our operational results. However, there is no assurance that the Company will be successful in accomplishing these objectives. If adequate funds are not available, our business would be jeopardized and we may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

For Years Ended December 31, 2013 and December 31, 2012

Revenues

Sales increased to $1,222,511 for the year ended December 31, 2013 from $992,045 for the year ended December 31, 2012, an increase of $230,466, or approximately 23%. This increase results from increased in-house production as well as increase production from the outsource contract assembly facility in the local Northeast in 2013 compared to 2012.

Cost of Goods Sold and Gross Profit

Cost of Goods Sold decreased from $597,090 in 2012 to $579,100 in 2013, a decrease of $17,990, or approximately 3%. This decrease was the direct result of selling units primarily on smaller orders with a higher gross margin in 2013 compared to selling units primarily on larger orders at a significantly reduced gross margin in 2012. As a result, the gross profit increased to $643,411 for 2013 compared to $394,955 for 2012, an increase of $248,456, and the gross margin improved to approximately 53% for 2013 compared to approximately 40% for 2012.

General and Administrative Expenses

General and administrative expenses increased from $511,378 in 2012 to $655,040 in 2013, an increase of $143,662, or approximately 28%. This increase was the direct result of legal, accounting and consulting fees incurred related to being a public company.

Other Income (Expenses)

Interest Expense increased $9,193, or 12%, when comparing the year ended December 31, 2012 to the year ended December 31, 2013. This increase results primarily from accounts receivable financing balances that increased from 2012 to 2013. There was also a $47,100 loss that was recognized in 2013 related shares being issued to satisfy certain debt below fair market value.

Net Income (Loss)

As a result of the increased gross profit and increase in general and administrative expenses described above from 2012 to 2013, the Company had a net loss of $192,995 in 2012 compared to a net loss of $144,494 in 2013. This represents an overall improvement of $48,501 when comparing 2012 to 2013.

Liquidity and Capital Resources

We have historically financed our operations through debt from third party lenders, notes issued to various private individuals and personal funds advanced from time to time by the majority shareholder, who is also the President and Chief Executive Officer of the Company. The amount due was unsecured, non-interest bearing and was payable upon demand. The highest principal amount was $85,611, of which $23,392 and $54,663 were repaid during 2011 and 2012, respectively. The balance at December 31, 2012 was $7,673. This balance was repaid in full during 2013.

As of December 31, 2013 and December 31, 2012, we had cash and cash equivalents of $10,623 and $27,716, respectively, a working capital deficit of $323,897 and $599,787, respectively, and an accumulated deficit of $816,970 and $672,476, respectively.

The net cash used in operating activities for the year ended December 31, 2013 was $188,519, which was primarily the result of an increase in accounts receivable and inventory. The net cash provided by operating activities for the year ended December 31, 2012 was $62,817, which resulted primarily from a decrease in accounts receivable and the tax credit receivable.

The net cash used in financing activities for the year ended December 31, 2012 was $84,139, where funds raised from the issuance of convertible notes were used to make repayments on existing loans, notes and the capital lease as well as the balance due the majority shareholder, who is the President and Chief Executive Officer of the Company. Net cash provided by financing activities for the year ended December 31, 2013 was $171,426, which results primarily from issuance of additional convertible notes.

We intend to finance our internal growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof. We believe that our cash provided from operations and cash on hand will provide sufficient working capital to fund our operations for the next twelve months.

Financing Activities

Convertible Notes

On February 1, 2013, the Company issued a promissory note in a principal amount of $50,000 in exchange for the holder’s cancellation of two notes held by him and issued by the Company in 2012. The Convertible Note has a six-month term and accrues interest at 8% per annum from the issue date through the maturity date. The holder is entitled to convert any portion of the outstanding and unpaid amount into our common stock at conversion price of $0.10 per share. The holder has “piggyback” registration rights with respect the shares issued or issuable upon conversion. On July 31, 2013, the original maturity date, the Holder and the Company agreed to extend the due date for an additional six months through January 31, 2014 under the same terms and conditions. On December 16, 2013 this convertible note, plus accrued interest related thereto, was fully converted.

On February 8, 2013, the Company issued a promissory note in a principal amount of $50,000. The Convertible Note has a six-month term and accrues interest at 8% per annum from the issue date through the maturity date. The holder is entitled to convert any portion of the outstanding and unpaid amount into our common stock at conversion price of $0.10 per share. The holder has “piggyback” registration rights with respect the shares issued or issuable upon conversion. On August 7, 2013, the original maturity date, the Holder and the Company agreed to extend the due date for an additional six months through February 7, 2014 under the same terms and conditions. On December 16, 2013 this convertible note, plus accrued interest related thereto, was fully converted.

On August 27, 2013, the Company issued a Convertible Promissory Note for $58,000 with a nine month term. The convertible note accrues interest at 8% per annum and is convertible, in whole or in part, at the sole discretion of the holder beginning after 180 days into shares of Group common stock at 61% of the market price on the date of conversion. The market price is determined based on the average of the lowest three trading days bid price during the ten trading days immediately prior to the date of conversion. Alternatively, the Company can prepay the balance owed, including accrued interest, at its sole discretion at any time within 180 days from the date of issuance. The prepayment is subject to a penalty that increases from 10% to 35% of the amount owed at each 30 day interval during the 180 period. This note was fully converted between February 28, 2014 and March 18, 2014.

In October 2013, the Company issued two Convertible Promissory Notes to one holder totaling $75,000. Both convertible notes have a nine month term and accrues interest at 8% per annum. They are convertible, in whole or in part, at the sole discretion of the holder beginning after 180 days from the date of issuance into shares of Group common stock at 61% of the market price on the date of conversion. The market price is determined based on the average of the lowest three trading days bid price during the ten trading days immediately prior to the date of conversion. Alternatively, the Company can prepay the balance owed, including accrued interest, in at its sole discretion at any time within 180 days from the date of issuance. The prepayment is subject to a penalty that increases from 10% to 35% of the amount owed at each 30 day interval during the 180 period.

On November 27, 2013, the Company issued a Convertible Promissory Note for $65,000 with a two year term. The note is convertible, in whole or in part, at the sole discretion of the holder beginning after 180 days into shares of Group common stock at the lesser of $.15 or 60% of the lowest trading price is the twenty-five trading days immediately prior to the date of conversion. Alternatively, the Company can prepay this note, plus OID interest in the amount of $7,583, at its sole discretion at any time within 90 days from the date of issuance. If the note is not repaid within the 90 day period, a one-time interest charge of 12% per annum shall be applied to face value of the note.

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

Earnings (Loss)Per Share

Basic earnings (loss) per share (“EPS”) is determined by dividing the net earnings (loss) by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings (loss) by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities(such as stock options and convertible securities) outstanding under the treasury stock method. There were no dilutive financial instruments issued or outstanding for the periods presented.

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

Revenue Recognition

Revenues and costs of revenues are recognized during the period in which the products are shipped. The Company applies the provisions of FASB Accounting Standards Codification (“ASC”) 605-10, Revenue Recognition in Financial Statements ASC 605-10, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. ASC 605-10 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue for sale of products when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) the collectability is reasonably assured.

The Company’s sources of revenue are from the sale of various component amplifiers. Revenue is recognized upon shipment of such products, FOB shipping point. The Company offers a 100% satisfaction guarantee against defects for 90 days after the sale of their product except for a few circumstances. There are no maintenance or service contracts related to any product sale.

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

As of December 31, 2013, we did not have any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AmpliTech Group, Inc.
Index To Consolidated Financial Statements
For The Years Ended December 31, 2012 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
AmpliTech Group, Inc.

We have audited the accompanying consolidated balance sheets of AmpliTech Group, Inc. (the Company) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders deficit and cash flows for the years then ended. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audit s.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit s to obtain reasonable assurance about whether the consolidated financial statements are free of m aterial misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits  included  consideration of  internal  control  over  financial  reporting  as  a  basis  for  designing  au dit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Companys internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of AmpliTech Group, Inc. as of December 31, 2013 and 2012, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company had a working capital deficit of $323,897 and an accumulated deficit of $816,970.  Additionally, the Company had a net loss of $144,494 and $192,995 for the years ended December 31, 2013 and 2012, respectively.  Th ese and other factors raise substantial doubt about its ability to continue as a going concern. Managements plans concerning these matters are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
March 31, 2014

AMPLITECH GROUP, INC
Consolidated Balance Sheets
As of December 31, 2013 and 2012

	2013	2012
Assets
Current Assets
Cash and Cash Equivalents	$10,623	$27,716
Accounts Receivable, Net	178,813	45,784
Inventory, Net	128,078	112,817
Prepaid Expenses	56,800	1,800

Total Current Assets	374,314	188,117

Property and Equipment, Net	146,038	207,572
Deferred Financing Costs, Net	8,007	9,786
Security Deposits	5,375	6,070

Total Assets	$533,734	$411,545

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts Payable and
Accrued Expenses	$191,259	$186,564
Customer Deposits	41,957	98,953
Payroll Taxes Payable	7,140	19,072
Convertible Notes Payable	198,000	206,250
Notes Payable	42,338	118,355
Factor Financing	116,384	50,054
Current Portion of Capital Leases	59,385	55,936
Current Portion of Loans Payable	41,748	52,720

	698,211	787,904
Total Current Liabilities

Long-Term Liabilities
Capital Leases	23,886	78,838
Loans Payable	31,880	75,869
Due to Officer	-	7,673

Total Liabilities	753,977	950,284

Commitments and Contingencies	-	-

Stockholders' Deficit

Series A Convertible Preferred Stock, par
value $.001, 140,000 shares authorized,
0 shares issued and outstanding	-	-
Common Stock, par value $.001,
50,000,000 shares authorized,
22,153,904 and 17,875,000 shares issued
and outstanding, respectively	22,154	17,875
Additional Paid-In Capital	574,573	115,862
Accumulated Deficit	(816,970)	(672,476)

Total Stockholders' Deficit	(220,243)	(538,739)

Total Liabilities and
Stockholders' Deficit	$533,734	$411,545

See accompanying notes to consolidated financial statements

AMPLITECH GROUP, INC
Consolidated Statements of Operations
For The Years Ended December 31, 2013 anl 2012

	2013	2012

Sales	$1,222,511	$992,045

Cost of Gools Sold	579,100	597,090

Gross Profit	643,411	394,955

General anl Administrative	655,040	511,378

Loss From Operations	(11,629)	(116,423)

Other Income (Expenses);

Interest Expense	(85,765)	(76,572)

Loss on Shares Issued for Debt and Accrued Liabilities	(47,100)	-

Loss Before Income Taxes	(144,494)	(192,995)

Provision For Income Taxes	-	-

Net Loss	$(144,494)	$(192,995)

Net Loss Per Share;
Basic	$(0.01)	$(0.01)
Diluted		$(0.01)

Weighted Average Shares Outstanding;
Basic	19,880,129	17,743,268
Diluted		17,743,268

See accompanying notes to consolidated financial statements

Amplitech Group, Inc.
 Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2012 and 2013

	Common Stock		Series A Convertible Preferred		Additional		Total
	Number of	Par	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2011	17,516,600	17,517			116,961	(485,822)	(351,344)

Common stock issued for services	350,000	350			3,150		3,500
Proceeds from the sales of common stock	8,400	8			2,092		2,100
To eliminate the accumulated deficit of Amplitech Group Inc					(6,341)	6,341	-
Net loss for the year ended December 31, 2012						(192,995)	(192,995)

Balance, December 31, 2012	17,875,000	17,875	-	-	115,862	(672,476)	(538,739)

Conversion of convertible promissory notes	3,188,904	3,189			315,701		318,890
Common stock issued for services	650,000	650			81,850		82,500
Note payable exchanged for common stock	440,000	440			61,160		61,600
Net loss for the year ended December 31, 2013						(144,494)	(144,494)

Balance, December 31, 2013	22,153,904	22,154	-	-	574,573	(816,970)	(220,243)

See accompanying notes to consolidated financial statements

AMPLITECH GROUP, INC
Consolidated Statements of Cash Flows
For The Years Ended December 31, 2013 and 2012

	2013	2012
Cash Flows from Operating Activities:

Net Loss	$(144,494)	$(192,995)

Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:

Bad Debt Expense	8,385	-
Depreciation and Amortization	63,313	53,792
Issuance of Common Shares for Services	60,000	3,500
Inventory Reserve	-	71,742
Expenses Paid	16,500	-
Loss on Shares Issued For Debt
and Accrued Expenses	47,100	-
Changes in Operating Assets and Liabilities:
Accounts Receivable	(141,414)	75,900
Inventory	(15,261)	15,309
Prepaid Expenses	(55,000)	(1,800)
Tax Credit Receivable	-	48,254
Security Deposits	695	(695)
Accounts Payable and
Accrued Expenses	40,585	(6,147)
Customer Deposits	(56,996)	31,304
Payroll Taxes Payable	(11,932)	(35,347)

Total Adjustments	(44,025)	255,812

Net cash provided by (used in) operating activities	(188,519)	62,817

Cash Flows from Investing Activities:

Purchase of Property and Equipment	-	(5,000)

Net cash (used in) investing activities	-	(5,000)

Cash Flows from Financing Activities:

Proceeds from Sales of Common Stock	-	2,100
Repayment of Convertible Note	(6,250)
Proceeds from Convertible Notes, Net	231,500	206,250
Advances From/(Repayments To) Factor Financing, Net	66,330	(134,445)
Note and Loan Repayments, Net	(60,978)	(73,925)
Capital Lease Financing Repayments	(51,503)	(29,456)
Decrease in Due to Officer	(7,673)	(54,663)

Net cash provided by (used in) financing activities	171,426	(84,139)

Net decrease in cash and cash equivalents	(17,093)	(26,322)

Cash and Cash Equivalents, Beginning of Period	27,716	54,038

Cash and Cash Equivalents, End of Period	$10,623	$27,716

Supplemental disclosures:

Interest and Taxes paid:

Interest Expense	$70,369	$77,242
Income Taxes	$671	$585

Non-Cash Financing and Investing Activities

Common Shares Issued Related To Reverse Merger	$-	$142,200
Financed Capital Leased Equipment	$-	$159,366
Issuance of Common Stock for Services	$-	$3,500
Common Shares Issued Related To Convertible Notes	$318,890	$-
Exchange of Notes Payable For Convertible Note	$50,000	$-
Note payable and accrued expenses
exchanged for common stock	$37,000	$-

See accompanying notes to consolidated financial statements

AmpliTech Group, Inc.
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2012 and 2013

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

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of December 31, 2012 and 2013 the Company’s cash and cash equivalents were deposited primarily in one financial institution.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of Accounts Receivable. It is reasonably ossible that the Company’s estimate of the allowance for doubtful accounts will change in the future. An allowance of $8,385 and $0 has been recorded at December 31, 2013 and 2012, respectively.

AmpliTech Group, Inc
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2012 and 2013

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

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Tax”. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has adopted the provisions of FASB ASC 740-10-05 “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2012 and 2013, the Company had no material unrecognized tax benefits.

Earnings (Loss)Per Share

Basic earnings (loss) per share (“EPS”) is determined by dividing the net earnings (loss) by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings (loss) by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities (such as stock options and convertible securities) outstanding under the treasury stock method.

AmpliTech Group, Inc
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2012 and 2013

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

Revenue Recognition

Revenues and costs of revenues are recognized during the period in which the products are shipped. The Company applies the provisions of FASB Accounting Standards Codification (“ASC”) 605-10, Revenue Recognition in Financial Statements ASC 605-10, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. ASC 605-10 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue for sale of products when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) the collectability is reasonably assured.

The Company’s sources of revenue are from the sale of various component amplifiers. Revenue is recognizes upon shipment of such products. The Company offers a 100% satisfaction guarantee against defects for 90 days after the sale of their product except for a few circumstances. There are no maintenance or service contracts related to any product sale.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

AmpliTech Group, Inc
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2012 and 2013

(3) Inventory

Inventory, which consists primarily of raw materials and finished goods, is stated at the lower of cost (first-in, first-out basis) or market (net realizable value). The Inventory value at December 31, 2013 and 2012 was as follows;

	2013	2012
Raw Materials	$102,768	$89,356
Work-in Progress	22,696	24,946
Finished Goods	70,630	66,531
Engineering Models	3,726	3,726

Subtotal	$199,820	$184,559
Less: Reserve for
Obsolescence	(71,742)	(71,742)
Total	$128,078	$112,817

(4) Property and Equipment

Property and Equipment with estimated useful lives of seven and ten years consisted of the following at December 31, 2013 and 2012;

	2013	2012

Lab Equipment	$544,923	$544,923
Furniture and Fixtures	11,568	11,568

Subtotal	556,941	556,941
Less: Accumulated Depreciation	(410,453)	(348,919)

Total	$146,488	$208,022

Depreciation expense for 2012 and 2013 was $52,013 and $61,534, respectively.

AmpliTech Group, Inc
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2012 and 2013

(5) Deferred Financing Costs

Deferred Financing Costs of $17,792 were incurred directly related to a Small Business Administration (“SBA”) funded loan the Company obtained in 2008 and are being amortized on a straight line basis over ten years. Accumulated amortization as of December 31, 2012 and 2013 was $8,006 and $9,785, respectively. Amortization expense for both 2012 and 2013 was $1,779.

(6) Convertible Notes Payable

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

On February 1, 2013, the holder of two Notes Payable totaling $50,000 exchanged them for a Convertible Promissory Note with a six month term. The convertible note accrues interest at 8% per annum and is convertible, at the sole discretion of the holder, into shares of Group common stock at $.10 per share. The Company determined that the fair market value of the common shares underlying this convertible notes was equal to the estimated fair market of the Company’s common stock on the date of issuance. As such, there is no beneficial conversion feature that needs to be recorded as a discount on the date of issuance. On July 31, 2013, the original maturity date, the Holder and the Company agreed to extend the due date for an additional six months through January 31, 2014 under the same terms and conditions. On December 16, 2013 this convertible note, plus accrued interest related thereto in the amount of $3,496, was converted into 534,959 shares of common stock (See Note 13).

AmpliTech Group, Inc
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2012 and 2013

On February 8, 2013 the Company repaid a convertible note holder $6,250, plus accrued interest of $423, which represented the entire principle balance due this holder.

On February 8, 2013, the Company issued a Convertible Promissory Note for $50,000 with a six month term. The convertible note accrues interest at 8% per annum and is convertible, at the sole discretion of the holder, into shares of Group common stock at $.10 per share. The Company determined that the fair market value of the common shares underlying this convertible note was equal to the estimated fair market of the Company’s common stock on the date of issuance. As such, there is no beneficial conversion feature that needs to be recorded as a discount on the date of issuance. On August 7, 2013, the original maturity date, the Holder and the Company agreed to extend the due date for an additional six months through February 7, 2014 under the same terms and conditions. On December 16, 2013 this convertible note, plus accrued interest related thereto in the amount of $3,408, was converted into 534,082 shares of common stock (See Note 13).

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

On August 27, 2013, the Company issued a Convertible Promissory Note for $58,000 with a nine month term. The convertible note accrues interest at 8% per annum and is convertible, in whole or in part, at the sole discretion of the holder beginning after 180 days into shares of Group common stock at 61% of the market price on the date of conversion. The market price is determined based on the average of the lowest three trading days bid price during the ten trading days immediately prior to the date of conversion. Alternatively, the Company can prepay the balance owed, including accrued interest, at its sole discretion at any time within 180 days from the date of issuance. The prepayment is subject to a penalty that increases from 10% to 35% of the amount owed at each 30 day interval during the 180 period. Accrued interest related to this note at December 31, 2013 was $1,602. This note was fully converted by March 18, 2014 (See Note 17).

In October 2013, the Company issued two Convertible Promissory Notes to one holder totaling $75,000. Both convertible notes have a nine month term and accrues interest at 8% per annum. They are convertible, in whole or in part, at the sole discretion of the holder beginning after 180 days from the date of issuance into shares of Group common stock at 61% of the market price on the date of conversion. The market price is determined based on the average of the lowest three trading days bid price during the ten trading days immediately prior to the date of conversion. Alternatively, the Company can prepay the balance owed, including accrued interest, in at its sole discretion at any time within 180 days from the date of issuance. The prepayment is subject to a penalty that increases from 10% to 35% of the amount owed at each 30 day interval during the 180 period. Accrued interest related to these notes at December 31, 2013 was $1,444.

AmpliTech Group, Inc
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2012 and 2013

On November 27, 2013, the Company issued a Convertible Promissory Note for $65,000 with a two year term. The note is convertible, in whole or in part, at the sole discretion of the holder beginning after 180 days into shares of Group common stock at the lesser of $.15 or 60% of the lowest trading price is the twenty-five trading days immediately prior to the date of conversion. Alternatively, the Company can prepay this note, plus OID interest in the amount of $7,583, at its sole discretion at any time within 90 days from the date of issuance. If the note is not repaid within the 90 day period, a one-time interest charge of 12% per annum shall be applied to face value of the note. Interest expense related to the OID for the year ended December 31, 2013 was $353.

(7) Notes Payable

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

Notes Payable at December 31, 2012 and 2013 include demand notes with original principle amounts totaling $113,195 and $40,611, respectively, from several individuals and one corporation, with interest rates ranging from 0% to 12% per annum. Accrued interest related to these notes was $15,847 and $16,313 as of December 31, 2012 and 2013, respectively. Interest expense related to these notes for 2012 and 2013 was $4,007 and $3,593, respectively. In February 2013, $50,000 of notes payable to one individual was exchanged for a Convertible Promissory Note (See Note 6).  In December 2013, a note payable due an individual in the amount of $20,000, plus accrued interest of $2,000 related thereto, was converted into 440,000 shares of common stock (See Note 13).

Notes Payable at December 31, 2012 and 2013 included $5,160 and $1,728, respectively, related to two separate bank lines of credit that expired prior to 2010. As such, there is no current availability on either facility. The current minimum monthly payments are approximately $375 and 725, including interest at prime plus 4.85% and prime plus 11.50%, respectively. One Note with a balance of $30,537 at December 31, 2011 was re-negotiated in March 2012. The other note is being paid as per the original agreement.

(8) Factor Financing

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

The outstanding balances owed to the Factor at December 31, 2012 and 2013 for financed Accounts Receivable $17,280 and $88,664, respectively. The outstanding balances owed at December 31, 2012 and 2013 for financed Domestic Sales Orders was $32,774 and $27,720, respectively.  Discounts, interest expense and factoring fees related to this facility was $25,502 and $37,331 for the years ended December 31, 2012 and 2013, respectively.

AmpliTech Group, Inc
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2012 and 2013

(9) Capital Leases

AmpliTech entered into a thirty-six month lease agreement to finance certain laboratory equipment in May 2012 with a bargain purchase option of $1. As such, the Company has accounted for this transaction as a Capital Lease, assuming an imputed 6% annual interest rate. Future lease payments related to this capital lease as of December 31, 2013 are as follows;

Total rental payments	$87,282
Less: Discount at 6%	(4,011)
Principal balance	$83,271

Future discounted principal payments over the term of this lease as of December 31, 2013 and 2012 are as follows;

	2013	2012

2013		$55,936
2014	$59,385	54,952
2015	23,886	23,886

Total	$83,271	$134,774

(10) Loans Payable

Loans payable at December 31, 2012 and 2013 consisted of the following;

	2013	2012
SBA backed working capital loan at prime plus 2.75% per annum. Monthly payments of $3,633, including interest, through September 2015.	$70,788	$110,107
Bank loan payable in equal monthly installments of $1,233, plus interest at prime plus 10.5%, through March 2014.	2,840	18,482
Total	73,628	128,589
Less: Current Portion	(41,748)	(52,720)
Loans Payable, Net of Current Portion	$31,880	$75,869

AmpliTech Group, Inc
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2012 and 2013

Future maturities of Loans Payable as of December 31, 2012 and 2013 are as follows;

	2013	2012
2013		$52,720
2014	$41,748	43,887
2015	31,880	31,982
	$73,628	$128,589

Interest expense related to these loans for 2012 and 2013 was approximately $10,500 and $6,725, respectively.

(11) Due to Officer

The balance of $7,673 at December 31, 2012 represents monies advanced to the Company by an officer, who is also the majority stockholder, for working capital. The amount due is unsecured, non-interest bearing and is payable upon demand. This balance was fully paid as of December 31, 2013.

(12) Income Taxes

The provision for (benefit from) income taxes for the years ended December 31, 2012 and 2013 are as follows, assuming a combined effective tax rate of approximately 40%;

	December 31,
	2013	2012
Federal and state
taxable income	$-	$-

Total current tax provision	-	-

Federal and state
loss carryforwards	57,798	77,198
Change in valuation allowance	(57,798)	(77,198)

Total deferred tax provision	-	-

Total income tax provision	$-	$-

AmpliTech Group, Inc
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2012 and 2013

The Company had deferred tax income tax assets as of December 31, 2012 and 2013 as follows:

	December 31,
	2013	2012

Loss carryforwards	$326,788	$268,990
Less: valuation allowance	(326,788)	(268,990)

Total net deferred tax assets	$-	$-

The Company has maintained a full valuation allowance against the total deferred tax assets for all periods due to the uncertainty of future utilization.

As of December 31, 2013, the Company has net federal and state net operating loss carry forwards of approximately $817,000 that expire in various years through 2033.

(13) Capital Stock

The Company has authorized 50,000,000 shares of common stock with a par value of $0.001. As of December 31, 2012 and 2013 the Company had 17,875,000 and 22,153,904 shares of common stock issued and outstanding, respectively.

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
For The Years Ended December 31, 2012 and 2013

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

On September 10, 2013, The Company issued 150,000 shares of restricted common stock as consideration for $15,000 due to a consultant for services rendered from April through August 2013 at $.10 per share. The fair market value of the Company’s common stock on this date was $.15 per share. As a result, the Company recognized a loss  in the amount of $7,500.

On December 16, 2013, two separate holders of Convertible Notes with a face value of $50,000 each elected to convert their notes into shares of common stock. These convertible notes, plus accrued interest related thereto in the amount of $6,904 were converted into 1,069,041 shares of common stock (See Note 6).

In December 2013, a note payable due an individual in the amount of $20,000, plus accrued interest of $2,000 related thereto, was sold by the holder to an unrelated third party and then immediately converted the total balance into 440,000 shares of free trading common stock at $.05 per share. The fair market value of the Company’s common stock on the date of issuance was $.14 per share. As a result, the Company recognized a loss in the amount of $39,600. This same unrelated third party was also issued 500,000 shares of restricted common stock as compensation for to a one year service agreement valued at $60,000, of which $55,000 has been recorded as a prepaid asset. The fair market value of the Company’s common stock on the contact date was $.12 per share.

(14) Commitments and Contingencies:

The Company rents office space under a non-cancelable operating lease agreement that commenced in July 2011 and automatically renews annually with similar terms for an additional twelve months. The future monthly rental payments required under this operating lease agreement from July 1, 2013 through June 30, 2013 is $33,900.

AmpliTech Group, Inc
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2012 and 2013

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

In April 2012, the Company executed an agreement with a law firm to assist in the preparation and filing of an S-1 registration statement with the Securities and Exchange Commission (“SEC”) for $40,000. Pursuant to the agreement, the Company paid the law firm a retainer of $10,000. An additional $10,000 was paid when the registration statement was filed with the SEC on August 13, 2012, $10,000 was paid when the S-1 became effective on January 18, 2013 and the final $10,000 was due when the Company’s stock was listed and trading on the OTC Bulletin Board, of which $5,000 was paid (See Note 13).

(15) Earnings (Loss) Per Share

Potential common shares at December 31, 2012 that have been excluded from the computation of diluted EPS are comprised of convertible notes payable convertible into 2,000,000 shares of common stock. Accordingly, total common share equivalents of 2,000,000 were excluded in the computation of diluted EPS for the year ended December 31, 2012 because the effect would be anti-dilutive. As of December 31, 2013 there were no potential common shares that needed to be considered as common share equivalents and, as such, no computation of diluted EPS was necessary for the year ended December 31, 2013.

(16) Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the Company continuing as a going concern. As of December 31, 2013, the Company had a working capital deficit of $323,897 and an Accumulated Deficit of $816,970. Additionally, there was a net loss of $192,995 and $144,494 for the years ended December 31, 2012 and 2013, respectively. These and other factors raise substantial doubt as to the ability of the Company to continue as a going concern. However, the Company plans to improve its financial condition by converting the existing Convertible Promissory Notes to equity by issuing additional shares of common stock as well as raising working capital from the issuance of additional equity or debt instruments. Also, the Company plans to improve operations by pursuing new customers, developing new products and expanding its distribution channels, both domestically and internationally, in order to increase sales and improve cash flow. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

AmpliTech Group, Inc
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2012 and 2013

(17) Subsequent Events

Between February 28, 2014 and March 18, 2014, the holder of the Convertible Promissory Note dated August 27, 2013 for $58,000 converted the entire balance, plus accrued interest related thereto of $2,320, into 1,069,436 shares of free trading common stock at an average conversion price of approximately $.06 per share.

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

Based on the evaluation as of December 31, 2013, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our chief executive officer and chief financial officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013, and based on that evaluation they concluded that our internal control over financial reporting was effective.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and sole director are as follows:

Name	Age	Position

Fawad Maqbool (1)	53	Chairman, President, Chief Executive Officer, and Treasurer

Louisa Sanfratello (2)	48	Chief Financial Officer and Secretary

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

A brief description of the background and business experience of our sole executive officer and director for the past five years is as follows:

Fawad Maqbool, age 53, has served as the President, Chief Executive Officer and Chairman of the Board of Directors since founding Amplitech, Inc. 2002. He has also been the majority shareholder of the Company since its inception. Prior to founding Amplitech, Inc., Mr. Maqbool was the President of Aeroflex Amplicomm, Inc. for 2000 and 2001. His duties included, among other things, overseeing the design and development of amplifiers specifically for fiber optic communication applications. Mr. Maqbool was with MITEQ, Inc. from 1987 through 1999 where he began as an Engineering Group Leader and ultimately held the title of Department Head responsible for a staff of thirty-two consisting of engineers, technicians, assemblers and support personnel. His professional career began with the Hazeltine Corporation in 1983 where he was a Microwave Design Engineer through 1986. Mr. Maqbool received bachelor degrees in electrical engineering (major in microwaves and RF) and biomedical engineering from the City College of New York. He subsequently earned a masters degree in electrical engineering (major in microwaves and RF) from Polytechnic University.

Through his prior service, Mr. Maqbool possesses the knowledge and experience in microwaves and RF electrical engineering that aids him in efficiently and effectively indentifying and executing the Company’s strategic priorities.

Louisa Sanfratello, CPA, age 48, has been a self-employed independent accountant servicing numerous clients in various industries since 1998. One of her clients is the local chapter of Make a Wish Foundation. Ms. Sanfratello was the Controller of The New Interdisciplinary School from 1991 through 1997 where she was responsible for the preparation of financial statements and coordination of all outside audits, reporting directly to the executive director. Her duties included the day-to-day financial management of the organization including projection of cash flow requirements. Ms. Sanfratello began her professional career in 1987 with the public accounting firm of Holtz Rubenstein & Company where she was a member of the audit staff until 1990. Ms. Sanfratello received a bachelor degree (magna cum laude) in business administration – accounting from Dowling College.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports in 2013 other than as set forth below:

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

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to, the named persons, during the years ended December 31, 2013 and 2012 as our only named executive officer:

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Fawad Maqbool (1)	2013	111,539	-	-	31,482	143,021
Chairman, President and Chief Executive Officer	2012	111,539	-	-	3,930	115,469
			-	-	-
Scott R. Chichester (2)	2013	0	-	-	-	0
Former President	2012	0	-	-	-	0
			-	-	-
Louisa Sanfratello (3)	2013	34,195	-	-	-	34,195
Chief Financial Officer	2012	27,990	-	-	-	27,990

(1)	Represents Mr. Maqbool’s compensation from AmpliTech, Inc. for 2013 and 2012.
(2)
Mr. Chichester served as our President since inception and resigned as from such position on August 13, 2012 upon the closing of the Share Exchange Agreement. Mr. Chichester’s resignation was not a result of any disagreement with the Company on any matters relating to the Company’s operations, policies (including accounting or financial policies) or practices.

(3)	Represents Ms. Sanfratello’s compensation from AmpliTech, Inc. for 2013 and 2012

Outstanding Equity Awards at Fiscal Year End

Except as indicated in the above table, none of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2012 and 2013.

Compensation of Our President and Chief Executive Officer

Fawad Maqbool, as our sole director, has authority and discretion to determine his own compensation for serving as the Company’s President and Chief Executive Officer.

Compensation of Directors

During the year ended December 31, 2013 and 2012, the former sole director Scott R. Chichester and the current sole director Fawad Maqbool did not receive any compensation solely for service as a director.

Our sole director Fawad Maqbool will not receive any compensation solely for service as a director. It is our current policy that our director is reimbursed for reasonable out-of-pocket expenses incurred in attending each board of directors meeting or meeting of a committee of the board of directors.

Compensation Committee Interlocks and Insider Participation

During the fiscal years of 2013 and 2012, we did not have a standing compensation committee. Our board of directors was responsible for the functions that would otherwise be handled by the compensation committee. The sole director conducted deliberations concerning executive officer compensation, including directors who were also executive officers. Fawad Maqbool, as our sole director, has authority and discretion to determine his own compensation for serving as the Company’s President and Chief Executive Officer.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of March 28, 2014.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of March 28, 2014 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise indicated below, the address of each person listed in the table below is c/o 35 Carlough Rd. #3, Bohemia, NY 11716.

	Amount and Nature of Beneficial Ownership
	Common Stock (1)
Name and Address of Beneficial Owner	No. of Shares	% of Class
Directors and Officers
Fawad Maqbool, Chairman, President, and Chief Executive Officer	11,780,280	50.73%
Louisa Sanfratello, Chief Financial Officer	200,000	0.86%
All officers and directors as a group (2 persons)	12,215,280	51.59%

5% Security Holders
David Behanna (2) 36 Mount Grey Road, Setauket, New York 11733	1,608,000	6.9	2%

(1)	Based on 23,223,340 shares of common stock issued and outstanding as of March 28, 2014.
(2)
Includes (i) 950,000 shares of common stock held by DRB Consulting, Inc., of which David Behanna is the President of DRB Consulting, Inc. and thus has voting and dispositive control over securities held by it; (ii) 250,000 shares of common stock held by Laura Behanna, wife of David Behanna; (iii) 204,000 shares of common stock each held by Kimberly Behanna and Sarah Behanna, daughters of David Behanna.

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

•
Our officer and sole director, Fawad Maqbool, advanced monies to the Company for working capital. The amount due was unsecured, non-interest bearing and payable upon demand. The highest principal amount of such advances was $85,611, of which $23,392 and $54,663 were repaid during 2011 and 2012, respectively. The balance at December 31, 2012 was $7,673. This balance was repaid in full during 2013.

Director Independence

Fawad Maqbool, the sole member of our Board of Directors, is not independent using the definition of independence under NASDAQ Listing Rule 5605(a)(2) and the standards established by the SEC.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the aggregate fees we paid for professional services provided to us for 2013 and 2012:

	2013	2012
Audit Fees	$26,500	$18,852
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$26,500	$18,852

Audit Fees

For the years ended December 31, 2013 and 2012, we paid $18,000 and $18,852, respectively, for professional services rendered for the audit and review of our financial statements to Sam Kan and Company, our predecessor principal accountant. For the year ended December 31, 2013, we paid Sadler Gibb, our successor principal accountant, $8,500 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

For the fiscal years ended December 31, 2013 and 2012, we paid approximately $0 and $0, respectively, for audit related services.

Tax Fees

For our fiscal years ended December 31, 2013 and 2012, we paid $0 and $0 respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

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

1.	Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Operations for the years ended December 31, 2013 and 2012
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012
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

AmpliTech Group, Inc.

Date: March 31, 2014	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Fawad Maqbool	President, Chief Executive Officer and	March 31, 2014
Fawad Maqbool	Chairman of the Board of Directors (principal executive officer)

/s/ Louisa Sanfratello	Chief Financial Officer and Secretary	March 31, 2014
Louisa Sanfratello, CPA	(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1
Share Exchange Agreement, dated August 13, 2012, by and among AmpliTech Group, Inc., AmpliTech, Inc., and AmpliTech Shareholders, incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed on August 13, 2012.

3.1	Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on April 19, 2011, as subsequently amended.

3.2	Certificate of Amendment to Articles of Incorporation dated July 31, 2012, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on August 13, 2012.

3.4	By-laws, incorporated herein by reference to Exhibit 3.2 the Company’s Registration Statement on Form 10 filed on April 19, 2011, as subsequently amended.

4.1	Form of Convertible Note dated August 13, 2012 incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on August 13, 2012.

4.2	Convertible Promissory Note dated February 1, 2013 issued to Thomas Willetts in the original principal amount of $50,000, as amended on July 31, 2013.

4.3	Convertible Promissory Note dated February 8, 2013 issued to Raymond Dunn in the original principal amount of $50,000, as amended on August 7, 2013.

4.4	Convertible Promissory Note dated August 21, 2013 issued to Asher Enterprises, Inc. in the original principal amount of $58,000 and form of related Securities Purchase Agreement.

4.5	Convertible Promissory Note dated September 26, 2013 issued to Asher Enterprises, Inc. in the original principal amount of $42,500.

4.6	Convertible Promissory Note dated October 22, 2013 issued to Asher Enterprises, Inc. in the original principal amount of $32,500

4.7	Convertible Promissory Note dated November 27, 2013 issued to JMJ Financial in the principal sum of $65,000, as amended on February 14, 2014

10.1	Master Factoring Agreement dated August 16, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on December 11, 2012.

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

10.5	Form of Assignment and Assumption Agreement dated August 13, 2012 incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on August 13, 2012.

21.1	List of Subsidiaries, incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed on August 13, 2012.

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101. INS*	XBRL Instance Document

101. SCH*	XBRL Taxonomy Extension Schema Document

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB*	XBRL Taxonomy Extension Label Linkbase Document

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document