Form 10-Q
period 2014-03-31
AmpliTech Group, Inc.
filed 2014-05-14
CIK 1518461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 14, 2014, the registrant had 26,391,043 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q
March 31, 2014

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AmpliTech Group, Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2014 (Unaudited) and December 31, 2013

	March 31,	December 31,
	2014	2013
Assets	(Unaudited)

Current Assets

Cash and Cash Equivalents	$10,715	$10,623
Accounts Receivable, Net	145,111	178,813
Inventory, Net	139,238	128,078
Prepaid Expenses	43,600	56,800

Total Current Assets	338,664	374,314

Property and Equipment, Net	138,490	146,038
Deferred Financing Costs, Net	7,563	8,007
Security Deposits	5,375	5,375

Total Assets	$490,092	$533,734

Liabilities and Stockholders' Deficit

Current Liabilities

Accounts Payable and
Accrued Expenses	$232,762	$191,259
Customer Deposits	28,752	41,957
Payroll Taxes Payable	10,423	7,140
Convertible Notes Payable	147,800	198,000
Notes Payable	27,980	42,338
Factor Financing	92,809	116,384
Current Portion of Capital Leases	64,758	59,385
Current Portion of Loans Payable	43,420	41,748

Total Current Liabilities	648,704	698,211

Long-Term Liabilities

Capital Leases	9,626	23,886
Loans Payable	21,415	31,880

Total Liabilities	679,745	753,977

Commitments and Contingencies

Stockholders' Deficit

Series A Convertible Preferred Stock, par value $.001, 140,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, par value $.001, 50,000,000 shares authorized, 23,673,340 and 22,153,904 shares issued and outstanding, respectively	23,673	22,154
Additional Paid-In Capital	685,754	574,573
Accumulated Deficit	(899,080)	(816,970)

Total Stockholders' Deficit	(189,653)	(220,243)

Total Liabilities and Stockholders' Deficit	$490,092	$533,734

See accompanying notes to condensed consolidated financial statements

AmpliTech Group, Inc.
Condensed Consolidated Statements of Operations
For The Three Months Ended March 31, 2014 and 2013
(Unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2014	2013

Sales	$323,876	$309,183

Cost of Gools Sold	169,797	121,641

Gross Profit	154,079	187,542

General and Administrative	188,426	156,270

Income (Loss) From Operations	(34,347)	31,272

Other Income (Expenses);

Interest Expense	(53,343)	(15,913)
Gain on Shares Issued for Debt and Accrued Liabilities	5,580	-

Income Before Income Taxes	(82,110)	15,359

Provision (Credit) For Income Taxes	-	-

Net Income (Loss)	(82,110)	15,359

Net Income (Loss) Per Share;
Basic	$(0.00)	$0.00
Diluted

Weighted Average Shares Outstanding;
Basic	22,380,909	18,911,377
Diluted

See accompanying notes to condensed consolidated financial statements

Amplitech Group, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For The Three Months Ended March 31, 2014

	Common Stock		Series A Convertible Preferred		Additional		Total
	Number of	Par	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2013	22,153,904	22,154	-	-	574,573	(816,970)	(220,243)

Conversion of convertible promissory note	1,069,436	1,069			59,251		60,320
Note payable and accrued expenses exchanged
for common stock	450,000	450			26,550		27,000
Discount related to the beneficial conversion
feature of a convertible note					25,380		25,380
Net (loss) for the three months ended March 31, 2014						(82,110)	(82,110)

Balance, March 31, 2014	23,673,340	23,673	-	-	685,754	(899,080)	(189,653)

See accompanying notes to condensed consolidated financial statements

AmpliTech Group, Inc.
Condensed Consolidated Statements of Cash Flows
For The Three Months Ended March 31, 2014 and 2013
(Unaudited)

	March 31,	March 31,
	2014	2013
Cash Flows from Operating Activities:

Net Income (Loss)	$(82,110)	$15,359

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and Amortization	7,992	15,828
Amortization of beneficial conversion discount	25,380	-
Accrued Interest Related to a Convertible Note	7,800
Gain on Shares Issued For Debt and Accrued Expenses	(5,580)	-
Changes in Operating Assets and Liabilities:
Accounts Receivable	33,702	(101,067)
Inventory	(11,160)	(13,714)
Prepaid Expenses	13,200
Accounts Payable and
Accrued Expenses	64,403	53,966
Customer Deposits	(13,205)	(74,668)
Payroll Taxes Payable	3,283	11,454

Total Adjustments	125,815	(108,201)

Net cash provided by (used in) operating activities	43,705	(92,842)

Cash Flows from Financing Activities:

Repayment of Convertible Note	-	(6,250)
Proceeds from Convertible Note	-	50,000
Advances From/(Repayments To) Factor Financing, Net	(23,575)	54,246
Note and Loan Repayments	(11,151)	(11,000)
Capital Lease Financing Repayments	(8,887)	(8,371)
Decrease in Due to Officer	-	(4,163)

Net cash provided by (used in) financing activities	(43,613)	74,462

Net increase(decrease) in cash and cash equivalents	92	(18,380)

Cash and Cash Equivalents, Beginning of Period	10,623	27,716

Cash and Cash Equivalents, End of Period	$10,715	$9,336

Supplemental disclosures:

Interest and Taxes paid:

Interest Expense	$16,139	$15,022
Income Taxes	$649	$521

Non-Cash Financing and Investing Activities

Common Shares Issued Related To Convertible Notes	$60,320	$211,986
Exchange of Notes Payable For Convertible Note	$-	$50,000
Note payable and accrued expenses exchanged for common stock	$27,000	$-
Benefical conversion feature	$25,380	$-

See accompanying notes to condensed consolidated financial statements

AmpliTech Group, Inc.
Notes To Condensed Consolidated Financial Statements
For The Three Months Ended March 31, 2013 and 2014 (Unaudited)

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

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the years ended December 31, 2012 and 2013 included in Form 10-K filed with the SEC.

Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the Company continuing as a going concern. As of March 31, 2014, the Company had a working capital deficit of $310,040 and a Stockholders’ Deficit of $189,653. Additionally, there was a net loss of $82,110 for the three months ended March 31, 2014 and a net loss of $144,494 for the year ended December 31, 2013. These factors raise substantial doubt as to the Company’s ability of to continue as a going concern. However, the Company plans to improve its financial condition by converting the existing Convertible Promissory Notes to equity by issuing additional shares of common stock as well as raising working capital from the issuance of additional equity or debt instruments. Also, the Company plans to improve operations by pursuing new customers, developing new products and expanding its distribution channels, both domestically and internationally, in order to increase sales and improve cash flow. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Inventory

Inventory, which consists primarily of raw materials and finished goods, is stated at the lower of cost (first-in, first-out basis) or market (net realizable value). The Inventory value at December 31, 2013 and March 31, 2014 was as follows;

	December 31,	March 31,
	2013	2014

Raw Materials	$102,768	$120,955
Work-in Progress	22,696	16,513
Finished Goods	70,630	69,786
Engineering Models	3,726	3,726

Subtotal	$199,820	$210,980
Less: Reserve for
Obsolescence	(71,742)	(71,742)

Total	$128,078	$139,238

AmpliTech Group, Inc.
Notes To Condensed Consolidated Financial Statements
For The Three Months Ended March 31, 2013 and 2014 (Unaudited)

Notes Payable

Notes Payable at March 31, 2014 included demand notes totaling $27,110 from an individual and one corporation, with interest rates ranging from 0% to 12% per annum. Accrued interest related to these notes was $4,124 and interest expense for the three months ended March 31, 2014 was $809.

Notes Payable at March 31, 2014 included $870 related to a bank line of credit that expired prior to 2010. As such, there is no current availability on this facility. The current minimum monthly payment is approximately $375, including interest at prime plus 4.85%. This note is being paid as per the original agreement.

Factor Financing

The outstanding balance owed to the Factor at March 31, 2014 for financed accounts receivable was $92,809. Interest expense and related costs paid to the Factor for the three months ended March 31, 2014 was $9,833.

Convertible Notes Payable

Between February 28, 2014 and March 18, 2014, the holder of the Convertible Promissory Note dated August 21, 2013 for $58,000 converted the entire balance, plus accrued interest related thereto of $2,320, into 1,069,436 shares of free trading common stock at an average conversion price of approximately $.06 per share. The Company recognized a $25,380 discount related the beneficial conversion feature calculated on the number of shares related to the face value of the note, which was 877,680 shares. The calculation was based on the difference between the effective conversion price and the fair market value on the date of issuance, or $.03 per share. This discount was recorded as Interest Expense with a corresponding offset to Paid-in Capital.

Pursuant to the Promissory Note dated November 26, 2013, a one-time interest charge of 12%, or $7,800, was added to the $65,000 advance received in November 2013 because it was not repaid within the 90 day period from the effective date of the advance.

Capital Lease

AmpliTech entered into a thirty-six month lease agreement to finance certain lab equipment in May 2012 with a bargain purchase option of $1. As such, the Company has accounted for this transaction as a Capital Lease, assuming an imputed 6% annual interest rate. Future lease payments related to this capital lease as of March 31, 2014 are as follows;

Total rental payments	$77,584
Less: Discount at 6%	(3,200)

Principal balance	$74,384

Future twelve months discounted principal payments as of March 31, 2014 are as follows;

2015	$64,758
2016	9,626

Total	$74,384

AmpliTech Group, Inc.
Notes To Condensed Consolidated Financial Statements
For The Three Months Ended March 31, 2013 and 2014 (Unaudited)

Loan Payable

Loan payable at March 31, 2014 consisted of the following;

SBA backed working capital loan at prime plus 2.75% per annum. Current monthly payment, including Interest, is $3,633. The loan matures in September 2015	$64,835

Less: Current Portion	(43,420)

Loan Payable, Net of Current Portion	$21,415

Future twelve month maturities of Loan Payable as of March 31, 2014 are as follows;

2015	43,420
2016	21,415

$64,835
Interest expense related to this loan for the three months ended March 31, 2014 was $1,052.

Capital Stock

Between February 28, 2014 and March 18, 2014, the holder of the Convertible Promissory Note dated August 21, 2013 for $58,000 converted the entire balance, plus accrued interest related thereto of $2,320, into 1,069,436 shares of free trading common stock at an average conversion price of approximately $.06 per share.

On March 31, 2014, a note payable due an individual in the amount of $12,000, plus accrued interest of $13,080 related thereto, was exchanged for 350,000 shares of restricted common stock at approximately $.072 per share. The fair market value of the Company’s common stock on this date was $.06 per share. As a result, the Company recognized a gain in the amount of $4,080.

On March 31, 2014, accrued commissions due a sales agent in the amount of $7,500 was exchanged for 100,000 shares of restricted common stock at $.075 per share, the fair market value of the Company’s common stock on the date of issuance. The fair market value of the Company’s common stock on this date was $.06 per share. As a result, the Company recognized a gain in the amount of $1,500.

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

As of March 31, 2013 and 2014 there were no potential dilutive common shares that needed to be considered as common share equivalents and, as such, no computation of diluted EPS was necessary for the three months then ended, respectively.

AmpliTech Group, Inc.
Notes To Condensed Consolidated Financial Statements
For The Three Months Ended March 31, 2013 and 2014 (Unaudited)

Subsequent Events

On April 15, 2014, the holder of the Convertible Promissory Note dated September 26, 2013 for $42,500 converted $15,000 of this balance into 717,703 shares of free trading common stock at a conversion price of approximately $.021 per share.

On April 16, 2014, the Company received an additional advance of $40,000 related to the Promissory Note dated November 26, 2013. Pursuant to the terms of this Promissory Note, the additional advance has a two year term from the date of receipt and is convertible, in whole or in part, at the sole discretion of the holder beginning after 180 days into shares of Group common stock at the lesser of $.15 or 60% of the lowest trading price in the twenty-five trading days immediately prior to the date of conversion. Alternatively, the Company can prepay this advance, plus OID interest in the amount of $4,680, at its sole discretion at any time within 90 days from the date of issuance. If this advance is not repaid within the 90 day period, a one-time interest charge of 12% per annum shall be applied to face value of the advance. Additional advance requests by the Company under this Promissory Note are subject to the approval of the holder in their sole discretion.

On May 8, 2014, the Board issued 140,000 shares of Series A Convertible Stock to the principal executive officer and sole director of the Company. The holder of the Series A Convertible Stock shall vote together as a single class with the holders of our common stock, with the holders of Series A being entitled to fifty one percent (51%) of the total votes on all such matters. Each outstanding share of Series A is convertible at the option of the holder into one hundred (100) shares of the Company’s common stock.

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

Recent Developments

Convertible Notes

Asher Enterprises, Inc (“Asher), which was the holder of the Convertible Promissory Note dated August 21, 2013 for $58,000, converted the entire balance, plus accrued interest, between February 28, 2014 and March 18, 2014 into 1,069,436 shares of free trading common stock at an average conversion price of approximately $.06 per share.

Asher, which is the holder of the Convertible Promissory Note dated September 26, 2013 for $42,500 converted $15,000 of this balance on April 15, 2014 into 717,703 shares of free trading common stock at a conversion price of approximately $.021 per share. The balance of this Note can be exercised, in whole or in part, at the sole discretion of the Asher through June 25, 2014 at which time any remaining balance, plus accrued interest, is due and payable to Asher.

On April 16, 2014, the Company received an additional advance of $40,000 pursuant to the terms of the Promissory Note with JMJ Financial (“JMJ”) dated November 26, 2013 for $300,000. Pursuant to the terms of this Promissory Note, the additional advance has a two year term from the date of receipt and is convertible, in whole or in part, at the sole discretion of JMJ beginning after 180 days into shares of our common stock at the lesser of $.15 or 60% of the lowest trading price in the twenty-five trading days immediately prior to the date of conversion. Alternatively, the Company can prepay this advance, plus original interest discount interest in the amount of $4,680, at its sole discretion at any time within 90 days from the date of issuance. If this advance is not repaid within the 90 day period, a one-time interest charge of 12% per annum shall be applied to face value of the advance. Additional advance requests by the Company under this Promissory Note are subject to the approval of JMJ in its sole discretion.

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

Results of Operations

For The Three Months Ended March 31, 2014 and March 31, 2013

Revenues

Sales increased by $14,693, or approximately 5%, when comparing sales for the three months ended March 31, 2014 of $323,876 to sales for the three months ended March 31, 2013 of $309,183. This increase was directly related to outsourcing the assembly function for certain sales orders to a third party provider in the local Northeast that began in the fourth quarter of 2012. Product sales for both periods were substantially from the sale of Low Noise Amplifiers (“LNA”).

Cost of Goods Sold and Gross Profit

Cost of Goods Sold, as a percentage of Sales increased by $48,156, or14%, when comparing $169,797, or 53%, for the three months ended March 31, 2014 to $121,641, or 39%, for the three months ended March 31, 2013. This increase resulted primarily from an additional $40,932 of outsource assembly costs related to a large sales order from one customer with a lower gross profit margin in the first quarter of 2014.

This also resulted in a corresponding decrease of $33,463, or 18%, in Gross Profit as a percentage of Sales when comparing the Gross Profit of $154,079, or 47%, for the first quarter of 2014 to the Gross Profit of $187,542, or 61%, for the first quarter of 2013.

General and Administrative Expenses

General and administrative expenses increased from $156,270 for the first quarter of 2013 compared to $188,426 for the first quarter of 2014, an increase of $32,156, or approximately 21%. This resulted primarily from a $28,917 increase in general overhead expenses in the operating subsidiary relating to payroll and payroll related costs.

Other Income (Expenses)

Interest Expense increased by $37,430 when comparing the three months ended March 31, 2013 to the three months ended March 31, 2014. This resulted primarily from recognizing, as interest expense, a non-cash $25,380 discount from the beneficial conversion feature related to a convertible note that was fully converted during the first quarter of 2014. There was also a $5,580 gain that was recognized in the first quarter of 2014 resulting from certain debt that was exchanged for common shares above fair market value.

Net Income (Loss)

As a result of the above, the Company had Net Income of $15,359 for the three months ended March 31, 2013 compared to a Net Loss of $82,110 for the three months ended March 31, 2014, an overall decrease of $97,469, or approximately 635%.

Liquidity and Capital Resources

We have historically financed our operations through debt from third party lenders, notes issued to various private individuals and personal funds advanced from time to time by the majority shareholder, who is also the President and Chief Executive Officer of the Company.

As of March 31, 2014, we had $10,715 in cash and cash equivalents compared to $10,623 in cash and cash equivalents as of December 31, 2013. As of December 31, 2013 and March 31, 2014 we had a working capital deficit of $323,897 and $310,040, respectively, and a stockholders’ deficit of $220,243 and $189,653, respectively.

Net cash provided by operating activities was $43,705 for the three months ended March 31, 2014. The net cash used in financing activities for three months ended March 31, 2013 was $43,613, which results primarily from the repayment of the factor purchase order financing balance, notes and loans, as well as the financed capital lease.

We intend to finance our internal growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof. We believe that our cash provided from operations and cash on hand will not provide sufficient working capital to fund our operations for the next twelve months as we estimate that we need an additional $100,000 for such period

Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the Company continuing as a going concern. As of March 31, 2014, the Company had a working capital deficit of $310,040 and a Stockholders’ Deficit of $189,653. Additionally, there was a net loss of $82,110 for the three months ended March 31, 2014 and a net loss of $144,494 for the year ended December 31, 2013. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. However, the Company hopes to improve its financial condition by the existing Convertible Promissory Note holders electing to convert their notes to equity by issuing additional shares of common stock as well as raising working capital from the issuance of additional equity or debt instruments. Also, the Company plans to improve operations by pursuing new customers, developing new products and expanding its distribution channels, both domestically and internationally, in order to increase sales and improve cash flow. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Based on the evaluation as of March 31, 2014, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Between February 28, 2014 and March 18, 2014, the holder of the Convertible Promissory Note dated August 21, 2013 for $58,000 converted the entire balance, plus accrued interest related thereto of $2,320, into 1,069,436 shares of free trading common stock. The issuance of these shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

On March 31, 2014, a note payable due an individual in the amount of $12,000, plus accrued interest of $13,080 related thereto, was exchanged for 350,000 shares of restricted common stock. The issuance of these shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

On March 31, 2014, accrued commissions due a sales agent in the amount of $7,500 was exchanged for 100,000 shares of restricted common stock. The issuance of these shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

On May 8, 2014, the Board issued 140,000 shares of Series A Convertible Stock to Fawad Maqbool, the principal executive officer and sole director of the Company. The holder of the Series A Convertible Stock shall vote together as a single class with the holders of our common stock, with the holders of Series A being entitled to fifty one percent (51%) of the total votes on all such matters. Each outstanding share of Series A is convertible at the option of the holder into one hundred (100) shares of the Company’s common stock. The issuance of these shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

See the issuance of the 140,000 shares of Series A Convertible Preferred Stock to Fawad Maqbool described above in “Unregistered Sales of Equity Securities and Use of Proceeds.”

Item 6. Exhibits.

(a) Exhibits

Exhibit No.	Description

3.3	Certificate of Designation for Series A Convertible Preferred Stock
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmpliTech Group, Inc.

Date: May 14, 2014	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2014	By:	/s/ Louisa Sanfratello
Louisa Sanfratello Chief Financial Officer (Principal Financial Officer)