Form 10-Q
period 2014-06-30
AmpliTech Group, Inc.
filed 2014-08-13
CIK 1518461

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to___________________

Commission File Number 000-54355

AmpliTech Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-4566352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

35 Carlough Road. #3

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

As of August 11, 2014, the registrant had 35,136,917 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2014

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

PART  I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AmpliTech Group, Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2014 and December 31, 2013

	June 30,	December 31,
	2014	2013
Assets	(Unaudited)

Current Assets

Cash and Cash Equivalents	$907	$10,623
Accounts Receivable, Net	146,563	178,813
Inventory, Net	146,083	128,078
Prepaid Expenses	25,000	56,800
Total Current Assets	318,553	374,314

Property and Equipment, Net	130,942	146,038
Deferred Financing Costs, Net	7,119	8,007
Security Deposits	5,375	5,375
Total Assets	$461,989	$533,734

Liabilities and Stockholders' Deficit

Current Liabilities

Accounts Payable and
Accrued Expenses	$178,303	$191,259
Customer Deposits	17,875	41,957
Payroll Taxes Payable	2,794	7,140
Convertible Notes Payable, Net	123,477	198,000
Notes Payable	26,958	42,338
Factor Financing	109,810	116,384
Current Portion of Capital Leases	56,340	59,385
Current Portion of Loans Payable	44,124	41,748
Total Current Liabilities	559,681	698,211

Long-Term Liabilities

Capital Leases	-	23,886
Loans Payable	10,789	31,880
Total Liabilities	570,470	753,977

Commitments and Contingencies

Stockholders' Deficit

Series A Convertible Preferred Stock, par value $.001, 140,000 shares authorized, 140,000 and 0 shares issued and outstanding, respectively	140	-
Common Stock, par value $.001, 500,000,000 shares authorized, 26,141,043 and 22,153,904 shares issued and outstanding, respectively	26,141	22,154
Additional Paid-In Capital	1,323,164	574,573
Accumulated Deficit	(1,457,926)	(816,970)
Total Stockholders' Deficit	(108,481)	(220,243)
Total Liabilities and Stockholders' Deficit	$461,989	$533,734

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Operations

For The Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Sales	$319,487	$148,907	$643,363	$458,091

Cost of Goods Sold	153,503	106,348	323,300	228,239

Gross Profit	165,984	42,559	320,063	229,852

General anl Administrative Expenses	145,151	186,326	335,767	327,347

Income (Loss) From Operations	20,833	(143,767)	(15,704)	(97,495)

Other Income (Expenses);

Interest Expense	(72,789)	(18,963)	(126,132)	(34,876)
Gain (Loss) on Shares Issued for Debt and Accrued Liabilities, Net	(3,500)		2,080
Compensation Related to Issuance of Series A Convertible Preferred	(501,200)		(501,200)

(Loss) Before Income Taxes	(556,656)	(162,730)	(640,956)	(132,371)

Provision (Credit) For Income Taxes	-	-	-	-

Net (Loss)	(556,656)	(162,730)	(640,956)	(132,371)

Net (Loss) Per Share;
Basic	$(0.02)	$(0.01)	$(0.03)	$(0.01)
Diluted

Weighted Average Shares Outstanding;
Basic	23,673,340	19,994,863	23,030,695	19,464,897
Diluted

See accompanying notes to the condensed consolidated financial statements

Amplitech Group, Inc.

Condensed Consolidated Statements of Stockholders' Equity

For The Six Months Ended June 30, 2014

	Common Stock		Series A Convertible Preferred		Additional		Total
	Number of	Par	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2013	22,153,904	22,154	-	-	574,573	(816,970)	(220,243)

Conversion of convertible promissory notes	3,037,139	3,037			87,908		90,945

Note payable and accrued expenses exchanged for common stock	950,000	950			40,050		41,000

Discounts related to the beneficial conversion
feature of convertible notes					119,573		119,573

Issuance of Series A Convertible Preferred			140,000	140	501,060		501,200

Net (loss) for the six months ended June 30, 2014						(640,956)	(640,956)

Balance, June 30, 2014	26,141,043	26,141	140,000	140	1,323,164	(1,457,926)	(108,481)

See accompanying notes to condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Cash Flows

For The Six Months Ended June 30, 2014 and 2013

(Unaudited)

	June 30,	June 30,
	2014	2013
Cash Flows from Operating Activities:

Net (Loss)	$(640,956)	$(132,371)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and Amortization	15,984	31,656
Amortization of Beneficial Conversion Discounts	81,829	-
Financing Costs Related to a Convertible Note	11,846	-
Gain on Shares Issued For Debt and Accrued Expenses, Net	(2,080)	-
Compensation Related to Issuance of Series A Convertible Preferred	501,200	-
Changes in Operating Assets and Liabilities:
Accounts Receivable	32,250	(21,616)
Inventory	(18,005)	(21,697)
Prepaid Expenses	31,800	(13,200)
Security Deposits	-	695
Accounts Payable and
Accrued Expenses	20,444	65,421
Customer Deposits	(24,082)	(52,183)
Payroll Taxes Payable	(4,346)	5,022
Total Adjustments	646,840	(5,902)
Net cash provided by (used in) operating activities	5,884	(138,273)

Cash Flows from Financing Activities:

Repayment of Convertible Note	-	(6,250)
Proceeds from Convertible Note	40,000	50,000
Advances From/(Repayments To) Factor Financing, Net	(6,574)	111,256
Note and Loan Repayments	(22,095)	(19,977)
Capital Lease Financing Repayments	(26,931)	(16,826)
Decrease in Due to Officer	-	(4,178)
Net cash provided by (used in) financing activities	(15,600)	114,025

Net (decrease) in cash and cash equivalents	(9,716)	(24,248)

Cash and Cash Equivalents, Beginning of Period	10,623	27,716
Cash and Cash Equivalents, End of Period	$907	$3,468

Supplemental disclosures:

Interest and Taxes paid:

Interest Expense	$27,938	$29,380
Income Taxes	$649	$671

Non-Cash Financing and Investing Activities

Common Shares Issued Related To Convertible Notes	$90,945	$211,986
Exchange of Notes Payable For Convertible Note	$-	$50,000
Note Payable and Accrued Expenses Exchanged for Common Stock	$45,400	$-
Beneficial Conversion Feature	$119,574	$-

  See accompanying notes to the condensed consolidated financial statements

 AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2013 and 2014 (Unaudited)

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

The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the years ended December 31, 2012 and 2013 included in Form 10-K filed with the SEC.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the Company continuing as a going concern. As of June 30, 2014, the Company had a working capital deficit of $241,128 and a Stockholders’ Deficit of $108,481. Additionally, there was a net loss of $640,956 for the six months ended June 30, 2014 and a net loss of $144,494 for the year ended December 31, 2013. These factors raise substantial doubt as to the Company’s ability of to continue as a going concern. However, the Company plans to improve its financial condition by converting the existing Convertible Promissory Notes to equity by issuing additional shares of common stock as well as raising working capital from the issuance of additional equity or debt instruments. Also, the Company plans to improve operations by pursuing new customers, developing new products and expanding its distribution channels, both domestically and internationally, in order to increase sales and improve cash flow. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Inventory

Inventory, which consists primarily of raw materials and finished goods, is stated at the lower of cost (first-in, first-out basis) or market (net realizable value). The Inventory value at December 31, 2013 and June 30, 2014 was as follows;

	June 30,	December 31,
	2014	2013
Raw Materials	$131,911	$102,768
Work-in Progress	10,574	22,696
Finished Goods	71,614	70,630
Engineering Models	3,726	3,726
Subtotal	$217,825	$199,820
Less: Reserve for
Obsolescence	(71,742)	(71,742)
Total	$146,083	$128,078

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2013 and 2014 (Unaudited)

Notes Payable

Notes Payable at June 30, 2014 consisted of a demand note in the amount of $26,958 from an unrelated corporation with interest calculated at 12% per annum. Accrued interest related to this note was $4,661 and interest expense for the six months ended June 30, 2014 was $1,617.

Factor Financing

The outstanding balance owed to the Factor at June 30, 2014 for financed accounts receivable was $109,810. Interest expense and related costs paid to the Factor for the six months ended June 30, 2014 was $15,658.

Convertible Notes Payable

Between February 28, 2014 and March 18, 2014, the holder of the Convertible Promissory Note dated August 21, 2013 for $58,000 converted the entire balance, plus accrued interest related thereto of $2,320, into 1,069,436 shares of free trading common stock at an average conversion price of approximately $.06 per share. The Company recognized a $25,380 discount related the beneficial conversion feature calculated on the number of shares related to the face value of the note, which were 877,680 shares. The calculation was based on the difference between the effective conversion price and the fair market value on the date the note was first exercisable, or approximately $.03 per share. This discount was recorded as Interest Expense with a corresponding offset to Paid-in Capital.

Pursuant to the Promissory Note dated November 26, 2013, a one-time interest charge of 12%, or $7,800, was added to the $65,000 advance received in November 2013 because it was not repaid within the 90 day period from the effective date of the advance.

On April 15, 2014, the holder of the Convertible Promissory Note dated September 26, 2013 for $42,500 converted $15,000 of this balance into 717,703 shares of free trading common stock at a conversion price of approximately $.02 per share. The Company recognized a $35,135 discount related to the beneficial conversion feature calculated on the number of shares based on the total value of the note, which were 1,194,379 shares. The calculation was based on the difference between the effective conversion price and the fair market value on the date the note was first exercisable, or approximately $.03 per share. This discount is being amortized over the exercise period, which is approximately 130 days. As of June 30, 2014 the Company recorded $31,953 as interest expense and an unamortized discount of $3,182 related to this note, the total of which was offset to Paid-in Capital.

On April 16, 2014, the Company received an additional advance of $40,000 related to the Promissory Note dated November 26, 2013. Pursuant to the terms of this Promissory Note, the additional advance has a two year term from the date of receipt and is convertible, in whole or in part, at the sole discretion of the holder beginning after 180 days into shares of Group common stock at the lesser of $.15 or 60% of the lowest trading price in the twenty-five trading days immediately prior to the date of conversion. Alternatively, the Company can prepay this advance, plus OID interest in the amount of $4,680, at its sole discretion at any time within 90 days from the date of issuance. If this advance is not repaid within the 90 day period, a one-time interest charge of 12% per annum shall be applied to face value of the advance. Additional advance requests by the Company under this Promissory Note are subject to the approval of the holder in their sole discretion. On July 14, 2014, The Company elected to repay this advance, plus the OID interest related thereto, within the 90 day period allowed.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2013 and 2014 (Unaudited)

On April 24, 2014, The Company recognized a $20,672 discount resulting from the beneficial conversion feature related to the Convertible Promissory Note dated October 22, 2013. This discount was calculated on the number of shares related to the $32,500 face value of the note, which was 1,596,7964 shares. The calculation was based on the difference between the effective conversion price and the fair market value on the date the note was first exercisable, or approximately $.013 per share. This discount is being amortized over the exercise period, which is approximately 90 days. As of June 30, 2014 the Company recorded $15,279 as interest expense and an unamortized discount of $5,393 related to this note, the total of which was offset to Paid-in Capital.

Between May 27, 2014 and June 12, 2014, the holder of the Convertible Promissory Note dated November 26, 2013, with a total value of $80,360 related to the first advance, converted $15,625 of this balance into 1,250,000 shares of free trading common stock at an average conversion price of $.0125 per share. The Company recognized a $38,386 discount related to the beneficial conversion feature calculated on the number of shares based on the total value of the note, which were 4,241,856 shares. The calculation was based on the difference between the effective conversion price and the fair market value on the date the note was first exercisable, or approximately $.01 per share. This discount is being amortized over the exercise period, which is approximately 550 days. As of June 30, 2014 the Company recorded $9,217 as interest expense and an unamortized discount of $29,169 related to this note, the total of which was offset to paid-in capital.

Capital Lease

AmpliTech entered into a thirty-six month lease agreement to finance certain lab equipment in May 2012 with a bargain purchase option of $1. As such, the Company has accounted for this transaction as a Capital Lease, assuming an imputed 6% annual interest rate. Future lease payments related to this capital lease as of June 30, 2014 are as follows;

Total rental payments	$58,188
Less: Discount at 6%	(1,848)
Principal balance	$56,340

Future twelve months discounted principal payments as of June 30, 2014 are as follows;

2015	$56,340

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2013 and 2014 (Unaudited)

Loan Payable

Loan payable at June 30, 2014 consisted of the following;

SBA backed working capital loan at prime plus 2.75% per annum. Current monthly payment, including Interest, is $3,633. The loan matures in September 2015	$54,913
Less: Current Portion	(44,124)
Loan Payable, Net of Current Portion	$10,789

Future twelve month maturities of Loan Payable as of June 30, 2014 are as follows;

2015	44,124
2016	10,789
$54,913

Interest expense related to this loan for the six months ended June 30, 2014 was $1,952.

Capital Stock

Effective May 20, 2014, the Company increased its authorized shares of common stock from 50,000,000 to 500,000,000.

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

On March 31, 2014, accrued commissions due a sales agent in the amount of $7,500 was exchanged for 100,000 shares of restricted common stock at $.075 per share. The fair market value of the Company’s common stock on this date was $.06 per share. As a result, the Company recognized a gain in the amount of $1,500.

On April 15, 2014, the holder of the Convertible Promissory Note dated September 26, 2013 for $42,500 converted $15,000 of this balance into 717,703 shares of free trading common stock at a conversion price of approximately $.02 per share.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2013 and 2014 (Unaudited)

On May 8, 2014, the Board issued 140,000 shares of Series A Convertible Stock to the principal executive officer and sole director of the Company. The holder of the Series A Convertible Stock shall vote together as a single class with the holders of our common stock, with the holders of Series A being entitled to fifty one percent (51%) of the total votes on all such matters. Each outstanding share of Series A is convertible at the option of the holder into one hundred (100) shares of the Company’s common stock. As a result, the Company recognized a non-cash charge of $501,200 based on the fair-market value of the underlying common stock on the date of issuance, which was $.0358 per share. This non-cash charge was recorded as compensation expense with a corresponding offset to paid-in capital.

Between May 27, 2014 and June 12, 2014, the holder of the Convertible Promissory Note dated November 26, 2013, with a total value of $80,360 related to the first advance, converted $15,625 of this balance into 1,250,000 shares of free trading common stock at an average conversion price of $.0125 per share.

On May 29, 2014, accrued professional fees due a consultant in the amount of $10,500 was exchanged for 500,000 shares of restricted common stock at $.021 per share. The fair market value of the Company’s common stock on this date was $.03 per share. As a result, the Company recognized a loss in the amount of $3,500.

Earnings (Loss) Per Share

Basic net income (loss) per share (“EPS”) is determined by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings (loss) by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method.

As of June 30, 2014 and 2013 there were 23,758,950 and 0 potential dilutive common shares that were excluded from the EPS calculation because their effects would have been anti-dilutive for the six months then ended, respectively.

Subsequent Events

Between July 1, 2014 and July 14, 2014, the holder of the Convertible Promissory Note dated September 26, 2013 for $42,500 converted the remaining $27,500 balance, plus accrued interest related thereto of $1,700, into 2,093,261 shares of free trading common stock at a conversion price of approximately $.014 per share.

On July 9, 2014, the Company executed a Securities Purchase Agreement pursuant to which it agreed to sell an aggregate of 13,000,000 shares of restricted common stock to an unrelated corporation in three equal installments for a total purchase price of $300,000. The first installment of $100,000 for 4,333,333 shares was consummated on July 10, 2014. The second installment of $100,000 for 4,333,333 shares is to be completed on August 15, 2014 and the last installment of $100,000 for 4,333,334 shares is to be completed on September 15, 2014. Until the earlier of two years or when the purchaser no longer has any shares in the Company, if the Company issues stock or options, warrants or other securities convertible or exercisable for shares of common stock at a purchase price of $0.023 per share or less, the purchaser has full ratchet anti-dilution provisions, other than with respect to certain securities issuances.

On July 14, 2014, The Company elected to repay within the 90 day period allowed the additional advance of $40,000 it received on April 16, 2014 related to the Promissory Note dated November 26, 2013. The total amount paid was $44,680, including the OID interest of $4,680.

Between July 18, 2014 and July 24, 2014, the holder of the Convertible Promissory Note dated October 22, 2013 for $32,500 converted the entire balance, plus accrued interest related thereto of $1,300, into 2,569,280 shares of free trading common stock at an average conversion price of approximately $.013 per share.

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

Recent Developments

Common Stock

Effective May 20, 2014, the Company increased its authorized shares of common stock from 50,000,000 to 500,000,000.

Securities Purchase Agreement

The Company executed a Securities Purchase Agreement on July 9, 2014 with Microphase Corporation (“Microphase”), pursuant to which Microphase agreed to purchase an aggregate of 13,000,000 shares of restricted common stock in three equal installments for a total purchase price of $300,000. The first installment of $100,000 for 4,333,333 shares was consummated on July 10, 2014. The second installment of $100,000 for 4,333,333 shares is to be completed on August 15, 2014 and the last installment of $100,000 for 4,333,334 shares is to be completed on September 15, 2014. Until the earlier of two years or when Microphase no longer has any shares in the Company, if the Company issues stock or options, warrants or other securities convertible or exercisable for shares of common stock at a purchase price of $0.023 per share or less, Microphase has full ratchet anti-dilution provisions, other than with respect to certain securities issuances.

Series A Convertible Preferred Stock

The Company issued 140,000 shares of Series A Convertible Stock to the principal executive officer and sole director of the Company on May 8, 2014. The holder of the Series A Convertible Stock shall vote together as a single class with the holders of our common stock, with the holders of Series A being entitled to fifty one percent (51%) of the total votes on all such matters. Each outstanding share of Series A is convertible at the option of the holder into one hundred (100) shares of the Company’s common stock. As a result, the Company recognized a non-cash charge of $501,200 based on the fair-market value of the underlying common stock on the date of issuance, which was $.0358 per share.

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

Results of Operations

For The Six Months Ended June 30, 2014 and June 30, 2013

Revenues

Sales increased by $185,272, or approximately 40%, when comparing sales for the six months ended June 30, 2014 of $643,363 to sales for the six months ended June 30, 2013 of $458,091. This increase was directly related to an increase in production during the second quarter of 2014 that resulted from an increase in the outsource assembly function on certain large and recurring sales orders. Specifically, the third party assembler has become highly efficient in the turn-around time now with the steady flow of parts that is sent to their facility for production. The quality of finished units received from the assembler has also improved, which has reduced the need for rework and additional testing of completed components.

Cost of Goods Sold and Gross Profit

Cost of goods sold as a percentage of Sales was consistent when comparing 50% for the six months ended June 30, 2014 to 50% for the six months ended June 30, 2013. This also resulted in a consistent 50% gross profit as a percentage of sales when comparing the first six months of 2014 gross profit of $320,063 to the first six months of 2013 gross profit of $229,852.

General and Administrative Expenses

General and administrative expenses increased from $327,347 for the first six months of 2013 compared to $335,767 for the first six months of 2014, an increase of $8,420, or approximately 3%. This minimal increase resulted from a slight net increase in parent company overhead expenses related to legal, accounting and transfer agent fees.

 Income (Loss) From Operations

As a result of the above, the Company had a loss from operations of $15,704 for the six months ended June 30, 2014 compared to a loss from operations of $97,495 for the six months ended June 30, 2013, an overall increase of $81,791, or approximately 84%. This improvement is directly related to the overall increase in sales for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Other Income (Expenses)

Includes an interest expense increase of $91,256, or approximately 262%, when comparing the six months ended June 30, 2013 to the six months ended June 30, 2014. This increase results primarily from the write off of discounts related to certain convertible notes that became exercisable in the current period. They also include compensation related to issuance of Series A Convertible Preferred for the six months ended June 30, 2014 that was calculated based on the fair-market-value of the underlying common stock on the date of issuance. This non-cash charge of $501,200 was not included in general and administrative expenses so that the periods presented would be more comparable.

For The Three Months Ended June 30, 2014 and June 30, 2013

Revenues

Sales increased by $170,580, or approximately 115%, when comparing sales for the three months ended June 30, 2014 of $319,487 to sales for the three months ended June 30, 2013 of $148,907. This increase was directly related to an increase in production during the second quarter of 2014 that resulted from an increase in the outsource assembly function on certain large and recurring sales orders. Specifically, the third party assembler has become highly efficient in the turn-around time now with the steady flow of parts that is sent to their facility for production. The quality of finished units received from the assembler has also improved, which has reduced the need for rework and additional testing of completed components.

Cost of Goods Sold and Gross Profit

Cost of goods sold as a percentage of sales decreased by approximately 23% when comparing 48% for the three months ended June 30, 2014 to 71% for the three months ended June 301, 2013. Cost of goods sold for the second quarter of 2013 was the direct result of an internal production slow down where assembly operations were well below full capacity. Cost of goods sold for the second quarter 2014 was more consistent with the cost of goods sold for the six months ended June 30, 2014 of 50%. This also resulted in a corresponding 23% increase in gross grofit as a percentage of sales, or $123,425, when comparing the second quarter of 2013 Gross Profit of $42,559, or 29%, to the second quarter of 2014 Gross Profit of $165,984, or 52%.

General and Administrative Expenses

General and administrative expenses decreased from $186,326 for the second quarter of 2013 compared to $145,151 for the second quarter of 2014, a decrease of $41,175, or approximately 22%. This decrease resulted primarily from fees for investor relations incurred in the second quarter of 2013 where such costs were not incurred in the second quarter of 2014.

Income (Loss) From Operations

As a result of the above, the Company had income from operations of $20,833 for the three months ended June 30, 2014 compared to a loss from operations of $128,767 for the three months ended June 30, 2013, an overall increase of $149,600, or approximately 116%. This improvement is directly related to the overall increase in sales and related gross profit as well as the overall decrease of general and administrative expenses for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Other Income (Expenses)

Includes an interest expense increase of $53,826, or approximately 284%, when comparing the three months ended June 30, 2013 to the three months ended June 30, 2014. This increase results primarily from the write off of discounts related to certain convertible notes that became exercisable in the current period. They also include compensation related to issuance of Series A Convertible Preferred for the three months ended June 30, 2014 that was calculated based on the fair-market-value of the underlying common stock on the date of issuance. This non-cash charge of $501,200 was not included in general and administrative expenses so that the periods presented would be more comparable.

Liquidity and Capital Resources

We have historically financed our operations through debt from third party lenders, notes issued to various private individuals and personal funds advanced from time to time by the majority shareholder, who is also the President and Chief Executive Officer of the Company.

As of June 33, 2014, we had $907 in cash and cash equivalents compared to $10,623 in cash and cash equivalents as of December 31, 2013. As of December 31, 2013 and June 30, 2014 we had a working capital deficit of $323,897 and $241,128, respectively, and a stockholders’ deficit of $220,243 and $108,481, respectively.

Net cash provided by operating activities was $5,884 for the six months ended June 30, 2014. The net cash used in financing activities for six months ended June 30, 2014 was $15,600, which results primarily from the repayment of the factor balance, notes and loans, as well as the financed capital lease totaling $55,600 offset by $40,000 of proceeds from a convertible note.

We intend to finance our internal growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof. We are expecting to receive the second installment of $100,000 from Microphase for the issuance of 4,333,333 shares on August 15, 2014 and the last installment of $100,000 for 4,333,334 shares is to be completed on September 15, 2014.We believe that these installments plus our cash provided from operations and cash on hand will provide sufficient working capital to fund our operations for the next twelve months.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the Company continuing as a going concern. As of June 30, 2014, the Company had a working capital deficit of $241,128 and a Stockholders’ Deficit of $108,481. Additionally, there was a net loss of $640,956 for the six months ended June 30, 2014 and a net loss of $144,494 for the year ended December 31, 2013. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. However, the Company hopes to improve its financial condition by the existing Convertible Promissory Note holders electing to convert their notes to equity by issuing additional shares of common stock as well as raising working capital from the issuance of additional equity or debt instruments. Also, the Company plans to improve operations by pursuing new customers, developing new products and expanding its distribution channels, both domestically and internationally, in order to increase sales and improve cash flow. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Based on the evaluation as of June 30, 2014, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period covered by this report.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best of our knowledge, there are no pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

JMJ Financial, the holder of the Convertible Promissory Note dated November 26, 2013, with a total value of $80,360 related to the first advance, converted $15,625 of this balance between May 27, 2014 and June 12, 2014 into 1,250,000 shares of free trading common stock at an average conversion price of $.0125 per share. The issuance of these shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

Asher Enterprises, Inc. (“Asher”), the holder of the Convertible Promissory Note dated September 26, 2013 for $42,500, converted the remaining $27,500 balance, plus accrued interest related thereto of $1,700, between July 1, 2014 and July 14, 2014, into 2,093,261 shares of free trading common stock at a conversion price of approximately $.014 per share. The issuance of these shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

Asher, the holder of the Convertible Promissory Note dated October 22, 2013 converted the entire principal balance of $32,500, plus accrued interest related thereto of $1,300, between July 18, 2014 and July 24, 2014 into 2,569,280 shares of free trading common stock at an average conversion price of approximately $.013 per share. The issuance of these shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

The Company executed a Securities Purchase Agreement on July 9, 2014 with Microphase Corporation (“Microphase”), pursuant to which the Company issued Microphase 4,333,333 for $100,000. The issuance of these shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

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

AmpliTech Group, Inc.

Date: August 13, 2014	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2014	By:	/s/ Louisa Sanfratello
Louisa Sanfratello Chief Financial Officer (Principal Financial Officer)

