Form 10-Q
period 2014-09-30
AmpliTech Group, Inc.
filed 2014-11-10
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 5, 2014, the registrant had 42,770,250 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2014

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AmpliTech Group, Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2014 and December 31, 2013

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current Assets

Cash and Cash Equivalents	$56,878	$10,623
Accounts Receivable, Net	66,855	178,813
Inventory, Net	170,657	128,078
Prepaid Expenses	11,825	56,800

Total Current Assets	306,215	374,314
Property and Equipment, Net	123,394	146,038
Deferred Financing Costs, Net	-	8,007
Security Deposits	5,375	5,375

Total Assets	$434,984	$533,734

Liabilities and Stockholders' Deficit
Current Liabilities

Accounts Payable and
Accrued Expenses	$137,237	$191,259
Customer Deposits	23,885	41,957
Payroll Taxes Payable	152	7,140
Convertible Notes Payable, Net	21,690	198,000
Note Payable	26,958	42,338
Factor Financing	41,088	116,384
Current Portion of Capital Leases	37,934	59,385
Current Portion of Loans Payable	-	41,748
Due To Officer	52,291	-

Total Current Liabilities	341,235	698,211

Long-Term Liabilities

Capital Leases	-	23,886
Loans Payable	-	31,880

Total Liabilities	341,235	753,977

Commitments and Contingencies

Stockholders' Deficit

Series A Convertible Preferred Stock, par value $.001, 140,000 shares authorized, 140,000 and 0 shares issued and outstanding, respectively	140	-

Common Stock, par value $.001, 500,000,000 shares authorized, 41,570,250 and 22,153,904 shares issued and outstanding, respectively	41,570	22,154
Additional Paid-In Capital	1,594,081	574,573
Accumulated Deficit	(1,542,042)	(816,970)

Total Stockholders' Deficit	93,749	(220,243)

Total Liabilities and
Stockholders' Deficit	$434,984	$533,734

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Operations

For The Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Sales	$308,831	$301,155	$952,194	$759,246

Cost of Goods Sold	175,548	90,525	496,508	318,763

Gross Profit	133,283	210,630	455,686	440,483

General anl Administrative Expenses	176,683	148,078	511,404	475,723

Income (Loss) From Operations	(43,400)	62,552	(55,718)	(35,240)

Other Income (Expenses);

Interest Expense	(43,054)	(27,417)	(169,186)	(61,996)
Gain (Loss) on Shares Issued for Debt and Accrued Liabilities, Net			1,032
Compensation Related to Issuance of Series A Convertible Preferred	-	-	(501,200)	-

Income (Loss) Before Income Taxes	(86,454)	35,135	(725,072)	(97,236)

Provision (Credit) For Income Taxes	-	-	-	-

Net Income (Loss)	$(86,454)	$35,135	$(725,072)	$(97,236)

Net Income (Loss ) Per Share;
Basic	$(0.00)	$0.00	$(0.03)	$(0.00)
Diluted	(0.00)	0.00	(0.03)	(0.00)

Weighted Average Shares Outstanding;
Basic	35,829,731	21,027,472	27,694,025	19,648,659
Diluted	35,829,731	21,027,472	27,694,025	19,648,659

See accompanying notes to the condensed consolidated financial statements

Amplitech Group, Inc.

Condensed Consolidated Statements of Stockholders' Equity

For The Nine Months Ended September 30, 2014

	Common Stock		Series A Convertible Preferred		Additional		Total Stockholders'
	Number of	Par	Number of	Par	Paid-In	Accumulated Deficit
	Shares	Value	Shares	Value	Capital		Equity

Balance, December 31, 2013	22,153,904	$22,154	-	$-	$574,573	$(816,970)	$(220,243)

Conversion of convertible promissory notes	9,799,680	9,800			167,491		177,291

Note payable and accrued expenses exchanged for common stock	950,000	950			40,050		41,000

Discounts related to the beneficial conversion feature of convertible notes					119,573		119,573

Issuance of Series A Convertible Preferred			140,000	140	501,060		501,200

Issuance of common stock related to a Stock Purchase Agreement	8,666,666	8,666			191,334		200,000

Net (loss) for the nine months ended September 30, 2014						(725,072)	(725,072)

Balance, September 30, 2014	41,570,250	$41,570	140,000	$140	$1,594,081	$(1,542,042)	$93,749

See accompanying notes to condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Cash Flows

For The Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	September 30,	September 30,
	2014	2013
Cash Flows from Operating Activities:

Net Loss	$(725,072)	$(97,236)

Adjustments to reconcile net income to net cash (used in) operating activities:

Depreciation and Amortization	30,651	47,484
Amortization of Beneficial Conversion Discounts	102,005	-
Financing Costs Related to a Convertible Note	17,897	-
Gain on Shares Issued For Debt and Accrued Expenses, Net	(2,080)	-
Compensation Related to Issuance of Series A Convertible Preferred	501,200	-
Changes in Operating Assets and Liabilities:
Accounts Receivable	111,958	(66,607)
Inventory	(42,579)	(56,196)
Prepaid Expenses	44,975	1,800
Security Deposits	-	695
Accounts Payable and
Accrued Expenses	(17,622)	67,470
Customer Deposits	(18,072)	1,262
Payroll Taxes Payable	(6,988)	18,494

Total Adjustments	721,345	14,402

Net cash used in operating activities	(3,727)	(82,834)

Cash Flows from Financing Activities:

Repayment of Convertible Note	(44,668)	(6,250)
Proceeds from Convertible Note, Net	40,000	108,000
Sale of Restricted Common Stock	200,000	-
Advances From/(Repayments To) Factor, Net	(75,296)	51,869
Note and Loan Repayments	(20,717)	(39,558)
Capital Lease Financing Repayments	(45,337)	(29,668)
Decrease in Due to Officer	(4,000)	(15,240)

Net cash provided by financing activities	49,982	69,153

Net increase (decrease) in cash and cash equivalents	46,255	(13,681)

Cash and Cash Equivalents, Beginning of Period	10,623	27,716

Cash and Cash Equivalents, End of Period	$56,878	$14,035

Supplemental disclosures:

Interest and Taxes paid:
Interest Expense	$50,797	$51,270
Income Taxes	$649	$671

Non-Cash Financing and Investing Activities

Issuance of Common Stock for Services Rendered	$-	$15,000
Common Shares Issued Related To Convertible Notes	$177,291	$211,986
Exchange of Notes Payable For Convertible Note	$-	$50,000
Note Payable and Accrued Expenses
Exchanged for Common Stock	$43,079	$-
Loan Payable Balance Paid By Officer	$56,291	$-
Beneficial Conversion Feature	$119,574	$-

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2013 and 2014 (Unaudited)

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

The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the years ended December 31, 2012 and 2013 included in Form 10-K filed with the SEC.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the Company continuing as a going concern. As of September 30, 2014, the Company had a working capital deficit of $35,020 and Stockholders’ Equity of only $93,749. Additionally, there was a net loss of $725,072 for the nine months ended September 30, 2014 and a net loss of $144,494 for the year ended December 31, 2013. These factors raise substantial doubt as to the Company’s ability of to continue as a going concern. However, the Company plans to improve its financial condition by converting the existing Convertible Promissory Notes to equity by issuing additional shares of common stock as well as raising working capital from the issuance of additional equity or debt instruments. Also, the Company plans to improve operations by pursuing new customers, developing new products and expanding its distribution channels, both domestically and internationally, in order to increase sales and improve cash flow. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Inventory

Inventory, which consists primarily of raw materials and finished goods, is stated at the lower of cost (first-in, first-out basis) or market (net realizable value). The Inventory value at December 31, 2013 and September 30, 2014 was as follows;

	September 30,	December 31,
	2014	2013

Raw Materials	$142,865	$102,768
Work-in Progress	22,825	22,696
Finished Goods	72,983	70,630
Engineering Models	3,726	3,726

Subtotal	$242,399	$199,820
Less: Reserve for
Obsolescence	(71,742)	(71,742)

Total	$170,657	$128,078

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2013 and 2014 (Unaudited)

Notes Payable

Note Payable at September 30, 2014 consisted of a demand note in the amount of $26,958 from an unrelated corporation with interest calculated at 8% per annum. Accrued interest related to this note was $5,204 and interest expense for the nine months ended September 30, 2014 was $1,611.

Factor Financing

The outstanding balance owed to the Factor at September 30, 2014 for financed accounts receivable was $41,088. Interest expense and related costs paid to the Factor for the nine months ended September 30, 2014 was $24,431.

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

On April 15, 2014, the holder of the Convertible Promissory Note dated September 26, 2013 for $42,500 converted $15,000 of this balance into 717,703 shares of free trading common stock at a conversion price of approximately $.02 per share. The Company recognized a $35,135 discount related the beneficial conversion feature, the total of which was offset to Paid-in Capital. This discount was calculated based on the number of shares related to the face value of the note, which were 1,194,379 shares. The calculation was based on the difference between the effective conversion price and the fair market value on the date the note was first exercisable, or approximately $.03 per share. This discount was being amortized over the exercise period, which is approximately 130 days. Between July 1, 2014 and July 14, 2014, the remaining $27,500 balance, plus accrued interest related thereto of $1,700, was converted into 2,093,261 shares of free trading common stock at a conversion price of approximately $.014 per share. As of September 30, 2014 the Company recorded the remaining unamortized discount balance of $3,182 as interest expense.

On April 16, 2014, the Company received an additional advance of $40,000 related to the Promissory Note dated November 26, 2013. Pursuant to the terms of this Promissory Note, the additional advance has a two year term from the date of receipt and is convertible, in whole or in part, at the sole discretion of the holder beginning after 180 days into shares of Group common stock at the lesser of $.15 or 60% of the lowest trading price in the twenty-five trading days immediately prior to the date of conversion. Alternatively, the Company can prepay this advance, plus OID interest in the amount of $4,666, at its sole discretion at any time within 90 days from the date of issuance. On July 14, 2014, The Company elected to repay within the 90 day period allowed the additional advance of $40,000. The total amount paid was $44,666, including the OID interest of $4,666.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2013 and 2014 (Unaudited)

On April 24, 2014, The Company recognized a $20,672 discount resulting from the beneficial conversion feature related to the Convertible Promissory Note dated October 22, 2013, the total of which was offset to Paid-in Capital. This discount was calculated on the number of shares related to the $32,500 face value of the note, which were 1,596,764 shares. The calculation was based on the difference between the effective conversion price and the fair market value on the date the note was first exercisable, or approximately $.013 per share. This discount is being amortized over the remaining life of the note which is due July 24, 2014. Between July 18, 2014 and July 24, 2014 the entire note balance, plus accrued interest related thereto of $1,300, was converted into 2,569,280 shares of free trading common stock at an average conversion price of approximately $.013 per share. As of September 30, 2014 the Company recorded the remaining unamortized discount balance of $5,393 as interest expense.

Pursuant to the Promissory Note dated November 26, 2013, a one-time interest charge of 12%, or $7,800, was added to the $65,000 advance received in November 2013 because it was not repaid within the 90 day period from the effective date of the advance. As a result, the total value related to this advance was $80,386, including OID interest of $7,586 related thereto. Additionally, the Company recognized a $38,386 discount related the beneficial conversion feature, the total of which was offset to Paid-in Capital. This discount was calculated based on the number of shares related to the total value of the note, which were 4,241,856 shares. The calculation was based on the difference between the effective conversion price and the fair market value on the date the note was first exercisable, or approximately $.01 per share. This discount is being amortized over the remaining life of the note which is due November 25, 2015. Between May 27, 2014 and June 12, 2014, the holder converted $15,625 of this balance into 1,250,000 shares of free trading common stock at an average conversion price of $.0125 per share. Between September 9, 2014 and September 29, 2014, an additional $23,346 of this balance was converted into 2,100,000 shares of free trading common stock at an average conversion price of $.011 per share. As of September 30, 2014 the Company has recorded $20,818 as interest expense and an unamortized discount balance of $17,568 related to this note. The estimated amount of shares issuable upon the assumed conversion of the $41,415 note balance based on the fair-market-value of the common stock at September 30, 2014 is approximately 3,765,000, approximately $.011 per share.

Capital Lease

AmpliTech entered into a thirty-six month lease agreement to finance certain lab equipment in May 2012 with a bargain purchase option of $1. As such, the Company has accounted for this transaction as a Capital Lease, assuming an imputed 6% annual interest rate. Future lease payments related to this capital lease as of September 30, 2014 are as follows;

Total rental payments	$38,792
Less: Discount at 6%	(858)

Principal balance	$37,934

The remaining future discounted principal payments as of September 30, 2014 was $37,934.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2013 and 2014 (Unaudited)

Due to Officer

On August 1, 2014, the Chief Executive Officer, who is also the Company’s major shareholder, paid off $56,291 of the SBA backed working capital loan balance of on behalf of the Company. The $56,291 is payable on demand and accrues interest at a rate of 8% per annum. Payments will be made for the amount demanded plus accrued interest on the unpaid balance through the demand date. As of September 30, 2014, the Company repaid $4,000 of principle plus accrued interest of approximately $737.

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

Between May 27, 2014 and June 12, 2014, the holder of the Convertible Promissory Note dated November 26, 2013, with a total value of $80,360 related to the first advance, converted an additional $15,625 of this balance into 1,250,000 shares of free trading common stock at an average conversion price of $.0125 per share.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2013 and 2014 (Unaudited

On May 29, 2014, accrued professional fees due a consultant in the amount of $10,500 was exchanged for 500,000 shares of restricted common stock at $.021 per share. The fair market value of the Company’s common stock on this date was $.03 per share. As a result, the Company recognized a loss in the amount of $3,500.

On July 9, 2014, the Company executed a Securities Purchase Agreement pursuant to which it agreed to sell an aggregate of 13,000,000 shares of restricted common stock to an unrelated corporation in three equal installments for a total purchase price of $300,000. The first installment of $100,000 for 4,333,333 shares was consummated on July 10, 2014. The second installment of $100,000 for 4,333,333 shares was completed on August 15, 2014 and the last installment of $100,000 for 4,333,334 shares was to be completed on September 15, 2014. Until the earlier of two years or when the purchaser no longer has any shares in the Company, if the Company issues stock or options, warrants or other securities convertible or exercisable for shares of common stock at a purchase price of $0.023 per share or less, the purchaser has full ratchet anti-dilution provisions, other than with respect to certain securities issuances. As of September 30, 2014 and through the issuance of these financials, the third installment of $100,000 due on September 15, 2014 was not completed. At the request of the purchaser, the Company granted an extension until November 15, 2014 to complete the third installment.

Between July 1, 2014 and July 14, 2014, the holder of the Convertible Promissory Note dated September 26, 2013 for $42,500 converted the remaining $27,500 balance, plus accrued interest related thereto of $1,700, into 2,093,261 shares of free trading common stock at a conversion price of approximately $.014 per share.

Between July 18, 2014 and July 24, the holder of the Convertible Promissory Note dated October 22, 2013 for $32,500 converted the entire balance, plus accrued interest related thereto of $1,300, into 2,569,280 shares of free trading common stock at an average conversion price of approximately $.013 per share.

Between September 9, 2014 and September 29, 2014, the holder of the Convertible Promissory Note dated November 26, 2013, with a total value of $80,360 related to the first advance, converted an additional $23,346 of this balance into 2,100,000 shares of free trading common stock at an average conversion price of approximately $.011 per share.

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

As of September 30, 2014 and 2013 there were approximately 17,765,000 and 0 potentially dilutive common shares that were excluded from the EPS calculation because their effects would have been anti-dilutive for the nine months then ended, respectively.

Subsequent Event

On October 14, 2014, the holder of the Convertible Promissory Note dated November 26, 2013, with a total value of $80,360 related to the first advance, converted an additional $10,872 of this balance into 1,200,000 shares of free trading common stock at a conversion price of approximately $.0091 per share.

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

Recent Developments

Securities Purchase Agreement

As previously reported, the Company executed a Securities Purchase Agreement on July 9, 2014 with Microphase Corporation (“Microphase”), pursuant to which Microphase agreed to purchase an aggregate of 13,000,000 shares of restricted common stock in three equal installments for a total purchase price of $300,000. The first installment of $100,000 for 4,333,333 shares was consummated on July 10, 2014. The second installment of $100,000 for 4,333,333 shares was completed on August 15, 2014 and the last installment of $100,000 for 4,333,334 shares was to be completed on September 15, 2014. At the request of Microphase, the Company granted an extension until November 15, 2014 to complete the third installment.

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

Results of Operations

For The Nine Months Ended September 30, 2014 and September 30, 2013

Revenues

Sales increased by $192,948, or approximately 25%, when comparing sales for the nine months ended September 30, 2014 of $952,194 to sales for the nine months ended September 30, 2013 of $759,246. This increase was directly related to an increase in production capacity that resulted from more efficient outsourcing of assembly with respect to similar sales orders in 2014.

Cost of Goods Sold and Gross Profit

Cost of goods sold as a percentage of sales increased by approximately 10% when comparing 52% for the nine months ended September 30, 2014 to 42% for the nine months ended September 30, 2013. This increase is the direct result of outsourced assembly required on a significant domestic sales order with an overall significantly lower gross margin. This resulted in a corresponding 3% increase in gross profit as a percentage of sales, or $15,203, when comparing the first nine months of 2014 gross profit of $455,686, or 48%, to the first nine months of 2013 gross profit of $440,483, or 58%.

General and Administrative Expenses

General and administrative expenses increase from $475,723 for the first nine months of 2013 compared to $511,404 for the first nine months of 2014, an increase of $35,681, or approximately 8%. This resulted from increases in various general and administrative expenses in both the parent company and operating subsidiary.

Income (Loss) From Operations

As a result of the above, the Company had a loss from operations of $55,718 for the nine months ended September 30, 2014 compared to a loss from operations of $35,240 for the nine months ended September 30, 2013, an overall increase of $20,478, or approximately 58%. This increase is primarily related to the overall decrease in gross margin for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Other Expenses

Include an interest expense increase of $107,190, or approximately 173%, when comparing the nine months ended September 30, 2013 to the nine months ended September 30, 2014. This increase results primarily from the accretion and write-off of discounts related to certain convertible notes that became exercisable in prior periods. They also include compensation related to issuance of Series A Convertible Preferred for the nine months ended September 30, 2014 that was calculated based on the fair-market-value of the underlying common stock on the date of issuance. This non-cash charge of $501,200 was not included in general and administrative expenses so that the periods presented would be more comparable.

For The Three Months Ended September 30, 2014 and September 30, 2013

Revenues

Sales increased by only $7,676, or approximately 3%, when comparing sales for the three months ended September 30, 2014 of $308,831 to sales for the three months ended September 30, 2013 of $301,155. This nominal increase resulted from a slight increase in outsource assembly with respect to similar sales orders.

Cost of Goods Sold and Gross Profit

Cost of goods sold as a percentage of sales increased by approximately 27% when comparing 57% for the three months ended September 30, 2014 to 30% for the three months ended September 30, 2013. This increase is the direct result of outsourced assembly required on a significant domestic sales order with an overall significantly lower gross margin. This resulted in a corresponding 37% decrease in gross profit as a percentage of sales, or $77,347, when comparing the three months ended September 30, 2014 gross profit of $133,283, or 43%, to the three months ended September 30, 2013 gross profit of $210,630, or 70%.

General and Administrative Expenses

General and administrative expenses increase from $148,078 for the third quarter of 2013 compared to $176,683 for the third quarter of 2014, an increase of $28,605, or approximately 19%. This resulted from increases in various general and administrative expenses in both the parent company and operating subsidiary.

Income (Loss) From Operations

As a result of the above, the Company had a loss from operations of $43,400 for the three months ended September 30, 2014 compared to income from operations of $62,552 for the three months ended September 30, 2013, an overall decrease of $105,952, or approximately 169%. This decrease is primarily related to the overall decrease in gross margin for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Other Expenses

Includes an interest expense increase of $15,637, or approximately 57%, when comparing the three months ended September 30, 2013 to the three months ended September 30, 2014. This increase results primarily from the accretion and write-off of discounts related to certain convertible notes that became exercisable in prior periods.

Liquidity and Capital Resources

We have historically financed our operations by the issuance of convertible promissory notes, debt from third party lenders, notes issued to various private individuals and personal funds advanced from time to time by the majority shareholder, who is also the President and Chief Executive Officer of the Company.

As of September 30, 2014, we had $56,878 in cash and cash equivalents compared to $10,623 in cash and cash equivalents as of December 31, 2013. As of December 31, 2013 and September 30, 2014 we had a working capital deficit of $323,897 and $35,020, respectively. We had a stockholders’ deficit of $220,243 at December 31, 2013 and stockholder’s equity of $93,749 at September 30, 2014.

Net cash used in operating activities was $3,727 for the nine months ended September 30, 2014. The net cash provided by financing activities for nine months ended September 30, 2014 was $49,982, which resulted from the sale of restricted common stock that was used to repay a convertible note advance in full as well as provide additional working capital.

We intend to finance our internal growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof. We are also expecting to receive the third installment of $100,000 from Microphase for the issuance of 4,333,333 shares by November 15, 2014. We believe that this installment plus our cash provided from operations and cash on hand will provide sufficient working capital to fund our operations for the next twelve months.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the Company continuing as a going concern. As of September 30, 2014, the Company had working capital deficit of $35,020 and Stockholders’ Equity of only $93,749. Additionally, there was a net loss of $725,072 for the nine months ended September 30, 2014 and a net loss of $144,494 for the year ended December 31, 2013. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. However, the Company hopes to improve its financial condition by the existing Convertible Promissory Note holders electing to convert their notes to equity by issuing additional shares of common stock as well as raising working capital from the issuance of additional equity or debt instruments. Also, the Company plans to improve operations by pursuing new customers, developing new products and expanding its distribution channels, both domestically and internationally, in order to increase sales and improve cash flow. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Based on the evaluation as of September 30, 2014, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period covered by this report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the best of our knowledge, there are no pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

JMJ, the holder of the Convertible Promissory Note dated November 26, 2013, with a total value of $80,360 related to the first advance, converted an additional $34,218 of this balance between September 9, 2014 and October 14, 2014 into 3,300,000 shares of free trading common stock at an average conversion price of approximately $.010 per share. The issuance of these shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

The Company executed a Securities Purchase Agreement on July 9, 2014 with Microphase Corporation (“Microphase”), pursuant to which the Company issued Microphase an additional 4,333,333 shares of restricted common stock on August 15, 2014 for $100,000. The issuance of these shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

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

AmpliTech Group, Inc.

Date: November 10, 2014	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2014	By:	/s/ Louisa Sanfratello
Louisa Sanfratello Chief Financial Officer (Principal Financial Officer)

