Form 10-K
period 2014-12-31
AmpliTech Group, Inc.
filed 2015-03-30
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $365,000.

As of March 24, 2015, the registrant had 46,136,326 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

AMPLITECH GROUP, INC.

ANNUAL REPORT ON FORM 10-K

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company”, “the Company” or “AmpliTech” are to the combined business of AmpliTech Group, Inc. and its consolidated subsidiary, AmpliTech, Inc.

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

Our Corporate History and Background

We were incorporated under the laws of the State of Nevada on December 30, 2010. From inception until August 2012, we were organized as a vehicle to investigate and acquire a target company or business that seeks to be a publicly held corporation. During that time, we had no revenue and our operations were limited to capital formation, organization and development of our business plan.

On August 13, 2012, we completed a securities exchange whereby we acquired all of the issued and outstanding common shares of AmpliTech, Inc. in exchange for 16,675,000 shares of our common stock, which constituted approximately 94% of our outstanding shares of common stock on a fully diluted basis as of and immediately after the consummation of the securities exchange. As a result of the exchange, we ceased being a shell company and, through Amplitech, Inc., we now operate as a designer, manufacturer and distributor of microwave amplifiers, RF designs and applications for wireless networks.

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

Our Technology

Our products are supported by hybrid design topologies that create highly linear Radio Frequency (RF) products that amplify and transform signals with minimal addition of noise, achieving high Signal to Noise Ratio (SNR) and increased receiver sensitivity and range, at a low cost and low power consumption. Our hybrid design topologies include:

•	Discrete Microwave Integrated Circuit (MIC)
•	Pseudomorphic High Electron Mobility Transistor (PHEMT)
•	MIC and Low Noise MIC

The discrete topology that we utilize provides various advantages:

•	Can easily optimize Voltage Standing Wave Ratio (VSWR) and Noise Figure
•	Flexibility of design; can easily adapt to change of specs, technology, etc.
•	Low DC power consumption
•	Can control and optimize and gain flatness due to discrete gain stages
•	Optimum use of MIC technology and experience
•	Use of negative bias is not necessary
•	Better part availability

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

Industry and Competition

Market Overview

We operate our business in the industry of high power Radio Frequency (RF) semiconductor. We believe that the RF semiconductor industry has the following features:

High demand for complex, next-generation Wireless signal processing applications;

•	Mass adoption of Internet and Web-based applications, and other high-band width applications
•	Ability to combine analog and digital signal processing into more integrated RF solutions
•	Wide spread application of low-cost, high-performance and functionality wireless networks
•	Emergence of 4G,WiMAX, satellite and advanced wireless network infrastructure roll-outs

Growing opportunity for advanced RF subsystems, modules and components;

•	Demand for precise, high-speed signal conditioning interfaces between analog and digital
•	Combining analog/digital signal processing capabilities into more highly-integrated solutions
•	Wide spread application of low-cost, high-performance wireless network systems
•	Convergence of computing, communications, and consumer electronics with state-of-the-art signal processing capability with less power consumption

Complements OEM design, and manufacturing capabilities;

•	Deliver high quality and feature improvements that service provider require
•	Lower production costs and shorten product development cycles
•	Adhere to flexibility, performance, streamlined procurement processes and value requirements

Competition

The markets for the products that we offer are very competitive, are rapidly evolving. Competition may increase in the future, which could require us to reduce prices, increase advertising expenditures or take other actions that may have an adverse effect on our operating results. We believe that we will enjoy the following competitive advantages:

•	Experienced team
•	Superior performance products
•	Proven mature reliable technology
•	Competitive pricing
•	Good deliveries

Our Strategy

Our objective is to become a premier designer, manufacturer and distributor of high quality and state-of-the-art cryogenic microwave amplifiers, RF designs and applications for Wireless Networks and the future of Wireless Communication. Key elements of our strategy include the following:

•	Reorganization to become a reporting company to improve access to capital resources
•	New product development
•	Commercializing of existing core technology into specific high volume technology sectors and obtaining patent on such technology

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

Suppliers

Our materials consists of purchased component parts used in our assembly process. The following table describes suppler concentration based upon the percentage of materials purchased from each supplier for 2014:

Supplier A	$61,097	32.89%
Supplier B	19,539	10.51%
Supplier C	13,343	7.18%
Supplier D	8,030	4.32%
Supplier E	7,014	3.77%
All other suppliers (approximately 52)	76,710	41.33%
Total	$185,733	100%

Marketing

We employ an aggressive and focused approach to market our products, at various venues including trading shows, strategic partnership and joint ventures, website and trade magazines.

Trade Shows

We attend trade shows such as MTTS (Microwave Theory and Techniques Show), IMS (International Microwave Symposium), European Microwave Symposium, SATCON, MILCOM. We also sponsor in some trade shows to gain recognition and presence.

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

Customers

We rely on our sales representatives or distributors to channel our products to about [15] countries in North America, Europe and Asia. We serve a diverse customer base located primarily in the United States, with an increasing number in Europe, and Asia, across the industries as aerospace, governmental defense, commercial satellite. Our customers include Boeing Aerospace, NASA, Raytheon, Government of Israel, Spectrum Microwave, L3 Integrated Systems, and GS Technology.

The following table sets forth our customers that account for more than 10% of our total revenue for 2014:

Customer A	$597,433	47.13%
Customer B	$71,150	5.61%
Customer C	$65,540	5.17%

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

Employees

As of March 2015, we have five full time employees and one part time employee. From time to time, we may hire additional workers on a contract basis as the need arises.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. PROPERTIES

Our principal executive office is located at 35 Carlough Rd. #3, Bohemia, NY 11716. The property at this location is leased by the Company at monthly rental expenses of $2,965, and for a term of one year ending June 30, 2015. The lease automatically renews every year for an additional twelve-month term. We believe that this space is sufficient for our current operations. Our wholly owned subsidiary, AmpliTech, Inc., also operates out of our principal executive office.

ITEM 3. LEGAL PROCEEDINGS

There are no materials pending legal proceedings to which we are a party or of which any of our property is the subject. From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigations are subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time and harm our business.

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

Quarters Ended	High		Low
March 31, 2013	$	NA	$	NA
June 30, 2013		$.39		$.39
September 30, 2013		$.18		$.16
December 31, 2013		$.12		$.11
March 31, 2014		$.08		$.05
June 30, 2014		$.03		$.03
September 30, 2014		$.02		$.02
December 31, 2014		$.02		$.02

Holders

As of March 24, 2015, there were 51 holders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the Company’s fiscal year ended December 31, 2014 which were not previously reported.

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

Our plans for the next year include new product development, expansion of existing product line and targeting new mergers and acquisitions through direct fund investment.

 Results of Operations

Our auditor has indicated in their report on our financial statements for the fiscal years ended December 31, 2014 and 2013 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

As of December 31, 2014, the Company had a working capital deficit of $30,145 and an Accumulated Deficit of $1,587,040. Additionally, there was a net loss of $770,070 and $144,494 for the years ended December 31, 2014 and 2013, respectively. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. We hope to improve the Company’s financial condition by raising working capital from the issuance of additional notes with equity convertible features and pursue new customers to improve our operational results. However, there is no assurance that the Company will be successful in accomplishing these objectives. If adequate funds are not available, our business would be jeopardized and we may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

For Years Ended December 31, 2014 and December 31, 2013

Revenues

Sales increased to $1,276,111 for the year ended December 31, 2014 from $1,222,511 for the year ended December 31, 2013, an increase of $53,600, or approximately 4.4%. This increase results from increased in house production as well as an increase in production from the outsource assembly facility in the local Northeast.

Cost of Goods Sold and Gross Profit

Cost of Goods Sold increased from $579,100 in 2013 to $663,056 in 2014, an increase of $83,956 or approximately 14.5%. This increase was the direct result of outsourcing one of our largest orders that needed to be fulfilled in a short time frame at a lower gross profit margin. As a result, the gross profit was $613,055 for 2014 compared to $643,411 for 2013, a decrease of $30,356 and the gross margin decreased to approximately 48% for 2014 compared to approximately 53% for 2013.

General and Administrative Expenses

General and administrative expenses increased to $683,885 in 2014 to $655,040 in 2013, an increase of $28,845, or approximately 4.4%. This increase was the direct result of investor relations, legal, accounting and consulting fees incurred related to being a public company.

Other Income (Expenses)

Interest expense increased $114,355, or 133.3%, when comparing the year ended December 31, 2014 to the year ended December 31, 2013. This increase results primarily from the interest payable on the convertible notes in 2014. There was also a $2,080 gain that was recognized in 2014 related to shares being issued to satisfy certain debt. On May 8, 2014, the Board issued 140,000 shares of Series A to the principal executive officer and sole director of the Company. As a result, the Company recognized a non cash compensation expense of $501,200 based on the fair-market value of the 100 underlying shares of common stock on the date of issuance, which was $.0358 per common share. On December 23, 2014 the principal officer returned to the Company 139,000 of the 140,000 shares of Series A issued to him on May 8, 2014. The extinguishment of these 139,000 shares has been accounted for in accordance with ASC260-10-599-2 and has been treated in a manner similar to that of dividends. Furthermore, because the company is in an accumulated deficit position, the difference between the carrying amount of the Preferred Stock returned and the value of the consideration given is booked into Additional Paid in Capital.

Net Income (Loss)

As a result of the decreased gross profit and the increase in general and administrative and other expenses described above from 2014 to 2013, the Company had a net loss of $770,070 in 2014 compared to a net loss of $144,494 in 2013.

Liquidity and Capital Resources

We have historically financed our operations through debt from third party lenders, notes issued to various private individuals and personal funds advanced from time to time by the majority shareholder, who is also the President and Chief Executive Officer of the Company. The amount due to our officer is unsecured, interest bearing and payable upon demand. During the year, the CEO assumed a note payable of $56,291 of which $10,000 was repaid during 2014. The balance at December 31, 2014 was $46,921.

As of December 31, 2014, we had cash and cash equivalents of $19,162, a working capital deficit of $30,145 and an accumulated deficit of $1,587,040.

The net cash used in operating activities for the year ended December 31, 2014 was $53,811 resulting primarily from an increase in inventory, depreciation expense and the amortization of debt discount from the convertible debt incurred and the repayment of accounts payable and accrued expenses. The net cash used in operating activities for the year ended December 31, 2013 was $188,519, which was primarily the result of an increase in accounts receivable and inventory.

The net cash provided by financing activities for the year ended December 31, 2014 was $62,350 which were funds raised from direct investments and the issuance of convertible notes used to make repayments on existing loans, notes and the capital lease. The net cash provided by financing activities for the year ended December 31, 2013 was $171,426, which results primarily from issuance of additional convertible notes.

We intend to finance our internal growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof. We believe that our cash provided from operations and cash on hand will provide sufficient working capital to fund our operations for the next twelve months.

Financing Activities

Convertible Notes

On August 27, 2013, the Company issued a Convertible Promissory Note for $58,000 with a nine month term. The convertible note accrued interest at 8% per annum and was convertible, in whole or in part, at the sole discretion of the holder beginning after 180 days into shares of Group common stock at 61% of the market price on the date of conversion. The market price was determined based on the average of the lowest three trading days bid price during the ten trading days immediately prior to the date of conversion. Alternatively, the Company could prepay the balance owed, including accrued interest, at its sole discretion at any time within 180 days from the date of issuance. The prepayment was subject to a penalty that increased from 10% to 35% of the amount owed at each 30 day interval during the 180 period. Between February 28, 2014 and March 18, 2014, the holder of the Convertible Promissory Note converted the entire balance, plus accrued interest related thereto of $2,320, into 1,069,436 shares of free trading common stock at an average conversion price of approximately $.06 per share. The Company recognized a $25,380 discount related to the beneficial conversion feature calculated on the number of shares related to the face value of the note which were 877,680 shares. The calculation was based on the difference between the effective conversion price and the fair market value on the date the note was first exercisable, or approximately $.03 per share. The discount was recorded as interest expense with a corresponding offset to Paid-in-Capital.

Between September and October 2013, the Company issued two Convertible Promissory Notes to one holder totaling $75,000. Both convertible notes have a nine month term and accrued interest at 8% per annum. They were convertible, in whole or in part, at the sole discretion of the holder beginning after 180 days from the date of issuance into shares of Group common stock at 61% of the market price on the date of conversion. The market price was determined based on the average of the lowest three trading days bid price during the ten trading days immediately prior to the date of conversion. Alternatively, the Company could prepay the balance owed, including accrued interest, in at its sole discretion at any time within 180 days from the date of issuance. The prepayment was subject to a penalty that increased from 10% to 35% of the amount owed at each 30 day interval during the 180 period. On April 15, 2014, the holder of the Convertible Promissory Note dated September 26, 2013 for $42,500 converted $15,000 of this balance into 717,703 shares of free trading common stock at a conversion price of approximately $.02 per share. The Company recognized a $35,135 discount related the beneficial conversion feature, the total of which was offset to Paid-in Capital. This discount was calculated based on the number of shares related to the face value of the note, which were 1,194,379 shares. The calculation was based on the difference between the effective conversion price and the fair market value on the date the note was first exercisable, or approximately $.03 per share. This discount was being amortized over the exercise period, which was approximately 130 days. Between July 1, 2014 and July 14, 2014, the remaining $27,500 balance, plus accrued interest related thereto of $1,700, was converted into 2,093,261 shares of free trading common stock at a conversion price of approximately $.014 per share. The Company recorded the remaining unamortized discount balance of $3,182 as interest expense. The Company recognized a $20,672 discount resulting from the beneficial conversion feature related to the Convertible Promissory Note dated October 22, 2013 for $32,500, the total of which was offset to Paid-in Capital. This discount was calculated on the number of shares related to the face value of the note, which were 1,596,764 shares. The calculation was based on the difference between the effective conversion price and the fair market value on the date the note was first exercisable, or approximately $.013 per share. This discount was being amortized over the remaining life of the note which was due July 24, 2014. Between July 18, 2014 and July 24, 2014 the entire note balance, plus accrued interest related thereto of $1,300, was converted into 2,569,280 shares of free trading common stock at an average conversion price of approximately $.013 per share. The Company recorded the remaining unamortized discount balance of $5,393 as interest expense.

On November 27, 2013, the Company issued a Convertible Promissory Note for $65,000 with a two year term. The note was convertible, in whole or in part, at the sole discretion of the holder beginning after 180 days into shares of Group common stock at the lesser of $.15 or 60% of the lowest trading price is the twenty-five trading days immediately prior to the date of conversion. Alternatively, the Company could prepay this note, plus OID interest in the amount of $7,586, at its sole discretion at any time within 90 days from the date of issuance. If the note was not repaid within the 90 day period, a one-time interest charge of 12% would be applied to the face value of the note. Pursuant to the Promissory Note a one-time interest charge of 12%, or $7,800, was added to the $65,000 advance as it was not repaid within the 90 day period from the effective date. As a result, the total value related to this advance was $81,293 including OID interest of $7,586 related thereto. Additionally, the Company recognized a $38,386 discount related the beneficial conversion feature, the total of which was offset to Paid-in Capital. This discount was calculated based on the number of shares related to the total value of the note, which were 4,241,856 shares. The calculation was based on the difference between the effective conversion price and the fair market value on the date the note was first exercisable, or approximately $.01 per share. This discount is being amortized over the remaining life of the note which is due November 25, 2015. Between May 27, 2014 and June 12, 2014, the holder converted $15,625 of this balance into 1,250,000 shares of free trading common stock at an average conversion price of $.0125 per share. Between September 9, 2014 and September 29, 2014, an additional $23,346 of this balance was converted into 2,100,000 shares of free trading common stock at an average conversion price of $.011 per share. Between October 14, 2014 and November 19, 2014, the balance of $42,322 was converted into 4,566,076 shares of free trading common stock at an average conversion price of $.0094 per share. The Company recorded the remaining unamortized discount balance as interest expense.

On April 16, 2014, the Company received an additional advance of $40,000 related to the Promissory Note dated November 27, 2013. Pursuant to the terms of this Promissory Note, the additional advance had a two year term from the date of receipt and was convertible, in whole or in part, at the sole discretion of the holder beginning after 180 days into shares of Group common stock at the lesser of $.15 or 60% of the lowest trading price in the twenty-five trading days immediately prior to the date of conversion. Alternatively, the Company could prepay this advance, plus OID interest in the amount of $4,666, at its sole discretion at any time within 90 days from the date of issuance. On July 14, 2014, the Company elected to repay within the 90 day period allowed the additional advance of $40,000. The total amount paid was $44,666, including the OID interest of $4,666.

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

Earnings (Loss) Per Share

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

The Company’s sources of revenue are from the sale of various component amplifiers. Revenue is recognized upon shipment of such products. The Company offers a 100% satisfaction guarantee against defects for 90 days after the sale of their product except for a few circumstances. There are no maintenance or service contracts related to any product sale.

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

Off Balance Sheet Transactions

As of December 31, 2014, we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AmpliTech Group, Inc.

Index To Consolidated Financial Statements

 For The Years Ended December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

AmpliTech Group, Inc.

We have audited the accompanying consolidated balance sheets of AmpliTech Group, Inc. (the Company) as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of AmpliTech Group, Inc. as of December 31, 2014 and 2013, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company had a working capital deficit of $30,145 and an accumulated deficit of $1,587,040 at December 31, 2014 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 27, 2015

Amplitech Group, Inc.

Consolidated  Balance Sheets

As of December 31, 2014 and 2013

	2014	2013
Assets

Current Assets

Cash and cash equivalents	$19,162	$10,623
Accounts receivable, net	133,388	178,813
Inventory, net	163,870	128,078
Prepaid expenses	6,825	56,800

Total Current Assets	323,245	374,314

Property and equipment, net	115,843	146,038
Deferred financing costs, net	-	8,007
Security deposits	5,375	5,375

Total Assets	$444,463	$533,734

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$99,078	$191,259
Customer deposits	87,676	41,957
Payroll taxes payable	665	7,140
Convertible notes payable	-	198,000
Notes payable	26,958	42,338
Factor financing	68,836	116,384
Current portion of capital leases	23,886	59,385
Current portion of loans payable	-	41,748
Due to officer	46,291	-

Total Current Liabilities	353,390	698,211

Long-Term Liabilities

Capital leases	-	23,886
Loans payable	-	31,880

Total Liabilities	353,390	753,977

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit)

Series A convertible preferred stock, par value $.001, 401,000 shares authorized, 1,000 and 0 shares issued and outstanding, respectively	1	-
Common stock, par value $.001, 500,000,000 shares authorized, 46,136,326 and 22,153,904 shares issued and outstanding, respectively	46,136	22,154
Additional paid-in capital	1,631,976	574,573
Accumulated deficit	(1,587,040)	(816,970)

Total Stockholders' Equity (Deficit)	91,073	(220,243)

Total Liabilities and Stockholders' Equity (Deficit)	$444,463	$533,734

See accompanying notes to consolidated financial statements

Amplitech Group, Inc.

Consolidated Statements of Operations

For The Years Ended December 31, 2014 and 2013

	2014	2013

Sales	$1,276,111	$1,222,511

Cost of goods sold	663,056	579,100

Gross Profit	613,055	643,411

General and administrative	683,885	655,040

Loss From Operations	(70,830)	(11,629)

Other Income (Expenses)

Interest expense	(200,120)	(85,765)

Gain (loss) on shares issued for debt and accrued liabilities, net	2,080	(47,100)

Compensation related to issuance of Series A convertible preferred	(501,200)	-

Loss Before Income Taxes	(770,070)	(144,494)

Provision for income taxes	-	-

Net Loss	(770,070)	(144,494)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.01)

Weighted Average Shares Outstanding
Basic and Diluted	32,028,294	19,880,129
	32,028,294	19,880,129

See accompanying notes to consolidated financial statements

Amplitech Group, Inc.

Consolidated Statements of Stockholders' Equity

For the years ended December 31, 2014 and 2013

	Common Stock		Series A Convertible Preferred		Additional		Total
	Number of	Par	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2012	17,875,000	17,875			115,862	(672,476)	(538,739)

Conversion of convertible promissory notes	3,188,904	3,189			315,701		318,890

Common stock issued for services	650,000	650			81,850		82,500

Note payable exchanged for common stock	440,000	440			61,160		61,600

Net loss for the year ended December 31, 2013						(144,494)	(144,494)

Balance, December 31, 2013	22,153,904	22,154	0	0	574,573	(816,970)	(220,243)

Conversion of convertible promissory notes	14,365,756	14,366			205,247		219,613

Note payable and accrued expenses exchanged for common stock	950,000	950			40,050		41,000

Discounts related to the beneficial conversion feature of convertible notes					119,572		119,572

Series A convertible preferred stock issuance			1,000	1	501,200		501,201

Common stock issued for cash	8,666,666	8,666			191,334		200,000

Net loss for the year ended December 31, 2014						(770,070)	(770,070)

Balance, December 31, 2014	46,136,326	46,136	1,000	1	1,631,976	(1,587,040)	91,073

See accompanying notes to consolidated financial statements

Amplitech Group, Inc.
Consolidated Statements of Cash Flows
For The Years Ended December 31, 2014 and 2013

	2014	2013

Cash Flows from Operating Activities:
Net Loss	$(770,070)	$(144,494)

Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt	-	8,385
Depreciation and amortization	38,202	63,313
Amortization of debt discount	119,573	-
Financing costs related to convertible note	7,800	-
Loss on settlement of liabilities and notes payable	(2,079)	-
Stock based compensation	501,200	60,000
Expenses Paid	-	16,500
Loss on shares issued for debt and accrued expenses	-	47,100

Changes in Operating Assets and Liabilities:
Accounts receivable	45,425	(141,414)
Inventory	(35,792)	(15,261)
Prepaid expenses	49,975	(55,000)
Security deposits	-	695
Accounts payable and accrued expenses	(47,289)	40,585
Customer deposits	45,719	(56,996)
Payroll taxes payable	(6,475)	(11,932)

Total Adjustments	716,259	(44,025)

Net cash used in operating activities	(53,811)	(188,519)

Cash Flows from Investing Activities:

Net cash (used in) investing activities	-	-

Cash Flows from Financing Activities:
Repayment of convertible note	(40,000)	(6,250)
Proceeds from convertible notes, net	40,000	231,500
Advances from / (repayments to) factor financing, net	(47,548)	66,330
Note and loan repayments, net	(20,717)	(60,978)
Capital lease financing repayments	(59,385)	(51,503)
Decrease in due to officer	(10,000)	(7,673)
Sale of common stock	200,000	-

Net cash provided by financing activities	62,350	171,426

Net increase (decrease) in cash and cash equivalents	8,539	(17,093)

Cash and Cash Equivalents, Beginning of Period	10,623	27,716

Cash and Cash Equivalents, End of Period	$19,162	$10,623

Supplemental disclosures

Cash paid for interest	6,859	70,369
Cash paid for income taxes	649	671

Non-cash financing and investing activities
Conversion of convertible notes payable	219,613	318,890
Common shares issued for accounts payable and accrued expenses	20,000	-
Convertible notes issued in extinguishment of note payable	21,000	-
Beneficial conversion feature on convertible note	119,573	-
Assignment of loan payable to officer	56,291	-
Extinguishment of Series A convertible preferred shares	139	-

See accompanying notes to consolidated financial statements

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

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

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of December 31, 2014 and 2013 the Company’s cash and cash equivalents were deposited primarily in one financial institution.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change in the future. An allowance of $0 and $8,385 has been recorded at December 31, 2014 and 2013, respectively.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

Depreciation and Amortization

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Tax”. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has adopted the provisions of FASB ASC 740-10-05 “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2014 and 2013, the Company had no material unrecognized tax benefits.

Earnings (Loss)Per Share

Basic loss per share (“EPS”) is determined by dividing the net loss by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net loss by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities (such as stock options and convertible securities) outstanding under the treasury stock method. As of December 31, 2014 and 2013 there were 0 and 0 potential common shares were excluded from the calculation of diluted EPS for the years ended December 31, 2014 and 2013, respectively.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

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

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

Fair Value of Assets and Liabilities

The Company’s financial instruments consist of convertible notes payable, loans payable and a derivative liability. The Company believes all of the financial instruments’ recorded values approximate their fair values because of their nature and respective durations.

The Company complies with the provisions of ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 relates to financial assets and financial liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

Level 1. Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Cash and cash equivalents are valued using inputs in Level 1.

Level 2. Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3. Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

Application of Valuation Hierarchy

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. As such, the Company assessed that the fair value of cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, customer deposits, convertible notes payable, notes payable, factor financing, current portion of capital leases and loans payable and due to officer approximate their carrying values due to their short-term nature.

(3) Inventory

Inventory, which consists primarily of raw materials and finished goods, is stated at the lower of cost (first-in, first-out basis) or market (net realizable value). The Inventory value at December 31, 2014 and 2013 was as follows;

	2014	2013

Raw Materials	$129,852	$102,768
Work-in Progress	33,106	22,696
Finished Goods	75,186	70,630
Engineering Models	3,726	3,726
Subtotal	$241,870	$199,820
Less: Reserve for Obsolescence	(78,000)	(71,742)
Total	$163,870	$128,078

(4) Property and Equipment

Property and Equipment with estimated useful lives of seven and ten years consisted of the following at December 31, 2014 and 2013;

	2014	2013

Lab Equipment	$544,923	$544,923
Furniture and Fixtures	11,568	11,568
Subtotal	556,941	556,941
Less: Accumulated Depreciation	(440,648)	(410,453)
Total	$115,843	$146,038

Depreciation expense for 2014 and 2013 was $30,195 and $52,013, respectively.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

(5) Deferred Financing Costs

Deferred Financing Costs of $17,792 were incurred directly related to a Small Business Administration (“SBA”) funded loan the Company obtained in 2008 and are being amortized on a straight line basis over ten years. Accumulated amortization as of December 31, 2014 and 2013 was $0 and $8,007, respectively. Amortization expense for 2013 was $1,779. On August 1, 2014, the Chief Executive Officer, paid off $56,291 of the SBA backed working capital loan balance on behalf of the Company (See Note 11). The balance of the deferred financing costs of $8,007 was written off as amortization expense.

(6) Convertible Notes Payable

On February 1, 2013, the holder of two Notes Payable totaling $50,000 exchanged them for a Convertible Promissory Note with a six month term. The convertible note accrued interest at 8% per annum and was convertible, at the sole discretion of the holder, into shares of Group common stock at $.10 per share. The Company determined that the fair market value of the common shares underlying this convertible notes was equal to the estimated fair market of the Company’s common stock on the date of issuance. As such, there is no beneficial conversion feature that needed to be recorded as a discount on the date of issuance. On July 31, 2013, the original maturity date, the Holder and the Company agreed to extend the due date for an additional six months through January 31, 2014 under the same terms and conditions. On December 16, 2013 this convertible note, plus accrued interest related thereto in the amount of $3,496, was converted into 534,959 shares of common stock (See Note 13).

On February 8, 2013 the Company repaid a convertible note holder $6,250, plus accrued interest of $423, which represented the entire principle balance due this holder.

On February 8, 2013, the Company issued a Convertible Promissory Note for $50,000 with a six month term. The convertible note accrued interest at 8% per annum and was convertible, at the sole discretion of the holder, into shares of Group common stock at $.10 per share. The Company determined that the fair market value of the common shares underlying this convertible note was equal to the estimated fair market of the Company’s common stock on the date of issuance. As such, there is no beneficial conversion feature that needed to be recorded as a discount on the date of issuance. On August 7, 2013, the original maturity date, the Holder and the Company agreed to extend the due date for an additional six months through February 7, 2014 under the same terms and conditions. On December 16, 2013 this convertible note, plus accrued interest related thereto in the amount of $3,408, was converted into 534,082 shares of common stock (See Note 13).

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

On February 15, 2013, the holders of the Convertible Promissory Notes outstanding at December 31, 2012 with a principle balance of $200,000 elected to convert the notes to 2,000,000 shares of Group common stock. The shares underlying these notes were registered in the S-1 filed with the SEC that was declared effective on January 18, 2013. As such, these shares of common stock were issued as free trading. In addition, these notes accrued interest through the date of conversion in the amount of $11,986. Pursuant to the Convertible Promissory Note terms, Group issued an additional 119,863 restricted common shares in full payment of the accrued interest due each note holder (See Note 13).

On August 27, 2013, the Company issued a Convertible Promissory Note for $58,000 with a nine month term. The convertible note accrued interest at 8% per annum and was convertible, in whole or in part, at the sole discretion of the holder beginning after 180 days into shares of Group common stock at 61% of the market price on the date of conversion. The market price was determined based on the average of the lowest three trading days bid price during the ten trading days immediately prior to the date of conversion. Alternatively, the Company could prepay the balance owed, including accrued interest, at its sole discretion at any time within 180 days from the date of issuance. The prepayment was subject to a penalty that increased from 10% to 35% of the amount owed at each 30 day interval during the 180 period. Accrued interest related to this note at December 31, 2013 was $1,602. Between February 28, 2014 and March 18, 2014, the holder of the Convertible Promissory Note converted the entire balance, plus accrued interest related thereto of $2,320, into 1,069,436 shares of free trading common stock at an average conversion price of approximately $.06 per share. The Company recognized a $25,380 discount related to the beneficial conversion feature calculated on the number of shares related to the face value of the note which were 877,680 shares. The calculation was based on the difference between the effective conversion price and the fair market value on the date the note was first exercisable, or approximately $.03 per share. The discount was recorded as interest expense with a corresponding offset to Paid-in-Capital (See Note 13).

In October 2013, the Company issued two Convertible Promissory Notes to one holder totaling $75,000. Both convertible notes have a nine month term and accrued interest at 8% per annum. They were convertible, in whole or in part, at the sole discretion of the holder beginning after 180 days from the date of issuance into shares of Group common stock at 61% of the market price on the date of conversion. The market price was determined based on the average of the lowest three trading days bid price during the ten trading days immediately prior to the date of conversion. Alternatively, the Company could prepay the balance owed, including accrued interest, in at its sole discretion at any time within 180 days from the date of issuance. The prepayment was subject to a penalty that increased from 10% to 35% of the amount owed at each 30 day interval during the 180 period. Accrued interest related to these notes at December 31, 2013 was $1,444. On April 15, 2014, the holder of the Convertible Promissory Note dated September 26, 2013 for $42,500 converted $15,000 of this balance into 717,703 shares of free trading common stock at a conversion price of approximately $.02 per share.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

 For The Years Ended December 31, 2014 and 2013

The Company recognized a $35,135 discount related the beneficial conversion feature, the total of which was offset to Paid-in Capital. This discount was calculated based on the number of shares related to the face value of the note, which were 1,194,379 shares. The calculation was based on the difference between the effective conversion price and the fair market value on the date the note was first exercisable, or approximately $.03 per share. This discount was being amortized over the exercise period, which was approximately 130 days. Between July 1, 2014 and July 14, 2014, the remaining $27,500 balance, plus accrued interest related thereto of $1,700, was converted into 2,093,261 shares of free trading common stock at a conversion price of approximately $.014 per share. The Company recorded the remaining unamortized discount balance of $3,182 as interest expense (See Note 13).

The Company recognized a $20,672 discount resulting from the beneficial conversion feature related to the Convertible Promissory Note dated October 22, 2013, the total of which was offset to Paid-in Capital. This discount was calculated on the number of shares related to the $32,500 face value of the note, which were 1,596,764 shares. The calculation was based on the difference between the effective conversion price and the fair market value on the date the note was first exercisable, or approximately $.013 per share. This discount was being amortized over the remaining life of the note which was due July 24, 2014. Between July 18, 2014 and July 24, 2014 the entire note balance, plus accrued interest related thereto of $1,300, was converted into 2,569,280 shares of free trading common stock at an average conversion price of approximately $.013 per share. The Company recorded the remaining unamortized discount balance of $5,393 as interest expense (See Note 13).

On November 27, 2013, the Company issued a Convertible Promissory Note for $65,000 with a two year term. The note was convertible, in whole or in part, at the sole discretion of the holder beginning after 180 days into shares of Group common stock at the lesser of $.15 or 60% of the lowest trading price is the twenty-five trading days immediately prior to the date of conversion. Alternatively, the Company could prepay this note, plus OID interest in the amount of $7,586, at its sole discretion at any time within 90 days from the date of issuance. If the note was not repaid within the 90 day period, a one-time interest charge of 12% would be applied to the face value of the note. Interest expense related to the OID for the year ended December 31, 2013 was $353. Pursuant to the Promissory Note a one-time interest charge of 12%, or $7,800, was added to the $65,000 advance received in November 2013 because it was not repaid within the 90 day period from the effective date of the advance. As a result, the total value related to this advance was $81,293 including OID interest of $7,586 related thereto. Additionally, the Company recognized a $38,386 discount related the beneficial conversion feature, the total of which was offset to Paid-in Capital. This discount was calculated based on the number of shares related to the total value of the note, which were 4,241,856 shares. The calculation was based on the difference between the effective conversion price and the fair market value on the date the note was first exercisable, or approximately $.01 per share. This discount is being amortized over the remaining life of the note which is due November 25, 2015.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

 For The Years Ended December 31, 2014 and 2013

Between May 27, 2014 and June 12, 2014, the holder converted $15,625 of this balance into 1,250,000 shares of free trading common stock at an average conversion price of $.0125 per share. Between September 9, 2014 and September 29, 2014, an additional $23,346 of this balance was converted into 2,100,000 shares of free trading common stock at an average conversion price of $.011 per share. Between October 14, 2014 and November 19, 2014, the balance of $42,322 was converted into 4,566,076 shares of free trading common stock at an average conversion price of $.0094 per share. The Company recorded the remaining unamortized discount balance as interest expense (See Note 13).

On April 16, 2014, the Company received an additional advance of $40,000 related to the Promissory Note dated November 27, 2013. Pursuant to the terms of this Promissory Note, the additional advance had a two year term from the date of receipt and was convertible, in whole or in part, at the sole discretion of the holder beginning after 180 days into shares of Group common stock at the lesser of $.15 or 60% of the lowest trading price in the twenty-five trading days immediately prior to the date of conversion. Alternatively, the Company could prepay this advance, plus OID interest in the amount of $4,666, at its sole discretion at any time within 90 days from the date of issuance. On July 14, 2014, the Company elected to repay within the 90 day period allowed the additional advance of $40,000. The total amount paid was $44,666, including the OID interest of $4,666.

(7) Notes Payable

Notes Payable at December 31, 2014 and 2013 include demand notes with original principal balances totaling $26,958 and $40,610, respectively, from several individuals and one corporation, with interest rates ranging from 0% to 12% per annum. Accrued interest related to these notes was $5,750 and $16,313 as of December 31, 2014 and 2013, respectively. Interest expense related to these notes for 2014 and 2013 was $2,157 and $3,593, respectively. In February 2013, $50,000 of notes payable to one individual was exchanged for a Convertible Promissory Note (See Note 6). In December 2013, a note payable due an individual in the amount of $20,000, plus accrued interest of $2,000 related thereto, was converted into 440,000 shares of common stock resulting in a gain of $4,080 which has been aggregated with gains and losses from other liabilities settled by issuance of common stock totaling $2,080 on the statement of operations (See Note 13).

Notes Payable at December 31, 2014 and 2013 included $0 and $1,728, respectively, related to two separate bank lines of credit that expired prior to 2010. As such, there is no current availability on either facility. The current minimum monthly payments were approximately $0 and $375, including interest at prime plus 4.85% and prime plus 11.50%, respectively.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

(8) Factor Financing

In September 2011, AmpliTech entered into an agreement with a private lender (“the Factor”) to finance 80% of certain accounts receivable, with recourse, plus 50% of domestic sales orders. The total credit facility is $300,000, including a maximum of $60,000 to finance domestic sales orders until such time as they are converted to accounts receivable. The discount fee charged by the Factor to finance the accounts receivable is 2% of the customer invoice for the first thirty days, plus 1% for each fifteen day period thereafter to a maximum of ninety days at which time the invoice is charged back to the Company with full recourse. The discount fee related to the financed sales orders is 2% per each thirty day period until converted to accounts receivable.

The outstanding balances owed to the Factor at December 31, 2014 and 2013 for financed accounts receivable $68,836 and $88,664 respectively. The outstanding balances owed at December 31, 2014 and 2013 for financed domestic sales orders was $0 and $27,720 respectively. Discounts, interest expense and factoring fees related to this facility were $29,695 and $37,331 for the years ended December 31, 2014 and 2013, respectively.

(9) Capital Leases

AmpliTech entered into a thirty-six month lease agreement to finance certain laboratory equipment in May 2012 with a bargain purchase option of $1. As such, the Company has accounted for this transaction as a capital lease, assuming an imputed 6% annual interest rate. Future lease payments related to this capital lease as of December 31, 2014 are as follows;

Total rental payments	$24,245
Less: Discount at 6%	(359)
Principal balance	$23,886

Future discounted principal payments over the term of this lease as of December 31, 2014 and 2013 are as follows;

	2014	2013

2014	-	59,385
2015	23,886	23,886
Total	$23,886	$83,271

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

(10) Loans Payable

Loans payable at December 31, 2014 and 2013 consisted of the following;

	2014	2013

SBA- backed working capital loan at prime plus 2.75% per annum. Monthly payments of $3,633, including interest, through September 2015.	$-	$70,788

Bank loan payable in equal monthly installments of $1,233, plus interest at prime plus 10.5%, through March 2014.	-	2,840
Total	-	73,628
Less: Current Portion	-	(41,748)

Loans Payable, Net of Current Portion	$-	$31,880

Future maturities of Loans Payable as of December 31, 2014 and 2013 are as follows;

	2014	2013

2014	-	$41,748
2015	-	31,880
	$-	$73,628

Interest expense related to these loans for 2014 and 2013 was approximately $6,859 and $6,725 respectively.

On August 1, 2014, the Chief Executive Officer, paid off $56,291 of the SBA backed working capital loan balance on behalf of the Company (See Note 11).

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

 For The Years Ended December 31, 2014 and 2014

(11) Due to Officer

On August 1, 2014, the Chief Executive Officer, who is also the Company’s majority shareholder, paid off $56,291 of the SBA- backed working capital loan balance of on behalf of the Company. The $56,291 is payable on demand and accrues interest at a rate of 8% per annum. Payments will be made for the amount demanded plus accrued interest on the unpaid balance through the demand date. As of December 31, 2014, the Company repaid $10,000 of principle plus accrued interest of approximately $1,592.

(12) Income Taxes

The provision for (benefit from) income taxes for the years ended December 31, 2014 and 2013 are as follows, assuming a combined effective tax rate of approximately 40%.

	December 31,
	2014	2013

Federal and state taxable income	$-	$-

Total current tax provision	-	-

Federal and state loss carryforwards	107,548	57,798
Change in valuation allowance	(107,548)	(57,798)

Total deferred tax provision	-	-

Total income tax provision	$-	$-

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

The Company had deferred tax income tax assets as of December 31, 2014 and 2013 as follows:

Loss carryforwards	$434,336	$326,788
Less: valuation allowance	(434,336)	(326,788)
Total net deferred tax assets	$-	$-

The Company has maintained a full valuation allowance against the total deferred tax assets for all periods due to the uncertainty of future utilization.

As of December 31, 2014, the Company has net federal and state net operating loss carry forwards of approximately 1,085,840 that expire in various years through 2034.

(13)  Capital Stock

Preferred Stock

On July 10, 2013, the board of directors of the company approved a certificate of amendment to the articles of incorporation and changed the authorized capital stock of the Company to include and authorize 500,000 shares of Preferred Stock, par value $0.001 per share.

In July 2013, the Board of Directors of the Company designated 140,000 shares of Preferred Stock as Series A Convertible Preferred Stock (or “Series A”). Furthermore, each share of Series A is convertible into 100 shares of common stock at any time after issuance and the holder of each share of Series A is entitled to 100 votes when the vote of holders of the Company’s common stock is sought. In January 2015, the Board of Directors of the Company increased the number of Series A designated from 140,000 to 401,000.

AmpliTech Group, Inc

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

On May 8, 2014, the Board issued 140,000 shares of Series A to the principal executive officer and sole director of the Company. Holders of the Series A shall vote together as a single class with the holders of our common stock, with the holders of Series A being entitled to fifty one percent (51%) of the total votes on all such matters. As a result, the Company recognized a compensation expense of $501,200 based on the fair-market value of the 100 underlying shares of common stock on the date of issuance, which was $.0358 per common share. On December 23, 2014 the principal officer returned to the Company 139,000 of the 140,000 shares of Series A issued to him on May 8, 2014. The Company granted the principal executive of ficer and sole director of the Company an immediately exercisable option to purchase an aggregate of 400,000 shares of Series A at an exercise price of $0.0206 per share of the underlying common stock. The extinguishment of these 139,000 shares has been accounted for in accordance with ASC 260-10-599-2 and has been treated in a manner similar to that of dividends. Furthermore, because the company is in an accumulated deficit position, the difference between the carrying amount of the preferred stock returned and the value of the consideration given is booked into additional paid in capital.

Common Stock:

The Company originally authorized 50,000,000 shares of common stock with a par value of $0.001. Effective May 20, 2014, the Company increased its authorized shares of common stock from 50,000,000 to 500,000,000. As of December 31, 2014 and 2013 the Company had 46,136,326 and 22,153,904 shares of common stock issued and outstanding, respectively.

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

For The Years Ended December 31, 2014 and 2013

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

On March 31, 2014, accrued commissions to a sales agent in the amount of $7,500 was exchanged for 100,000 shares of restricted common stock at $.075 per share. The fair market value of the Company’s common stock on this date was $.06 per share. As a result, the Company recognized a gain in the amount of $1,500.

On April 15, 2014, the holder of the Convertible Promissory Note dated September 26, 2013 for $42,500 converted $15,000 of this balance into 717,703 shares of free trading common stock at a conversion price of approximately $.02 per share.

AmpliTech Group, Inc

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

Between May 27, 2014 and June 12, 2014, the holder of the Convertible Promissory Note dated November 27, 2013, with a total value of $80,360 related to the first advance, converted an additional $15,625 of this balance into 1,250,000 shares of free trading common stock at an average conversion price of $.0125 per share.

On May 29, 2014, an accrued professional fee to a consultant in the amount of $10,500 was exchanged for 500,000 shares of restricted common stock at $.021 per share. The fair market value of the Company’s common stock on this date was $.03 per share. As a result, the Company recognized a loss in the amount of $3,500.

On July 9, 2014, the Company executed a Securities Purchase Agreement pursuant to which it agreed to sell an aggregate of 13,000,000 shares of restricted common stock to an unrelated corporation in three equal installments for a total purchase price of $300,000. The first installment of $100,000 for 4,333,333 shares was consummated on July 10, 2014. The second installment of $100,000 for 4,333,333 shares was completed on August 15, 2014, and the last installment of $100,000 for 4,333,334 shares was to be completed on September 15, 2014. At the request of the purchaser, the Company granted an extension until November 15, 2014 to complete the third installment.

In the event that the final payment of $100,000 was not made on or before the November 15, 2014, that portion of the stock purchase shall no longer be part of the Agreement an there will be no further obligation on the part of the Company to engage in any further sales of its securities to purchaser. The third installment of $100,000 due on November 15, 2014 was not completed. Until the earlier of two years or when the purchaser no longer has any shares in the Company, if the Company issues stock or options, warrants or other securities convertible or exercisable for shares of common stock at a purchase price of $0.023 per share or less, the purchaser has full ratchet anti-dilution provisions, other than with respect to certain securities issuances.

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

For The Years Ended December 31, 2014 and 2013

Between September 9, 2014 and September 29, 2014, the holder of the Convertible Promissory Note dated November 26, 2013, with a total value of $80,360 related to the first advance, converted an additional $23,346 of this balance into 2,100,000 shares of free trading common stock at an average conversion price of approximately $.011 per share.

Between October 14, 2014 and November 19, 2014, the holder of the Convertible Promissory Note dated November 26, 2013, with a total value of $80,360 related to the first advance, converted the final balance of $42,322 into 4,566,076 shares of free trading common stock at an average conversion price of $.0094 per share.

(14) Commitments and Contingencies:

The Company rents office space under a non-cancelable operating lease agreement that commenced in July 2011 and automatically renews annually with similar terms for an additional twelve months. The future monthly rental payments required under this operating lease agreement from July 1, 2014 through June 30, 2015 is $35,580.

(15) Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the Company continuing as a going concern. As of December 31, 2014, the Company had a working capital deficit of $30,145 and an accumulated deficit of $1,587,040. Additionally, there was a net loss of $770,070 and $144,494 for the years ended December 31, 2014 and 2013, respectively. These and other factors raise substantial doubt as to the ability of the Company to continue as a going concern. However, the Company plans to improve its financial condition by raising working capital from the issuance of equity or debt instruments. Also, the Company plans to improve operations by pursuing new customers, developing new products and expanding its distribution channels, both domestically and internationally, in order to increase sales and improve cash flow. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

(16) Subsequent events

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report. There are no material subsequent events to report.

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

Based on the evaluation as of December 31, 2014, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our chief executive officer and chief financial officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014, and based on that evaluation they concluded that our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and sole director are as follows:

Name	Age	Position

Fawad Maqbool (1)	54	Chairman, President, Chief Executive Officer, and Treasurer

Louisa Sanfratello (2)	49	Chief Financial Officer and Secretary

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

A brief description of the background and business experience of our sole executive officer and director for the past five years is as follows:

Fawad Maqbool, age 54, has served as the President, Chief Executive Officer and Chairman of the Board of Directors since founding Amplitech, Inc. 2002. He has also been the majority shareholder of the Company since its inception. Prior to founding Amplitech, Inc., Mr. Maqbool was the President of Aeroflex Amplicomm, Inc. for 2000 and 2001. His duties included, among other things, overseeing the design and development of amplifiers specifically for fiber optic communication applications. Mr. Maqbool was with MITEQ, Inc. from 1987 through 1999 where he began as an Engineering Group Leader and ultimately held the title of Department Head responsible for a staff of thirty-two consisting of engineers, technicians, assemblers and support personnel. His professional career began with the Hazeltine Corporation in 1983 where he was a Microwave Design Engineer through 1986. Mr. Maqbool received bachelor degrees in electrical engineering (major in microwaves and RF) and biomedical engineering from the City College of New York. He subsequently earned a master’s degree in electrical engineering (major in microwaves and RF) from Polytechnic University.

Through his prior service, Mr. Maqbool possesses the knowledge and experience in microwaves and RF electrical engineering that aids him in efficiently and effectively identifying and executing the Company’s strategic priorities.

Louisa Sanfratello, CPA, age 49, has been a self-employed independent accountant servicing numerous clients in various industries since 1998. One of her clients was the local chapter of Make a Wish Foundation. Ms. Sanfratello was the Controller of The New Interdisciplinary School from 1991 through 1997 where she was responsible for the preparation of financial statements and coordination of all outside audits, reporting directly to the executive director. Her duties included the day-to-day financial management of the organization including projection of cash flow requirements. She currently serves as the Treasurer of the Down Syndrome Advocacy Foundation. Ms. Sanfratello began her professional career in 1987 with the public accounting firm of Holtz Rubenstein & Company where she was a member of the audit staff until 1990. Ms. Sanfratello received a bachelor degree (magna cum laude) in business administration – accounting from Dowling College.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports in 2014 other than as set forth below.

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Fawad Maqbool
Louisa Sanfratello

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and director, including our Chief Executive Officer, however, we are in the process of formulating a code of ethics and intend to adopt one in the near future.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to, the named persons, during the years ended December 31, 2014 and 2013 as our only named executive officer:

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Fawad Maqbool (1)	2014	131,538	-	501,200	40,415	673,153
Chairman, President and Chief Executive Officer	2013	111,539	-	-	31,482	143,021

Louisa Sanfratello (2)	2014	38,550	-	-	-	38,550
Chief Financial Officer	2013	34,195	-	-	-	34,195

(1)	Represents Mr. Maqbool’s compensation from AmpliTech, Inc. for 2014 and 2013.

(2)	Represents Ms. Sanfratello’s compensation from AmpliTech, Inc. for 2014 and 2013.

Outstanding Equity Awards at Fiscal Year End

Except as indicated in the above table, none of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2014 and 2013.

Compensation of Our President and Chief Executive Officer

Fawad Maqbool, as our sole director, has authority and discretion to determine his own compensation for serving as the Company’s President and Chief Executive Officer.

Compensation of Directors

During the year ended December 31, 2014 and 2013, our sole director Fawad Maqbool did not receive any compensation solely for service as a director. It is our current policy that our director is reimbursed for reasonable out-of-pocket expenses incurred in attending each board of directors meeting or meeting of a committee of the board of directors.

Compensation Committee Interlocks and Insider Participation

During the fiscal years of 2014 and 2013, we did not have a standing compensation committee. Our board of directors was responsible for the functions that would otherwise be handled by the compensation committee. The sole director conducted deliberations concerning executive officer compensation, including directors who were also executive officers. Fawad Maqbool, as our sole director, has authority and discretion to determine his own compensation for serving as the Company’s President and Chief Executive Officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of March 24, 2015. Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of March 24, 2015 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise indicated below, the address of each person listed in the table below is c/o 35 Carlough Rd. #3, Bohemia, NY 11716.

	Amount and Nature of Beneficial Ownership Common Stock (1)
Name and Address of Beneficial Owner Directors and Officers	No. of Shares	% of Class

Fawad Maqbool,(2) Chairman, President, and Chief Executive Officer	11,780,280	60.16%
Louisa Sanfratello, Chief Financial Officer	200,000	0.23%
All officers and directors as a group (2 persons)	11,980,280	60.39%

5% Security Holders

Microphase Corporation 587 Connecticut Aveunue Norwalk, CT 06854	8,666,666	10.04%

Harry B. Webster 8702 Sea Ash Circle Round Rock, TX 78681	4,738,829	5.49%

(1)	Based on 46,136,326 shares of common stock issued and outstanding as of March 24, 2015.
(2)	Excludes (i) 100,000 shares of Common Stock underlying Series A Preferred Stock and (ii) 40,000,000 shares of Common Stock underlying options to purchase Series A Preferred Stock.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following sets forth a summary of transactions since the beginning of the fiscal year of 2012, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

On May 8, 2014, the Board issued 140,000 shares of Series A to Fawad Maqbool, the principal executive officer and sole director of the Company. As a result, the Company recognized a non cash compensation expense of $501,200 based on the fair-market value of the 100 underlying shares of common stock on the date of issuance, which was $.0358 per common share.

On December 23, 2014, Fawad Maqbool, President, Chief Executive Officer and the sole director of the Company, returned to the Company, 139,000 of the 140,000 shares of the Company’s Series A Preferred Stock, par value $0.001 per share (“Preferred Stock”) issued to him on May 7, 2014 for services provided to the Company.

Also on December 23, 2014, the Company granted Mr. Maqbool an immediately exercisable option to purchase an aggregate of 400,000 shares of Preferred Stock at an exercise price of $0.0206 per share. Each share of Preferred Stock is convertible at the option of the holder into 100 shares of common stock of the Company. The holder of the Preferred Stock votes together as a single class with the holders of the Company’s common stock, with the holder of the Preferred Stock being entitled to 51% of the total votes on all such matters.

Our officer and sole director, Fawad Maqbool, advanced monies to the Company for working capital. The amount due was unsecured, interest bearing and payable upon demand. The highest principal amount was $56,291 of which $10,000 was repaid during 2014. The balance at December 31, 2014 was $46,921.

Director Independence

Fawad Maqbool, the sole member of our Board of Directors, is not independent using the definition of independence under NASDAQ Listing Rule 5605(a)(2) and the standards established by the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the aggregate fees we paid for professional services provided to us for 2014 and 2013:

	2014	2013
Audit Fees	$39,125	$26,500
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$39,125	$26,500

Audit Fees

For the year ended December 31, 2014 and 2013, we paid $39,125 and $26,500, respectively for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

For the fiscal years ended December 31, 2014 and 2013, we paid approximately $0 and $0, respectively, for audit related services.

Tax Fees

For our fiscal years ended December 31, 2014 and 2013, we paid $0 and $0 respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended December 31, 2014 and 2013.

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

1.	Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Operations for the years ended December 31, 2014 and 2013
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Exhibits:

Exhibit No.	Description

2.1

Share Exchange Agreement, dated August 13, 2012, by and among AmpliTech Group, Inc., AmpliTech, Inc., and AmpliTech Shareholders, incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed on August 13, 2012.

3.1	Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on April 19, 2011, as subsequently amended.
3.2	Certificate of Amendment to Articles of Incorporation dated July 31, 2012, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on August 13, 2012.
3.4	By-laws, incorporated herein by reference to Exhibit 3.2 the Company’s Registration Statement on Form 10 filed on April 19, 2011, as subsequently amended.
4.1	Form of Convertible Note dated August 13, 2012 incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on August 13, 2012.
4.2	Convertible Promissory Note dated August 21, 2013 issued to Asher Enterprises, Inc. in the original principal amount of $58,000
4.3	Note dated November 27, 2013 issued to JMJ Financial in the principal sum of $335,000, as amended on February 14, 2014
10.1	Master Factoring Agreement dated August 16, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on December 11, 2012.
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

________________

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmpliTech Group, Inc.

Date: March 30, 2015	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Fawad Maqbool	President, Chief Executive Officer and	March 30, 2015
Fawad Maqbool	Chairman of the Board of Directors (principal executive officer)

/s/ Louisa Sanfratello	Chief Financial Officer and Secretary	March 30, 2015
Louisa Sanfratello	(principal financial and accounting officer)

