Form 10-Q
period 2015-03-31
AmpliTech Group, Inc.
filed 2015-05-14
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

As of May 14, 2015, the registrant had 46,136,326 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2015

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AmpliTech Group, Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets

Current Assets

Cash and cash equivalents	$26,555	$19,162
Accounts receivable, net	107,738	133,388
Inventory, net	157,920	163,870
Prepaid expenses	7,645	6,825

Total Current Assets	299,858	323,245

Property and equipment, net	108,496	115,843
Security deposits	5,375	5,375

Total Assets	$413,729	$444,463

Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable and accrued expenses	$88,351	$99,078
Customer deposits	50,259	87,676
Payroll taxes payable	2,372	665
Notes payable	26,958	26,958
Factor financing	73,990	68,836
Current portion of capital leases	9,626	23,886
Due to officer	40,291	46,291

Total Current Liabilities	291,847	353,390

Total Liabilities	291,847	353,390

Commitments and Contingencies	-	-

Stockholders' Equity

Series A convertible preferred stock, par
value $.001, 401,000 shares authorized,
1,000 shares issued and outstanding, respectively	1	1
Common Stock, par value $.001,
500,000,000 shares authorized,
46,136,326 shares issued
and outstanding, respectively	46,136	46,136
Additional paid-in capital	1,631,976	1,631,976
Accumulated deficit	(1,556,231)	(1,587,040)

Total Stockholders' Equity	121,882	91,073

Total Liabilities and Stockholders' Equity	$413,729	$444,463

See accompanying notes to condensed consolidated financial statements

AmpliTech Group, Inc.
Condensed Consolidated Statements of Operations
For The Three Months Ended March 31, 2015 and 2014 (Unaudited)

	For The Three Months Ended
	March 31, 2015	March 31, 2014

Sales	$348,452	$323,876

Cost of goods sold	141,273	169,797

Gross Profit	207,179	154,079

General and administrative	166,476	188,426

Income (Loss) From Operations	40,703	(34,347)

Other Income (Expenses);

Interest expense	(9,894)	(53,343)
Gain on shares issued for debt and accrued liabilities	-	5,580

Income (Loss) Before Income Taxes	30,809	(82,110)

Provision For Income Taxes	-	-

Net Income (Loss)	30,809	(82,110)

Net Income (Loss ) Per Share-Basic and Diluted	$0.00	$(0.00)

Weighted Average Shares Outstanding;
Basic	46,136,326	22,380,909
Diluted	85,779,616	22,380,909

See accompanying notes to condensed consolidated financial statements

AmpliTech Group, Inc.
Condensed Consolidated Statements of Cash Flows
For The Three Months Ended March 31, 2015 and 2014
(Unaudited)

	March 31,	March 31,
	2015	2014
Cash Flows from Operating Activities:

Net Income (Loss)	$30,809	$(82,110)

Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:

Depreciation and amortization	7,347	7,992
Amortization of beneficial conversion discount	-	25,380
Accrued interest related to a convertible note	-	7,800
Gain on shares issued for debt and accrued expenses	-	(5,580)
Changes in operating assets and liabilities:
Accounts receivable	25,650	33,702
Inventory	5,950	(11,160)
Prepaid expenses	(820)	13,200
Accounts payable and
accrued expenses	(10,727)	64,403
Customer deposits	(37,417)	(13,205)
Payroll taxes payable	1,707	3,283

Total Adjustments	(8,310)	125,815

Net cash provided by operating activities	22,499	43,705

Cash Flows from Financing Activities:

Advances from/(repayments to) factor financing, net	5,154	(23,575)
Note and loan repayments	-	(11,151)
Capital lease financing repayments	(14,260)	(8,887)
Decrease in due to officer	(6,000)	-

Net cash (used in) financing activities	(15,106)	(43,613)

Net increase in cash and cash equivalents	7,393	92

Cash and Cash Equivalents, Beginning of Period	19,162	10,623

Cash and Cash Equivalents, End of Period	$26,555	$10,715

Supplemental disclosures:

Cash paid for interest expense	$9,894	$16,139
Cash paid for income taxes	$-	$649

Non-cash financing and investing activities

Conversion of convertible notes payable	$-	$60,320
Note payable and accrued expenses
exchanged for common stock	$-	$27,000
Beneficial conversion feature on convertible note	$-	$25,380

See accompanying notes to condensed consolidated financial statements

AmpliTech Group, Inc.
Notes To Condensed Consolidated Financial Statements
For The Three Months Ended March 31, 2015 and 2014 (Unaudited)

(1) Organization and Basis of Presentation

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

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the years ended December 31, 2014 and 2013 included in Form 10-K filed with the SEC.

Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the Company continuing as a going concern. As of March 31, 2015, the Company had a working capital surplus of $8,011 and an accumulated deficit of $1,556,231. Additionally, there was a net income of $30,809 for the three months ended March 31, 2015 and a net loss of $770,070 for the year ended December 31, 2014. These factors raise substantial doubt as to the Company’s ability of to continue as a going concern. The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company plans to improve operations by pursuing new customers, developing new products and expanding its distribution channels, both domestically and internationally, in order to increase sales and improve cash flow. However, there is no assurance that the Company will be successful in accomplishing these objectives.

(2) Summary of Significant Accounting Policies

Basis of Accounting

The accompanying financial statements have been prepared using the accrual basis of accounting.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of March 31, 2015 and 2014 the Company’s cash and cash equivalents were deposited primarily in one financial institution.

AmpliTech Group, Inc.

 Notes To Condensed Consolidated Financial Statements

 For The Three Months Ended March 31, 2015 and 2014 (Unaudited)

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change in the future. An allowance of $0 and $8,385 has been recorded at March 31, 2015 and 2014, respectively.

Depreciation and Amortization

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Tax”. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has adopted the provisions of FASB ASC 740-10-05 “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At March 31, 2015 and 2014, the Company had no material unrecognized tax benefits.

Earnings (Loss)Per Share

Basic earnings (loss) per share (“EPS”) is determined by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings (loss) by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method.

As of March 31, 2015 and 2014 there were 39,643,290 and 0, respectively potential dilutive common shares that needed to be considered as common share equivalents.

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

 For The Three Months Ended March 31, 2015 and 2014 (Unaudited)

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

  For The Three Months Ended March 31, 2015 and 2014 (Unaudited)

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

(3) Inventory

Inventory, which consists primarily of raw materials and finished goods, is stated at the lower of cost (first-in, first-out basis) or market (net realizable value). The inventory value at March 31, 2015 and December 31, 2014 was as follows:

	March 31,	December 31,
	2015	2014

Raw Materials	$137,278	$129,852
Work-in Progress	19,186	33,106
Finished Goods	79,730	75,186
Engineering Models	3,726	3,726

Subtotal	$239,920	$241,870
Less: Reserve for Obsolescence	(82,000)	(78,000)

Total	$157,920	$163,870

AmpliTech Group, Inc.

 Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2015 and 2014 (Unaudited)

 (4) Notes Payable

Notes Payable at March 31, 2015 includes a demand note totaling $26,958 from one corporation, with an interest rate of 8% per annum. Accrued interest related to this note was $6,236 and interest expense for the three months ended March 31, 2015 was $486.

(5) Factor Financing

The outstanding balance owed to the Factor at March 31, 2015 for financed accounts receivable was $73,990. Interest expense and related costs paid to the Factor for the three months ended March 31, 2015 was $5,395.

(6) Capital Lease

AmpliTech entered into a thirty-six month lease agreement to finance certain lab equipment in May 2012 with a bargain purchase option of $1. As such, the Company has accounted for this transaction as a capital lease, assuming an imputed 6% annual interest rate. Future lease payments related to this capital lease as of March 31, 2015 are as follows;

Total rental payments	$9,698
Less: Discount at 6%	(72)

Principal balance	$9,626

 Future twelve months discounted principal payments as of March 31, 2015 are as follows;

2015	$9,626

Total	$9,626

(7) Due to Officer

On August 1, 2014, the Chief Executive Officer, who is also the Company’s majority shareholder, paid off $56,291 of the SBA- backed working capital loan balance of on behalf of the Company. The $56,291 is payable on demand and accrues interest at a rate of 8% per annum. Payments will be made for the amount demanded plus accrued interest on the unpaid balance through the demand date. As of March 31, 2015, the Company repaid $16,000 of principal plus accrued interest of approximately $2,431, leaving a balance of $40,291 in principal and $0 in accrued interest.

 (8) Capital

Preferred Stock

On July 10, 2013, the Board of Directors of the Company approved a certificate of amendment to the articles of incorporation and changed the authorized capital stock of the Company to include and authorize 500,000 shares of Preferred Stock, par value $0.001 per share.

AmpliTech Group, Inc.

 Notes To Condensed Consolidated Financial Statements

 For The Three Months Ended March 31, 2015 and 2014 (Unaudited)

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

In April 2015, the Board of Directors of the Company designated 75,000 shares of Preferred Stock as Series B Convertible Preferred Stock (or “Series B”). The Series B shares are convertible into common stock at a conversion rate of one Series B share for 289 common shares. In addition, a holder of Series B Preferred Stock shall not be entitled to have any voting rights and shall hold a liquidation preference junior to a holder of Series A shares and pari passu with common shareholders.

Common Stock:

The Company originally authorized 50,000,000 shares of common stock with a par value of $0.001. Effective May 20, 2014, the Company increased its authorized shares of common stock from 50,000,000 to 500,000,000.

During the three months ending March 31, 2015, no shares of common stock were issued.

(9) Subsequent Events

In April 2015, the Board of Directors of the Company designated 75,000 shares of Preferred Stock as Series B Convertible Preferred Stock (or “Series B”). The holder of Series B Preferred Stock shall not be entitled to have any voting rights.

On April 28, 2015, the Company executed a Securities Purchase Agreement pursuant to which it agreed to sell an aggregate of 75,000 shares of Series B Convertible Preferred Stock to a private investment firm for a total purchase price of $500,000. The 75,000 Series B stock is convertible into 21,975,000 shares of common stock. The first installment of $166,667 is expected in May 2015.

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

Recent Developments

In April 2015, the Board of Directors of the Company designated 75,000 shares of Preferred Stock as Series B Convertible Preferred Stock (or “Series B”). The Series B shares are convertible into common stock at a conversion rate of one Series B share for 289 common shares. In addition, a holder of Series B Preferred Stock shall not be entitled to have any voting rights and shall hold a liquidation preference junior to a holder of Series A shares and pari passu with common shareholders.

On April 28, 2015, the Company executed a Securities Purchase Agreement pursuant to which it agreed to sell an aggregate of 75,000 shares of Series B Convertible Preferred Stock to a private investment firm for a total purchase price of $500,000. The 75,000 Series B stock is convertible into 21,975,000 shares of common stock. The first installment of $166,667 is expected in May 2015.

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

Results of Operations

For The Three Months Ended March 31, 2015 and March 31, 2014

Revenues

Sales increased by $24,576 or approximately 7%, when comparing sales for the three months ended March 31, 2015 of $348,452 to sales for the three months ended March 31, 2014 of $323,876. This increase was directly related to an increase in production capacity that resulted from more efficient outsourcing of assembly with respect to similar sales orders in 2014.

Cost of Goods Sold and Gross Profit

Cost of goods sold as a percentage of sales decreased by $28,524 or 16%. This decrease is the direct result of fulfilling the requirements on a significant domestic sales order with an overall significantly lower gross margin. This resulted in a corresponding 34% increase in gross profit as a percentage of sales, or $53,100, when comparing the first three months of 2015 gross profit of $207,179, to the first three months of 2014 gross profit of $154,079.

General and Administrative Expenses

General and administrative expenses decreased from $188,426 for the first three months of 2014 compared to $166,476 for the first three months of 2015, a decrease of $21,950 or approximately 11%. This resulted from decreases in various general and administrative expenses in both the parent company and operating subsidiary.

Income (Loss) From Operations

As a result of the above, the Company had a net income from operations of $40,703 for the three months ended March 31, 2015 compared to a loss from operations of $34,347 for the three months ended March 31, 2014, an overall increase of $75,050 or approximately 218%.

Other Income (Expenses)

Interest expense decreased from $53,343 for the first three months of 2014 compared to $9,894 for the first three months of 2015, a decrease of $43,449 or approximately 81%. The decrease is primarily due to the extinguishment of convertible debt interest in 2014.

Liquidity and Capital Resources

We have historically financed our operations by the issuance of convertible promissory notes, debt from third party lenders, notes issued to various private individuals and personal funds advanced from time to time by the majority shareholder, who is also the President and Chief Executive Officer of the Company.

As of March 31, 2015, we had $26,555 in cash and cash equivalents compared to $19,162 in cash and cash equivalents as of December 31, 2014. As of December 31, 2014 and March 31, 2015 we had a working capital deficit of $30,145 and working capital of $8,011, respectively. We had a stockholders’ equity of $91,073 at December 31, 2014 and stockholder’s equity of $121,882 at March 31, 2015.

Net cash provided by operating activities was $22,499 for the three months ended March 31, 2015. The net cash used in financing activities for the three months ended March 31, 2015 was $15,106 which results primarily from the repayment of the officer’s loan and the financed capital lease.

We intend to finance our internal growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof. We are expecting to receive $500,000 from a private investment firm in 2015. We believe that this investment plus our cash provided from operations and cash on hand will provide sufficient working capital to fund our operations for the next twelve months.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the Company continuing as a going concern. As of March 31, 2015, the Company had working capital of only $8,011 and Stockholders’ Equity of only $121,882. Additionally, there was a net loss of $770,070 for the year ended December 31, 2014. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. However, the Company hopes to improve its financial condition by raising working capital from the issuance of additional equity or debt instruments. Also, the Company plans to improve operations by pursuing new customers, developing new products and expanding its distribution channels, both domestically and internationally, in order to increase sales and improve cash flow. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Based on the evaluation as of March 31, 2015, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

AmpliTech Group, Inc.

Dated: May 14, 2015	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2015	By:	/s/ Louisa Sanfratello
Louisa Sanfratello Chief Financial Officer (Principal Financial Officer)

