Form 10-Q
period 2015-06-30
AmpliTech Group, Inc.
filed 2015-08-14
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

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

As of August 6, 2015, the registrant had 46,136,326 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

JUNE 30, 2015

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

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AmpliTech Group, Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2015 and December 31, 2014

	June 30,	December 31,
	2015	2014
Assets	(Unaudited)

Current Assets

Cash and cash equivalents	$20,923	$19,162
Accounts receivable, net	131,214	133,388
Inventory, net	156,349	163,870
Prepaid expenses	10,539	6,825

Total Current Assets	319,025	323,245

Property and equipment, net	101,149	115,843
Security deposits	5,375	5,375

Total Assets	$425,549	$444,463

Liabilities and Stockholders' Deficit

Current Liabilities

Accounts Payable and accrued expenses	$93,885	$99,078
Customer deposits	97,610	87,676
Payroll taxes payable	1,157	665
Notes payable	26,958	26,958
Factor financing	38,312	68,836
Current portion of capital leases	-	23,886
Due to officer	36,291	46,291

Total Current Liabilities	294,213	353,390

Total Liabilities	294,213	353,390

Commitments and Contingencies	-	-

Stockholders' Equity
Series A convertible preferred stock, par value $.001, 401,000 shares authorized, 1,000 shares issued and outstanding, respectively	1	1
Series B convertible preferred stock, par value $.001, 75,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Common Stock, par value $.001, 500,000,000 shares authorized, 46,136,326 shares issued and outstanding, respectively	46,136	46,136
Additional paid-In capital	1,631,976	1,631,976
Accumulated deficit	(1,546,777)	(1,587,040)

Total Stockholders' Equity	131,336	91,073

Total Liabilities and
Stockholders' Equity	$425,549	$444,463

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Operations

For The Three and Six Months Ended June 30, 2015 and 2014

(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Sales	$378,788	$319,487	$727,240	$643,363

Cost of goods sold	192,891	153,503	334,163	323,300

Gross Profit	185,897	165,984	393,077	320,063

General anl administrative	166,965	145,151	333,441	335,767

Income (Loss) From Operations	18,932	20,833	59,636	(15,704)

Other Income (Expenses);

Interest expense	(9,479)	(72,789)	(19,373)	(126,132)

Gain (Loss) on shares issued for debt and accrued liabilities, net	-	(3,500)	-	2,080

Compensation related to issuance of series A convertible preferred	-	(501,200)	-	(501,200)

Income(Loss) Before Income Taxes	9,453	(556,656)	40,263	(640,956)

Provision For Income Taxes	-	-	-	-

Net Income (Loss)	9,453	(556,656)	40,263	(640,956)

Net Income (Loss ) Per Share;
Basic	$0.00	$(0.02)	$0.00	$(0.03)
Diluted	$0.00	$(0.02)	$0.00	$(0.03)

Weighted Average Shares Outstanding;
Basic	46,136,326	23,673,340	46,136,326	23,030,695
Diluted	85,806,726	23,673,340	85,806,726	23,030,695

See accompanying notes to the condensed consolidated financial statements

Amplitech Group, Inc.

Condensed Consolidated Statements of Stockholders' Equity

For The Six Months Ended June 30, 2015

	Common Stock		Series A Convertible Preferred		Additional		Total
	Number of	Par	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2014	46,136,326	46,136	1,000	1	1,631,976	(1,587,040)	91,073

Net income for the six months ended June 30, 2015						40,263	40,263

Balance, June 30, 2015	46,136,326	46,136	1,000	1	1,631,976	(1,546,777)	131,336

See accompanying notes to condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Cash Flows

For The Six Months Ended June 30, 2015 and 2014

(Unaudited)

	June 30,	June 30,
	2015	2014
Cash Flows from Operating Activities:

Net Income (Loss)	$40,263	$(640,956)

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	14,694	15,984
Amortization of beneficial conversion discounts	-	81,829
Financing costs related to a convertible note	-	11,846
Gain on shares issued for debt and accrued expenses, net	-	(2,080)
Compensation related to issuance of series A convertible preferred	-	501,200
Changes in Operating Assets and Liabilities:
Accounts receivable	2,174	32,250
Inventory	7,521	(18,005)
Prepaid expenses	(3,714)	31,800
Accounts payable and accrued expenses	(5,193)	20,444
Customer deposits	9,934	(24,082)
Payroll taxes payable	492	(4,346)

Total Adjustments	25,908	646,840

Net cash provided by operating activities	66,171	5,884

Cash Flows from Financing Activities:

Proceeds from convertible note	-	40,000
Advances from/(repayments to) factor financing, net	(30,524)	(6,574)
Note and loan repayments	-	(22,095)
Capital lease financing repayments	(23,886)	(26,931)
Decrease in due to officer	(10,000)	-

Net cash (used in) financing activities	(64,410)	(15,600)

Net (decrease) in cash and cash equivalents	1,761	(9,716)

Cash and Cash Equivalents, Beginning of Period	19,162	10,623

Cash and Cash Equivalents, End of Period	$20,923	$907

Supplemental disclosures:

Cash paid for interest expense	$19,373	$27,938
Cash paid for income taxes	$-	$649

Non-cash financing and investing activities

Conversion of convertible notes payable	$-	$90,945
Note payable and accrued expenses exchanged for common stock	$-	$45,400
Beneficial conversion feature	$-	$119,574

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2015 and 2014 (Unaudited)

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

The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the years ended December 31, 2014 and 2013 included in Form 10-K filed with the SEC.

Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the Company continuing as a going concern. As of June 30, 2015, the Company had a working capital surplus of $24,812 and an accumulated deficit of $1,546,777. Additionally, there was a net income of $40,263 for the six months ended June 30, 2015 and a net loss of $770,070 for the year ended December 31, 2014. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company plans to improve operations by pursuing new customers, developing new products and expanding its distribution channels, both domestically and internationally, in order to increase sales and improve cash flow. However, there is no assurance that the Company will be successful in accomplishing these objectives.

(2) Summary of Significant Accounting Policies

Basis of Accounting

The accompanying financial statements have been prepared using the accrual basis of accounting.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of June 30, 2015 and 2014 the Company’s cash and cash equivalents were deposited primarily in one financial institution.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2015 and 2014 (Unaudited)

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change in the future. No allowance was recorded at June 30, 2015 and 2014, respectively.

Depreciation and Amortization

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Tax”. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has adopted the provisions of FASB ASC 740-10-05 “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At June 30, 2015 and 2014, the Company had no material unrecognized tax benefits.

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

As of June 30, 2015 and 2014 there were 39,670,000 and 0, respectively potential dilutive common shares that needed to be considered as common share equivalents.

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

For The Six Months Ended June 30, 2015 and 2014 (Unaudited)

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

For The Six Months Ended June 30, 2015 and 2014 (Unaudited)

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

(3) Inventory

Inventory, which consists primarily of raw materials and finished goods, is stated at the lower of cost (first-in, first-out basis) or market (net realizable value). The inventory value at June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015	December 31, 2014
Raw Materials	$136,072	$129,852
Work-in Progress	19,134	33,106
Finished Goods	79,417	75,186
Engineering Models	3,726	3,726

Subtotal	$238,349	$241,870
Less: Reserve for
Obsolescence	(82,000)	(78,000)

Total	$156,349	$163,870

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2015 and 2014 (Unaudited)

(4) Notes Payable

Notes Payable at June 30, 2015 includes a demand note totaling $26,958 from one corporation, with an interest rate of 8% per annum. Accrued interest related to this note was $6,772 and interest expense for the six months ended June 30, 2015 was $1,023.

(5) Factor Financing

The outstanding balance owed to the Factor at June 30, 2015 for financed accounts receivable was $38,312. Interest expense and related costs paid to the Factor for the six months ended June 30, 2015 was $11,529.

(6) Due to Officer

On August 1, 2014, the Chief Executive Officer, who is also the Company’s majority shareholder, paid off $56,291 of the SBA- backed working capital loan balance of on behalf of the Company. The $56,291 is payable on demand and accrues interest at a rate of 8% per annum. Payments will be made for the amount demanded plus accrued interest on the unpaid balance through the demand date. Since August 1, 2014, the Company repaid $20,000 of principal plus accrued interest of approximately $3,015. For the six months ended June 30, 2015, the Company repaid $10,000 of principal and accrued interest leaving a balance of $36,291 in principal and $0 in accrued interest.

(7) Capital

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

On April 28, 2015, the Company executed a Securities Purchase Agreement pursuant to which it agreed to sell an aggregate of 75,000 shares of Series B Convertible Preferred Stock to a private investment firm for a total purchase price of $500,000. The prospective investor never executed the Agreement and informed the Company that it will not be proceeding with the proposed investment.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2015 and 2014 (Unaudited)

Common Stock:

The Company originally authorized 50,000,000 shares of common stock with a par value of $0.001. Effective May 20, 2014, the Company increased its authorized shares of common stock from 50,000,000 to 500,000,000.

During the six months ending June 30, 2015, no shares of common stock were issued.

(8) Subsequent Events

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

On April 28, 2015, the Company executed a Securities Purchase Agreement pursuant to which it agreed to sell an aggregate of 75,000 shares of Series B Convertible Preferred Stock to a private investment firm for a total purchase price of $500,000.The prospective investor never executed the Agreement and informed the Company that it will not be proceeding with the proposed investment.

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

Results of Operations

For The Six Months Ended June 30, 2015 and June 30, 2014

Revenues

Sales increased by $83,877 or approximately 13%, when comparing sales for the six months ended June 30, 2015 of $727,240 to sales for the six months ended June 30, 2014 of $643,363. This increase was directly related to an increase in production capacity that resulted from more efficient outsourcing of assembly on certain large and reoccurring foreign sales orders.

Cost of Goods Sold and Gross Profit

Cost of goods sold remained consistent when comparing the six months ended June 30, 2015 to the six months ended June 30, 2014. This resulted in a corresponding 23% increase in gross profit as a percentage of sales, or $73,014 when comparing the first six months of 2015 gross profit of $393,077, to the first six months of 2014 gross profit of $320,063.

General and Administrative Expenses

General and administrative expenses slightly decreased from $335,767 for the first six months of 2014 compared to $333,441 for the first six months of 2015, a decrease of $2,326. This resulted from decreases in various general and administrative expenses.

Income (Loss) From Operations

As a result of the above, the Company had net income from operations of $59,636 for the six months ended June 30, 2015 compared to a loss from operations of $15,704 for the six months ended June 30, 2014, an overall increase of $75,340.

Other Income (Expenses)

Interest expense decreased from $126,132 for the first six months of 2014 compared to $19,373 for the first six months of 2015, a decrease of $106,759 or approximately 85%. The decrease is primarily due to the extinguishment of convertible debt interest in 2014.

For The Three Months Ended June 30, 2015 and June 30, 2014

Revenues

Sales increased by $59,301 or approximately 19%, when comparing sales for the three months ended June 30, 2015 of $378,788 to sales for the three months ended June 30, 2014 of $319,487. This increase was directly related to an increase in production capacity that resulted from more efficient outsourcing of assembly on certain large and reoccurring foreign sales orders.

Cost of Goods Sold and Gross Profit

Cost of goods sold as a percentage of sales increased by $39,388 or 26% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase is due primarily to the increase in materials purchased in bulk for reoccurring foreign sales orders. This resulted in a corresponding 12% increase in gross profit as a percentage of sales, or $19,913 when comparing the first three months of 2015 gross profit of $185,897, to the first three months of 2014 gross profit of $165,984. This increase was directly related to an increase in production capacity that resulted from more efficient outsourcing of assembly on certain large and reoccurring foreign sales orders with a higher gross margin.

General and Administrative Expenses

General and administrative expenses increased from $145,151 for the three months ended June 30, 2014 compared to $166,965 for the three months ended June 30, 2015, an increase of $21,814. The focus during the three month period ended June 30, 2015 was to concentrate on advertising for the annual trade show held in May 2015. In addition, sales commission increased as a result of the reoccurring foreign sales orders.

Income (Loss) From Operations

As a result of the above, the Company had net income from operations of $18,932 for the three months ended June 30, 2015 compared to net income from operations of $20,833 for the three months ended June 30, 2014, a slight decrease of $1,901.

Other Income (Expenses)

Interest expense decreased from $72,789 for the three months ended June 30, 2014 compared to $9,479 for the three months ended June 30, 2015, a decrease of $63,310. The decrease is primarily due to the extinguishment of convertible debt interest in 2014. Overall, other expenses decreased by $501,200 when comparing the three months ended June 30, 2015 to June 30, 2014 as compensation related to the issuance of Series A Convertible Preferred was recognized in 2014.

Liquidity and Capital Resources

We have historically financed our operations by the issuance of convertible promissory notes, debt from third party lenders, notes issued to various private individuals and personal funds advanced from time to time by the majority shareholder, who is also the President and Chief Executive Officer of the Company.

As of June 30, 2015, we had $20,923 in cash and cash equivalents compared to $19,162 in cash and cash equivalents as of December 31, 2014. As of December 31, 2014 and June 30, 2015 we had a working capital deficit of $30,145 and working capital of $24,812, respectively. We had a stockholders’ equity of $91,073 at December 31, 2014 and stockholder’s equity of $131,336 at June 30, 2015.

Net cash provided by operating activities was $66,171 for the six months ended June 30, 2015. The net cash used in financing activities for the six months ended June 30, 2015 was $64,410 which results primarily from the repayments to the factor, the officer’s loan and the financed capital lease.

We intend to finance our internal growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof. We believe that this will provide sufficient working capital to fund our operations for the next twelve months. However, we currently have no agreements, arrangements or understandings with any person or entity to obtain financing through offerings of our securities and there can be no assurances that we will be able to do so.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the Company continuing as a going concern. As of June 30, 2015, the Company had working capital of only $24,812 and stockholders’ equity of only $131,336. Additionally, there was a net loss of $770,070 for the year ended December 31, 2014.These factors raise substantial doubt as to the Company’s ability to continue as a going concern. However, the Company hopes to improve its financial condition by raising working capital from the issuance of additional equity or debt instruments. Also, the Company hopes to improve operations by pursuing new customers, developing new products and expanding its distribution channels, both domestically and internationally, in order to increase sales and improve cash flow. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Based on the evaluation as of June 30, 2015, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmpliTech Group, Inc.

Date: August 14, 2015	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2015	By:	/s/ Louisa Sanfratello
Louisa Sanfratello
Chief Financial Officer
(Principal Financial and Accounting Officer)

