Form 10-Q
period 2015-09-30
AmpliTech Group, Inc.
filed 2015-11-16
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 000-54355

AmpliTech Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-4566352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

35 Carlough Road. #3

Bohemia, NY 11716

(address of principal executive offices) (Zip Code)

631-521-7831

(Registrant's telephone number, including area code)

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

As of November 16, 2015, the registrant had 46,136,326 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2015

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "estimate," "intend," "could," "should," "would," "may," "seek," "plan," "might," "will," "expect," "anticipate," "predict," "project," "forecast," "potential," "continue" negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AmpliTech Group, Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2015 and December 31, 2014

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$26,090	$19,162
Accounts receivable, net	149,147	133,388
Inventory, net	163,568	163,870
Prepaid expenses	1,850	6,825

Total Current Assets	340,655	323,245

Property and equipment, net	95,377	115,843
Security deposits	5,375	5,375

Total Assets	$441,407	$444,463

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts Payable and accrued expenses	119,963	$99,078
Customer deposits	16,270	87,676
Payroll taxes payable	503	665
Notes payable	26,958	26,958
Factor financing	75,580	68,836
Current portion of capital leases	-	23,886
Due to officer	55,291	46,291

Total Current Liabilities	294,565	353,390

Total Liabilities	294,565	353,390

Commitments and Contingencies	-	-

Stockholders' Equity
Series A convertible preferred stock, par value $.001, 401,000 shares authorized, 1,000 shares issued and outstanding, respectively	1	1
Series B convertible preferred stock, par value $.001, 75,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Common Stock, par value $.001, 500,000,000 shares authorized, 46,136,326 shares issued and outstanding, respectively	46,136	46,136
Additional paid-In capital	1,631,976	1,631,976
Accumulated deficit	(1,531,271)	(1,587,040)

Total Stockholders' Equity	146,842	91,073

Total Liabilities and Stockholders' Equity	$441,407	$444,463

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Operations

For The Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Sales	$380,233	$308,831	$1,107,472	$952,194

Cost of goods sold	211,991	175,548	546,154	496,508

Gross Profit	168,242	133,283	561,318	455,686

General anl administrative	144,892	176,683	478,332	511,404

Income (Loss) From Operations	23,350	(43,400)	82,986	(55,718)

Other Income (Expenses);
Interest expense	(7,844)	(43,054)	(27,217)	(169,186)
Gain (Loss) on shares issued for debt and accrued liabilities, net	-	-	-	1,032
Compensation related to issuance of series A convertible preferred	-	-	-	(501,200)

Income (Loss) Before Income Taxes	15,506	(86,454)	55,769	(725,072)

Provision For Income Taxes	-	-	-	-

Net Income (Loss)	15,506	(86,454)	55,769	(725,072)

Net Income (Loss ) Per Share;
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.03)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.03)

Weighted Average Shares Outstanding;
Basic	46,136,326	35,829,731	46,136,326	27,694,025
Diluted	85,806,726	35,829,731	85,806,726	27,694,025

See accompanying notes to the condensed consolidated financial statements

Amplitech Group, Inc.

Condensed Consolidated Statements of Stockholders' Equity

For The Nine Months Ended September 30, 2015

	Common Stock		Series A Convertible Preferred		Additional		Total
	Number of	Par	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2014	46,136,326	46,136	1,000	1	1,631,976	(1,587,040)	91,073

Net income for the six months ended June 30, 2015						55,769	55,769

Balance, June 30, 2015	46,136,326	46,136	1,000	1	1,631,976	(1,531,271)	146,842

See accompanying notes to condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Cash Flows

For The Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	September	September
	2015	2014
Cash Flows from Operating Activities:
Net Income (Loss)	$55,769	$(725,072)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,041	30,651
Amortization of beneficial conversion discounts	-	102,005
Financing costs related to a convertible note	-	17,897
Gain on sharesiIssued for debt and accrued expenses, net	-	(2,080)
Compensation related to issuance of series A convertible preferred	-	501,200
Changes in Operating Assets and Liabilities:
Accounts receivable	(15,759)	111,958
Inventory	302	(42,579)
Prepaid expenses	4,975	44,975
Accounts payable and accrued expenses	20,885	(17,622)
Customer deposits	(71,406)	(18,072)
Payroll taxes payable	(162)	(6,988)

Total Adjustments	(39,124)	721,345

Net cash provided by (used in) operating activities	16,645	(3,727)

Cash Flows from Investing Activities:
Purchase of equipment	(1,575)	-

Net cash used in investing activities	(1,575)	-

Cash Flows from Financing Activities:
Repayment of convertible note	-	(44,668)
Proceeds from convertible note,net	-	40,000
Sale of restricted common stock	-	200,000
Advances from/(repayments to) factor financing, net	6,744	(75,296)
Note and loan repayments	-	(20,717)
Capital lease financing repayments	(23,886)	(45,337)
Proceeds from officer	25,000	-
Repayment to officer	(16,000)	(4,000)

Net cash (used in) provided by financing activities	(8,142)	49,982

Net (decrease) in cash and cash equivalents	6,928	46,255

Cash and Cash Equivalents, Beginning of Period	19,162	10,623

Cash and Cash Equivalents, End of Period	$26,090	$56,878

Supplemental disclosures:
Cash paid for interest expense	$27,217	$50,797
Cash paid for income taxes	$-	$649

Non-cash financing and investing activities
Conversion of convertible notes payable	$-	$177,291
Note payable and accrued expenses exchanged for common stock	$-	$43,079
Loan payable balance paid by officer	$-	$56,291
Beneficial conversion feature	$-	$119,574

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2015 and 2014 (Unaudited)

(1) Organization and Basis of Presentation

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of AmpliTech Group, Inc. ("Group" or the "Company") have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for annual audited financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes related thereto for the years ended December 31, 2014 and 2013 included in Form 10-K filed with the SEC.

Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the Company continuing as a going concern. As of September 30, 2015, the Company had a working capital surplus of $46,090 and an accumulated deficit of $1,531,271. Additionally, there was a net income of $55,769 for the nine months ended September 30, 2015 and a net loss of $770,070 for the year ended December 31, 2014. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company plans to improve operations by pursuing new customers, developing new products and expanding its distribution channels, both domestically and internationally, in order to increase sales and improve cash flow. However, there is no assurance that the Company will be successful in accomplishing these objectives.

(2) Summary of Significant Accounting Policies

Basis of Accounting

The accompanying financial statements have been prepared using the accrual basis of accounting.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of September 30, 2015 and 2014 the Company's cash and cash equivalents were deposited primarily in one financial institution.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2015 and 2014 (Unaudited)

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change in the future. As of September 30, 2015 and 2014, the allowance for doubtful accounts was $0 and $8,385, respectively.

Depreciation and Amortization

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") 740 "Income Tax". ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has adopted the provisions of FASB ASC 740-10-05 "Accounting for Uncertainty in Income Taxes". The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At September 30, 2015 and 2014, the Company had no material unrecognized tax benefits.

Earnings (Loss)Per Share

Basic earnings (loss) per share ("EPS") is determined by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings (loss) by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method.

As of September 30, 2015 and 2014 there were 0 and 0, respectively potential dilutive common shares that needed to be considered as common share equivalents.

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2015 and 2014 (Unaudited)

Revenue Recognition

Revenues and costs of revenues are recognized during the period in which the products are shipped. The Company applies the provisions of FASB Accounting Standards Codification ("ASC") 605-10, Revenue Recognition in Financial Statements ASC 605-10, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. ASC 605-10 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue for sale of products when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) the collectability is reasonably assured.

The Company's sources of revenue are from the sale of various component amplifiers. Revenue is recognizes upon shipment of such products. The Company offers a 100% satisfaction guarantee against defects for 90 days after the sale of their product except for a few circumstances. There are no maintenance or service contracts related to any product sale.

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

Fair Value of Assets and Liabilities

The Company's financial instruments consist of convertible notes payable, loans payable and a derivative liability. The Company believes all of the financial instruments' recorded values approximate their fair values because of their nature and respective durations.

The Company complies with the provisions of ASC 820-10, "Fair Value Measurements and Disclosures." ASC 820-10 relates to financial assets and financial liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2015 and 2014 (Unaudited)

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

(3) Inventory

Inventory, which consists primarily of raw materials and finished goods, is stated at the lower of cost (first-in, first-out basis) or market (net realizable value). The inventory value at September 30, 2015 and December 31, 2014 was as follows:

	September 30,	December 31,
	2015	2014

Raw Materials	$146,634	$129,852
Work-in Progress	5,119	33,106
Finished Goods	84,089	75,186
Engineering Models	3,726	3,726
Subtotal	$239,568	$241,870
Less: Reserve for
Obsolescence	(76,000)	(78,000)
Total	$163,568	$163,870

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2015 and 2014 (Unaudited)

(4) Notes Payable

Notes Payable at September 30, 2015 includes a demand note totaling $26,958 from one corporation, with an interest rate of 8% per annum. Accrued interest related to this note was $7,315 and interest expense for the nine months ended September 30, 2015 was $1,566.

(5) Factor Financing

The outstanding balance owed to the Factor at September 30, 2015 for financed accounts receivable was $75,580. Interest expense and related costs paid to the Factor for the nine months ended September 30, 2015 was $16,336.

(6) Due to Officer

On August 1, 2014, the Chief Executive Officer, who is also the Company's majority shareholder, paid off $56,291 of the SBA- backed working capital loan balance of on behalf of the Company. The $56,291 is payable on demand and accrues interest at a rate of 8% per annum. Payments will be made for the amount demanded plus accrued interest on the unpaid balance through the demand date. As of December 31, 2014, the Company repaid $10,000 of principal plus accrued interest of approximately $3,675. For the nine months ended September 30, 2015, the Company borrowed an aggregate amount of $25,000 and repaid $16,000 leaving a balance of $55,291 in principal and $0 in accrued interest.

(7) Capital

Preferred Stock

On July 10, 2013, the Board of Directors of the Company approved a certificate of amendment to the articles of incorporation and changed the authorized capital stock of the Company to include and authorize 500,000 shares of Preferred Stock, par value $0.001 per share.

In July 2013, the Board of Directors of the Company designated 140,000 shares of Preferred Stock as Series A Convertible Preferred Stock (or "Series A"). Furthermore, each share of Series A is convertible into 100 shares of common stock at any time after issuance and the holder of each share of Series A is entitled to 100 votes when the vote of holders of the Company's common stock is sought. In January 2015, the Board of Directors of the Company increased the number of Series A designated from 140,000 to 401,000. As of September 30, 2015, 1,000 shares of Series A are outstanding.

On April 28, 2015, the Company executed a Securities Purchase Agreement pursuant to which it agreed to sell an aggregate of 75,000 shares of Series B Convertible Preferred Stock to a private investment firm for a total purchase price of $500,000. The prospective investor never executed the Agreement and informed the Company that it will not be proceeding with the proposed investment. As of September 30, 2015, no shares of Series B are outstanding.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2015 and 2014 (Unaudited)

Common Stock:

The Company originally authorized 50,000,000 shares of common stock with a par value of $0.001. Effective May 20, 2014, the Company increased its authorized shares of common stock from 50,000,000 to 500,000,000.

During the nine months ending September 30, 2015, no shares of common stock were issued.

(8) Subsequent Events

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report. There are no material subsequent events to report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

We design, engineer and assemble micro-wave component based amplifiers that meet individual customer's specifications. Our products consists of Radio Frequency (RF) amplifiers and related subsystems, operating at multiple frequencies from 50kHz to 44GHz, including Low Noise Amplifiers, Medium Power Amplifiers, oscillators, filters, and custom assemblies designs. We also offer non-recurring engineering services on a project-by-project basis, for a predetermined fixed contractual amount, or on a time plus material basis.

Recent Developments

None.

Emerging Growth Company Status

We are an "emerging growth company," as defined in the JOBS Act. For as long as we are an "emerging growth company," we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies," including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding advisory "say-on-pay" votes on executive compensation and shareholder advisory votes on golden parachute compensation.

Under the JOBS Act, we will remain an "emerging growth company" until the earliest of:

•	the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more;
•	the last day of the fiscal year following the fifth anniversary of the completion of this offering;
•	the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and
•

the date on which we are deemed to be a "large accelerated filer" under the Securities Exchange Act of 1934, or the Exchange Act. We will qualify as a large accelerated filer as of the first day of the first fiscal year after we have (i) more than $700 million in outstanding common equity held by our non-affiliates and (ii) been public for at least 12 months. The value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter.

The Section 107 of the JOBS Act provides that we may elect to utilize the extended transition period for complying with new or revised accounting standards and such election is irrevocable if made. As such, we have made the election to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

Results of Operations

For The Nine Months Ended September 30, 2015 and September 30, 2014

Revenues

Sales increased by $155,278 or approximately 16%, when comparing sales for the nine months ended September 30, 2015 of $1,107,472 to sales for the nine months ended September 30, 2014 of $952,194. This increase was directly related to an increase in production capacity that resulted from more efficient outsourcing of assembly on certain large and reoccurring foreign and domestic sales orders.

Cost of Goods Sold and Gross Profit

Cost of goods sold remained consistent when comparing the nine months ended September 30, 2015 to the nine months ended September 30, 2014. There is a 23% increase in gross profit as a percentage of sales, or $105,632 when comparing the first nine months of 2015 gross profit of $561,318 to the first nine months of 2014 gross profit of $455,686. This increase is a direct result of a domestic sales order that was shipped in 2014 with an overall significantly lower gross margin as compared to items shipped in 2015.

General and Administrative Expenses

General and administrative expenses slightly decreased from $511,404 for the first nine months of 2014 compared to $478,332 for the first nine months of 2015, a decrease of $33,072. This resulted from decreases in various general and administrative expenses such as investor relations and consulting expenses.

Income (Loss) From Operations

As a result of the above, the Company had net income from operations of $82,986 for the nine months ended September 30, 2015 compared to a loss from operations of $55,718 for the nine months ended September 30, 2014, an overall increase of $138,704.

Other Income (Expenses)

Interest expense decreased from $169,186 for the first nine months of 2014 compared to $27,217 for the first nine months of 2015, a decrease of $141,969 or approximately 84%. The decrease is primarily due to the extinguishment of convertible debt interest in 2014.

For The Three Months Ended September 30, 2015 and September 30, 2014

Revenues

Sales increased by $71,402 or approximately 23%, when comparing sales for the three months ended September 30, 2015 of $380,233 to sales for the three months ended September 30, 2014 of $308,831. This increase was directly related to an increase in production capacity that resulted from more efficient outsourcing of assembly on certain large and reoccurring foreign sales orders.

Cost of Goods Sold and Gross Profit

Cost of goods sold as a percentage of sales increased by $36,443 or 21% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase is due primarily to the increase in materials purchased in bulk for reoccurring foreign sales orders. This resulted in a corresponding 26% increase in gross profit as a percentage of sales, or $34,959 when comparing the first three months of 2015 gross profit of $168,242, to the first three months of 2014 gross profit of $133,283. This increase was directly related to an increase in production capacity that resulted from more efficient outsourcing of assembly on certain large and reoccurring foreign sales orders with a higher gross margin.

General and Administrative Expenses

General and administrative expenses decreased from $176,683 for the three months ended September 30, 2014 compared to $144,892 for the three months ended September 30, 2015, a decrease of $31,791. This resulted from decreases in various general and administrative expenses such as investor relations and consulting expenses.

Income (Loss) From Operations

As a result of the above, the Company had net income from operations of $23,350 for the three months ended September 30, 2015 compared to a net loss from operations of $43,400 for the three months ended September 30, 2014, an increase of $66,750.

Other Income (Expenses)

Interest expense decreased from $43,054 for the three months ended September 30, 2014 compared to $7,844 for the three months ended September 30, 2015, a decrease of $35,210. The decrease is primarily due to the extinguishment of convertible debt interest in 2014. Overall, other expenses decreased by $501,200 when comparing the three months ended September 30, 2015 to September 30, 2014 as compensation related to the issuance of Series A Convertible Preferred that was recognized in 2014.

Liquidity and Capital Resources

We have historically financed our operations by the issuance of convertible promissory notes, debt from third party lenders, notes issued to various private individuals and personal funds advanced from time to time by the majority shareholder, who is also the President and Chief Executive Officer of the Company.

As of September 30, 2015, we had $26,090 in cash and cash equivalents compared to $19,162 in cash and cash equivalents as of December 31, 2014. As of December 31, 2014 and September 30, 2015 we had a working capital deficit of $30,145 and working capital of $46,090, respectively. We had a stockholders' equity of $91,073 at December 31, 2014 and stockholder's equity of $146,842 at September 30, 2015.

Net cash provided by operating activities was $16,645 for the nine months ended September 30, 2015. Net cash used in investing activities was $1,575 for the nine months ended September 30, 2015. The net cash used in financing activities for the nine months ended September 30, 2015 was $8,142 which results primarily from the repayment to the financed capital lease.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the Company continuing as a going concern. As of September 30, 2015, the Company had working capital of only $46,090 and stockholders' equity of only $146,842. Additionally, there was a net loss of $770,070 for the year ended December 31, 2014.These factors raise substantial doubt as to the Company's ability to continue as a going concern. However, the Company hopes to improve its financial condition by raising working capital from the issuance of additional equity or debt instruments. Also, the Company hopes to improve operations by pursuing new customers, developing new products and expanding its distribution channels, both domestically and internationally, in order to increase sales and improve cash flow. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. Company's cash and cash equivalents were deposited primarily in one financial institution.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of Accounts Receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change in the future.

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

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") 740 "Income Tax". ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has adopted the provisions of FASB ASC 740-10-05 "Accounting for Uncertainty in Income Taxes". The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Earnings (Loss)Per Share

Basic earnings (loss) per share ("EPS") is determined by dividing the net earnings (loss) by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings (loss) by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities(such as stock options and convertible securities) outstanding under the treasury stock method. There were no dilutive financial instruments issued or outstanding for the periods presented.

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

Revenue Recognition

Revenues and costs of revenues are recognized during the period in which the products are shipped. The Company applies the provisions of FASB Accounting Standards Codification ("ASC") 605-10, Revenue Recognition in Financial Statements ASC 605-10, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. ASC 605-10 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue for sale of products when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) the collectability is reasonably assured.

The Company's sources of revenue are from the sale of various component amplifiers. Revenue is recognizes upon shipment of such products. The Company offers a 100% satisfaction guarantee against defects for 90 days after the sale of their product except for a few circumstances. There are no maintenance or service contracts related to any product sale.

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

Based on the evaluation as of September 30, 2015, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

AmpliTech Group, Inc.

Date: November 16, 2015	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2015	By:	/s/ Louisa Sanfratello
Louisa Sanfratello
Chief Financial Officer
(Principal Financial and Accounting Officer)

