Form 10-K
period 2015-12-31
AmpliTech Group, Inc.
filed 2016-03-31
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-54355

AmpliTech Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-4566352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

620 Johnson Avenue Bohemia, NY 11716	11716
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (631) 521-7831

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant's common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of the common stock as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $1,030,681.

As of March 30, 2016, the registrant had 46,136,326 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

AMPLITECH GROUP, INC.

ANNUAL REPORT ON FORM 10-K

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to "we," "us," "our," "our Company", "the Company" or "AmpliTech" are to the combined business of AmpliTech Group, Inc. and its consolidated subsidiary, AmpliTech, Inc.

Forward-Looking Statements

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "estimate," "intend," "could," "should," "would," "may," "seek," "plan," "might," "will," "expect," "anticipate," "predict," "project," "forecast," "potential," "continue" negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

New to our list of products is the 18 to 40 GHz wide band low noise amplifier. It is designed mainly for wideband telecommunications such as military and space applications, point to point radios as well as test equipment.

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

Our Technology

Our products are supported byhybrid design topologies that create highly linear Radio Frequency (RF) products that amplify and transform signals with minimal addition of noise, achieving high Signal to Noise Ratio (SNR) and increased receiver sensitivity and range, at a low cost and low power consumption. Our hybrid design topologies include:

•	Discrete Microwave Integrated Circuit (MIC) Pseudomorphic High Electron Mobility Transistor (PHEMT)

•	MIC and Low Noise MIC

The discrete topology that we utilize provides various advantages:

•	Can easily optimize Voltage Standing Wave Ratio (VSWR) and Noise Figure

•	Flexibility of design; can easily adapt to change of specs, technology, etc.

•	Low DC power consumption

•	Can control and optimize and gain flatness due to discrete gain stages

•	Optimum use of MIC technology and experience

•	Use of negative bias is not necessary

•	Better part availability

Our research and development activities are conducted on new product designs to the extent as requested by the customers. The cost of our research and development activities is incorporated into the unit selling prices and, as such, is borne directly by the customers. For the years ending December 31, 2015 and 2014, there have been no research and development costs.

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

Suppliers

Our material consists of purchased component parts used in our assembly process. The following table describes suppler concentration based upon the percentage of materials purchased from each supplier for 2015:

Supplier A	$74,623	22.60%
Supplier B	56,519	17.11%
Supplier C	23,850	7.22%
Supplier D	17,647	5.34%
Supplier E	15,815	4.79%
All other suppliers (approximately 58)	141,792	42.94%
Total	$330,246	100%

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

The following table sets forth our customers that account for more than 10% of our total revenue for 2015:

Customer A	$480,900	32.39%

Customer B	$226,270	15.24%

While the above customers represent more than 10% our total revenue, Amplitech Inc. is not dependent solely on one major customer.

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

Intellectual Property

Except the domain name of "amplitechinc.com", we currently do not own any intellectual property rights. We rely on contractual restrictions to protect our proprietary rights in products and services. It is our policy to enter into confidentiality and invention assignment agreements with our employees and contractors as well as nondisclosure agreements with our suppliers and strategic partners in order to limit access to and disclosure of our proprietary information. We cannot assure you that these contractual arrangements or the other steps taken by us to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies.

Employees

As of March 30, 2016, we have eight full time employees. From time to time, we may hire additional workers on a contract basis as the need arises.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. PROPERTIES

Our principal executive office is located at 620 Johnson Avenue, Bohemia, NY 11716. The property at this location is leased by the Company at monthly rental expense of $4,167 for a term of five years ending January 31, 2021. The annual basic rent shall be increased by 3.75% in each successive lease year. Our wholly owned subsidiary, AmpliTech, Inc., also operates out of our principal executive office. We believe that currently this space is adequate.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On February 20, 2013, the Company received approval by Financial Industry Regulatory Authority (FINRA) for adding the Company's common stock on the OTC Bulletin Board, effective the next day.

Our common stock has become quoted on the OTC Bulletin Board under the symbol "AMPG" since February 22, 2013.

The quotations of the closing prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarters Ended	High	Low
March 31, 2014	$.08	$.05
June 30, 2014	$.03	$.03
September 30, 2014	$.02	$.02
December 31, 2014	$.02	$.02
March 31, 2015	$.04	$.02
June 30, 2015	$.03	$.01
September 30, 2015	$.02	$.01
December 31, 2015	$.03	$.01

Holders

As of March 22, 2016, there were 50 holders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the Company's fiscal year ended December 31, 2015 which were not previously reported.

ITEM 6. SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in "Item 8. Financial Statements and Supplementary Data."

Forward-Looking Statements

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See "Forward-Looking Statements." Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

Our plans for the next year include new product development, expansion of existing product line and targeting mergers and acquisitions.

Results of Operations

As of December 31, 2015, the Company had a working capital of $44,876 and an Accumulated Deficit of $1,536,990. Additionally, there was a net income of $50,050 for the year ended December 31, 2015 and a net loss of $770,070 for the year ended December 31, 2014. The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. We hope to improve the Company's financial condition by raising working capital from the issuance of additional notes with equity convertible features and pursue new customers to improve our operational results. However, there is no assurance that the Company will be successful in accomplishing these objectives. If adequate funds are not available, our business would be jeopardized and we may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

For Years Ended December 31, 2015 and December 31, 2014

Revenues

Sales increased to $1,484,793 for the year ended December 31, 2015 from $1,276,111 for the year ended December 31, 2014, an increase of $208,682 or approximately 16.4%. This increase resulted from a backlog of both domestic and foreign orders that were either completed in house or outsourced to an assembly facility.

Cost of Goods Sold and Gross Profit

Cost of Goods Sold increased from $663,056 in 2014 to $751,707 in 2015, an increase of $88,651 or approximately 13.4%. This increase was the direct result of purchasing inventory parts for one of our foreign orders with a high gross profit margin representing approximately 32% of our sales. As a result, the gross profit was $613,055 for 2014 compared to $733,086 for 2015, an increase of $120,031 or 19.6%

General and Administrative Expenses

General and administrative expenses decreased to $646,506 in 2015 from $683,885 in 2014, a decrease of $37,379, or approximately 5.5%. While overall spending in product sales and marketing have increased, a major portion of the decrease is related to reduced spending in investor relations and consulting fees.

Other Income (Expenses)

Interest expense decreased $163,590, or 81.8%, when comparing the year ended December 31, 2015 to the year ended December 31, 2014. This decrease is primarily due to the extinguishment of convertible debt and the refinancing of accounts receivable factoring in 2014. There was also a $2,080 gain that was recognized in 2014 related to shares being issued to satisfy certain debt. On May 8, 2014, the Board issued 140,000 shares of Series A to the principal executive officer and sole director of the Company. As a result, the Company recognized a non cash compensation expense of $501,200 based on the fair-market value of the 100 underlying shares of common stock on the date of issuance, which was $.0358 per common share. On December 23, 2014 the principal officer returned to the Company 139,000 of the 140,000 shares of Series A issued to him on May 8, 2014. The extinguishment of these 139,000 shares has been accounted for in accordance with ASC260-10-599-2 and has been treated in a manner similar to that of dividends. Furthermore, because the company is in an accumulated deficit position, the difference between the carrying amount of the Preferred Stock returned and the value of the consideration given is booked into Additional Paid in Capital.

Net Income (Loss)

As a result of the increase in gross profit and the decrease in general and administrative and other expenses described above from 2015 to 2014, the Company had a net income of $50,050 in 2015 compared to a net loss of $770,070 in 2014.

Liquidity and Capital Resources

Operating Activities

The net cash provided by operating activities for the year ended December 31, 2015 was $29,809 resulting primarily from a decrease in inventory, depreciation expense and the amortization of debt discount from the convertible debt.

The net cash used in operating activities for the year ended December 31, 2014 was $53,811, which was primarily the result of an increase in inventory and the repayment of accounts payable, factor financing, capital leases and loans payable.

Investing Activities

The net cash used in investing activities for the year ended December 31, 2015 was $1,575 which was for the purchase of equipment.

There were no investing activities for the year ended December 31, 2014.

Financing Activities

The net cash provided by financing activities for the year ended December 31, 2015 was $1,639 which was attributable to obtaining a line of credit to repay the factor financing and an additional loan advance from the Chief Executive Officer of the company.

The net cash provided by financing activities for the year ended December 31, 2014 was $62,350 which were funds raised from direct investments and the issuance of convertible notes used to make repayments on existing loans, notes and the capital lease.

We have historically financed our operations through debt from third party lenders, notes issued to various private individuals and personal funds advanced from time to time by the majority shareholder, who is also the President and Chief Executive Officer of the Company. The amount due to our officer is unsecured, interest bearing and payable upon demand. During the year, the CEO contributed an additional net amount of $32,000. The balance owed at December 31, 2015 was $78,291.

As of December 31, 2015, we had cash and cash equivalents of $49,035 a working capital of $44,876 and an accumulated deficit of $1,536,990.

On November 16, 2015, we terminated our factoring agreement and the balance of the loan was paid in full with the Company's newly acquired commercial line of credit agreement and note for $150,000. This agreement will be paid over a three year term with monthly payments equal to 2.780% of the outstanding balance plus accrued interest. The initial variable interest rate on this agreement is 5.25% per annum. This interest rate may change every year on the anniversary date or change date to reflect the new prime rate in effect as per the Wall Street Journal plus 2%. The interest rate will never be greater than 25% or less than 5%. As of December 31, 2015, the outstanding balance was $62,361. Interest expense relating to this line of credit for 2015 was $298.

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

Off Balance Sheet Transactions

As of December 31, 2015, we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AmpliTech Group, Inc.

Index To Consolidated Financial Statements

For The Years Ended December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

AmpliTech Group, Inc.

We have audited the accompanying consolidated balance sheets of AmpliTech Group, Inc. as of December 31, 2015 and 2014, and the related statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2015. AmpliTech Group, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmpliTech Group, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 31, 2016

AmpliTech Group, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014
Assets

Current Assets
Cash and cash equivalents	$49,035	$19,162
Accounts receivable	175,869	133,388
Inventory, net	145,815	163,870
Prepaid expenses	13,072	6,825

Total Current Assets	383,791	323,245

Property and equipment, net	87,814	115,843
Security deposits	8,433	5,375

Total Assets	$480,038	$444,463

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable and accrued expenses	$93,675	$99,743
Customer deposits	77,630	87,676
Notes payable	26,958	26,958
Line of credit	62,361	-
Factor financing	-	68,836
Current portion of capital leases	-	23,886
Due to officer	78,291	46,291

Total Current Liabilities	338,915	353,390

Total Liabilities	338,915	353,390

Commitments and Contingencies	-	-

Stockholders' Equity
Series A convertible preferred stock, par value $.001, 401,000 shares authorized, 1,000 shares issued and outstanding, respectively	1	1
Series B convertible preferred stock, par value $.001, 75,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Common Stock, par value $.001, 500,000,000 shares authorized, 46,136,326 shares issued and outstanding, respectively	46,136	46,136
Additional paid-In capital	1,631,976	1,631,976
Accumulated deficit	(1,536,990)	(1,587,040)

Total Stockholders' Equity	141,123	91,073

Total Liabilities and Stockholders' Equity	$480,038	$444,463

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.
Consolidated Statements of Operations
For The Years Ended December 31, 2015 and 2014

	2015	2014

Sales	$1,484,793	$1,276,111

Cost of goods sold	751,707	663,056

Gross Profit	733,086	613,055

General anl administrative	646,506	683,885

Income (Loss) From Operations	86,580	(70,830)

Other Income (Expenses);

Interest expense	(36,530)	(200,120)
Gain (Loss) on shares issued for debt and accrued liabilities, net	-	2,080
Compensation related to issuance of series A convertible preferred	-	(501,200)

Income (Loss) Before Income Taxes	50,050	(770,070)

Provision For Income Taxes	-	-

Net Income (Loss)	50,050	(770,070)

Net Income (Loss ) Per Share;
Basic	$0.00	$(0.02)
Diluted	$0.00	$(0.02)

Weighted Average Shares Outstanding;
Basic	46,136,326	32,028,294
Diluted	85,743,945	32,028,294

See accompanying notes to the consolidated financial statements

Amplitech Group, Inc.
Consolidated Statements of Stockholders' Equity
For The Years Ended December 31,2015 and 2014

	Series A Convertible Preferred		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2013	0	0	22,153,904	22,154	574,573	(816,970)	(220,243)

Conversion of convertible promissory notes			14,365,756	14,366	205,247		219,613

Note payable and accrued expenses exchanged for common stock			950,000	950	40,050		41,000

Discounts related to the beneficial conversion feature of convertible notes					119,572		119,572

Series A convertible preferred stock issuance	1,000	1			501,200		501,201

Common stock issued for cash			8,666,666	8,666	191,334		200,000

Net loss for the year ended December 31, 2014						(770,070)	(770,070)

Balance, December 31, 2014	1,000	1	46,136,326	46,136	1,631,976	(1,587,040)	91,073

Net income for the year ended December 31, 2015						50,050	50,050

Balance, December 31, 2015	1,000	1	46,136,326	46,136	1,631,976	(1,536,990)	141,123

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.
Consolidated Statements of Cash Flows
For The Years Ended December 31, 2015 and 2014

	December	December
	2015	2014
Cash Flows from Operating Activities:
Net Income (Loss)	$50,050	$(770,070)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,604	38,202
Amortization of beneficial conversion discounts	-	119,573
Financing costs related to a convertible note	-	7,800
Gain on shares issued for debt and accrued expenses, net	-	(2,079)
Compensation related to issuance of series A convertible preferred	-	501,200
Changes in Operating Assets and Liabilities:
Accounts receivable	(42,481)	45,425
Inventory	18,055	(35,792)
Prepaid expenses	(6,247)	49,975
Security deposits	(3,058)	-
Accounts payable and accrued expenses	(6,068)	(53,764)
Customer deposits	(10,046)	45,719

Total Adjustments	(20,241)	716,259

Net cash provided by (used in ) operating activities	29,809	(53,811)

Cash Flows from Investing Activities:
Purchase of equipment	(1,575)	-

Net cash used in investing activities	(1,575)	-

Cash Flows from Financing Activities:
Repayment of convertible note	-	(40,000)
Proceeds from convertible note,net	-	40,000
Sale of restricted common stock	-	200,000
Advances from/(repayments to) factor financing, net	(68,836)	(47,548)
Advances from/(repayment to) line of credit,net	62,361	-
Note and loan repayments,net	-	(20,717)
Capital lease financing repayments	(23,886)	(59,385)
Proceeds from officer	79,000	-
Repayment to officer	(47,000)	(10,000)

Net cash provided by financing activities	1,639	62,350

Net increase in cash and cash equivalents	29,873	8,539

Cash and Cash Equivalents, Beginning of Period	19,162	10,623

Cash and Cash Equivalents, End of Period	$49,035	$19,162

Supplemental disclosures:
Cash paid for interest expense	$27,217	$6,859
Cash paid for income taxes	$-	$649

Non-cash financing and investing activities

Conversion of convertible notes payable	$-	$219,613
Accounts payable and accrued expenses exchanged for common stock	$-	$20,000
Convertible notes issued in extinguishment of note payable		$21,000
Loan payable balance paid by officer	$-	$56,291
Beneficial conversion feature	$-	$119,574
Extinguishment of Series A convertible preferred shares	$-	$139

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2015 and 2014

(1) Organization and Business Description

AmpliTech, Inc. ("AmpliTech" or "the Company") was incorporated under the laws of the State of New York on October 18, 2002. AmpliTech designs, engineers and assembles micro-wave component based low noise amplifiers ("LNA") that meet individual customer specifications. Application of the Company's proprietary technology results in maximum frequency gain with minimal background noise distortion as required by each customer. The Company has both domestic and international customers in such industries as aerospace, governmental, defense and commercial satellite.

(2) Summary of Significant Accounting Policies

Basis of Accounting

The accompanying financial statements have been prepared using the accrual basis of accounting.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of December 31, 2015 and 2014 the Company's cash and cash equivalents were deposited primarily in one financial institution.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change in the future. An allowance of $0 has been recorded at December 31, 2015 and 2014, respectively.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2015 and 2014

Depreciation and Amortization

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") 740 "Income Tax". ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has adopted the provisions of FASB ASC 740-10-05 "Accounting for Uncertainty in Income Taxes". The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2015 and 2014, the Company had no material unrecognized tax benefits.

Earnings (Loss) Per Share

Basic earnings (loss) per share ("EPS") are determined by dividing the net earnings (loss) by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings (loss) by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. As of December 31, 2015 and 2014 there were 39,607,619 and 0, respectively potential dilutive shares that needed to be considered as common share equivalents.

AmpliTech Group, Inc

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2015 and 2014

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

Revenue Recognition

Revenues and costs of revenues are recognized during the period in which the products are shipped. The Company applies the provisions of FASB Accounting Standards Codification ("ASC") 605-10, Revenue Recognition in Financial Statements ASC 605-10, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. ASC 605-10 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue for sale of products when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv)the collectability is reasonably assured.

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

For The Years Ended December 31, 2015 and 2014

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

Application of Valuation Hierarchy

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. As such, the Company assessed that the fair value of cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, customer deposits, notes payable, factor financing, current portion of capital leases and loans payable and due to officer approximate their carrying values due to their short-term nature.

AmpliTech Group, Inc

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2015 and 2014

(3) Inventory

Inventory, which consists primarily of raw materials and finished goods, is stated at the lower of cost (first-in, first-out basis) or market (net realizable value). The inventory value at December 31, 2015 and 2014 was as follows;

	2015	2014

Raw Materials	$119,027	$129,852
Work-in Progress	11,562	33,106
Finished Goods	87,500	75,186
Engineering Models	3,726	3,726

Subtotal	$221,815	$241,870
Less: Reserve for Obsolescence	(76,000)	(78,000)

Total	$145,815	$163,870

(4) Property and Equipment

Property and Equipment with estimated useful lives of seven and ten years consisted of the following at December 31, 2015 and 2014;

	2015	2014

Lab Equipment	$546,498	$544,923
Furniture and Fixtures	11,568	11,568

Subtotal	558,066	556,941
Less: Accumulated Depreciation	(470,252)	(440,648)

Total	$87,814	$115,843

Depreciation expense for 2015 and 2014 was $29,604 and $30,195 respectively.

AmpliTech Group, Inc

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2015 and 2014

(5) Convertible Notes Payable

During 2014 the Company had converted $214,293 of convertible promissory notes plus accrued interest of $5,320 to 14,365,756 shares of free trading common stock at a conversion price ranging from $.0094 to $.06 per share with interest rates between 8 to 12%.

(6) Notes Payable

Notes Payable at December 31, 2015 and 2014 includes a demand note totaling $26,958 from one corporation with an interest rate of 8% per annum. Accrued interest related to this note was $7,858 and $5,750 as of December 31, 2015 and 2014, respectively. Interest expense related to these notes for 2015 and 2014 was $2,108 and $2,157 respectively.

(7) Line of Credit

On November 16, 2015, the Company entered into a commercial line of credit agreement and note for $150,000. This agreement will be paid over a three year term with monthly payments equal to 2.780% of the outstanding balance plus accrued interest. The initial variable interest rate on this agreement is 5.25% per annum. This interest rate may change every year on the anniversary date or change date to reflect the new prime rate in effect as per the Wall Street Journal plus 2%. The interest rate will never be greater than 25% or less than 5%. As of December 31, 2015, the outstanding balance was $62,361. Interest expense relating to this line of credit for 2015 was $298.

(8) Factor Financing

In September 2011, AmpliTech entered into an agreement with a private lender ("the Factor") to finance 80% of certain accounts receivable, with recourse, plus 50% of domestic sales orders. The total credit facility is $300,000, including a maximum of $60,000 to finance domestic sales orders until such time as they are converted to accounts receivable. The discount fee charged by the Factor to finance the accounts receivable is 2% of the customer invoice for the first thirty days, plus 1% for each fifteen day period thereafter to a maximum of ninety days at which time the invoice is charged back to the Company with full recourse. The discount fee related to the financed sales orders is 2% per each thirty day period until converted to accounts receivable.

The outstanding balances owed to the Factor at December 31, 2015 and 2014 for financed accounts receivable was $0 and $68,836 respectively. Discounts, interest expense and factoring fees related to this facility were $22,655 and $29,695 for the years ended December 31, 2015 and 2014, respectively.

The factoring agreement was terminated on November 16, 2015 and the balance of $64,790 was paid in full with the Company's newly acquired Line of Credit (See Note 7).

AmpliTech Group, Inc

Notes To Consolidated Financial Statements
For The Years Ended December 31, 2015 and 2014

(9) Capital Leases

AmpliTech entered into a thirty-six month lease agreement to finance certain laboratory equipment in May 2012 with a bargain purchase option of $1. As such, the Company has accounted for this transaction as a capital lease, assuming an imputed 6% annual interest rate. The capital lease was paid in full in 2015.

(10) Due to Officer

On August 1, 2014, the Chief Executive Officer, who is also the Company's majority shareholder, paid off $56,291 of the SBA- backed working capital loan balance of on behalf of the Company. The balance of the deferred financing costs of $8,007 associated with this loan was written off as amortization expense. The $56,291 is payable on demand and accrues interest at a rate of 8% per annum. Payments will be made for the amount demanded plus accrued interest on the unpaid balance through the demand date. During the year ended December 31, 2015, the Company borrowed an additional $79,000 net and repaid $47,000 in principle and paid $2,629 of interest expense. As of December 31, 2014, the Company repaid $10,000 of principle plus accrued interest of approximately $1,592.

(11) Income Taxes

The provision for (benefit from) income taxes for the years ended December 31, 2015 and 2014 are as follows, assuming a combined effective tax rate of approximately 40%.

	Years Ended
	December 31,
	2015	2014

Federal and state taxable income	$-	$-

Total current tax provision	-	-

Federal and state loss carryforwards	20,020	(107,548)
Change in valuation allowance	(20,020)	107,548

Total deferred tax provision	-	-

Total income tax provision	$-	$-

AmpliTech Group, Inc

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2015 and 2014

The Company had deferred tax income tax assets as of December 31, 2015 and 2014 as follows:

	December 31,
	2015	2014

Loss carryforwards	$414,316	$434,336
Less: valuation allowance	(414,316)	(434,336)

Total net deferred tax assets	$-	$-

The Company has maintained a full valuation allowance against the total deferred tax assets for all periods due to the uncertainty of future utilization.

As of December 31, 2015, the Company has net federal and state net operating loss carry forwards of approximately $1,085,840 that expire in various years through 2034.

(12) Capital Stock

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

AmpliTech Group, Inc

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2015 and 2014

The Company granted the principal executive officer and sole director of the Company an immediately exercisable option to purchase an aggregate of 400,000 shares of Series A at an exercise price of $0.0206 per share of the underlying common stock. The extinguishment of these 139,000 shares has been accounted for in accordance with ASC 260-10-599-2 and has been treated in a manner similar to that of dividends. Furthermore, because the company is in an accumulated deficit position, the difference between the carrying amount of the preferred stock returned and the value of the consideration given is booked into additional paid in capital.

Common Stock:

The Company originally authorized 50,000,000 shares of common stock with a par value of $0.001. Effective May 20, 2014, the Company increased its authorized shares of common stock from 50,000,000 to 500,000,000. As of December 31, 2015 and 2014 the Company had 46,136,326 shares of common stock issued and outstanding, respectively.

Between February 28, 2014 and March 18, 2014, the holder of the Convertible Promissory Note dated August 21, 2013 for $58,000 converted the entire balance, plus accrued interest related thereto of $2,320, into 1,069,436 shares of free trading common stock at an average conversion price of approximately $.06 per share.

On March 31, 2014, a note payable due an individual in the amount of $12,000, plus accrued interest of $13,080 related thereto, was exchanged for 350,000 shares of restricted common stock at approximately $.072 per share. The fair market value of the Company's common stock on this date was $.06 per share. As a result, the Company recognized a gain in the amount of $4,080.

On March 31, 2014, accrued commissions to a sales agent in the amount of $7,500 was exchanged for 100,000 shares of restricted common stock at $.075 per share. The fair market value of the Company's common stock on this date was $.06 per share. As a result, the Company recognized a gain in the amount of $1,500.

On April 15, 2014, the holder of the Convertible Promissory Note dated September 26, 2013 for $42,500 converted $15,000 of this balance into 717,703 shares of free trading common stock at a conversion price of approximately $.02 per share.

Between May 27, 2014 and June 12, 2014, the holder of the Convertible Promissory Note dated November 27, 2013, with a total value of $81,293 related to the first advance, converted an additional $15,625 of this balance into 1,250,000 shares of free trading common stock at an average conversion price of $.0125 per share.

On May 29, 2014, an accrued professional fee to a consultant in the amount of $10,500 was exchanged for 500,000 shares of restricted common stock at $.021 per share. The fair market value of the Company's common stock on this date was $.03 per share. As a result, the Company recognized a loss in the amount of $3,500.

AmpliTech Group, Inc

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2015 and 2014

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

Between September 9, 2014 and September 29, 2014, the holder of the Convertible Promissory Note dated November 26, 2013, with a total value of $81,293 related to the first advance, converted an additional $23,346 of this balance into 2,100,000 shares of free trading common stock at an average conversion price of approximately $.011 per share.

Between October 14, 2014 and November 19, 2014, the holder of the Convertible Promissory Note dated November 26, 2013, with a total value of $81,293 related to the first advance, converted the final balance of $42,322 into 4,566,076 shares of free trading common stock at an average conversion price of $.0094 per share.

Options:

See preferred stock above.

AmpliTech Group, Inc

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2015 and 2014

(13) Commitments and Contingencies:

The Company rents office space under a non-cancelable operating lease agreement that commenced in July 2011 and automatically renews annually with similar terms for an additional twelve months. The future monthly rental payments required under this operating lease agreement from July 1, 2015 through June 30, 2016 is $35,580. This lease was terminated as of January 31, 2016. On December 4, 2015, the Company entered into a new operating lease agreement to rent office space. This five year agreement commences February 1, 2016 with an annual rent of $50,000 and 3.75% increases in each successive lease year.

(14) Subsequent events

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

Based on the evaluation as of December 31, 2015, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our chief executive officer and chief financial officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015, and based on that evaluation they concluded that our internal control over financial reporting were effective.

The framework used by management in making that assessment was the criteria set forth in the document entitled "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that re-evaluation due to material weakness identified below, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2015 to ensure that information required to be disclosed in our Exchange Act reports was (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, because of material weaknesses in our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and sole director are as follows:

Name	Age	Position

Fawad Maqbool (1)	55	Chairman, President, Chief Executive Officer, and Treasurer and a Director

Louisa Sanfratello (2)	50	Chief Financial Officer and Secretary

_____________

(1)

Mr. Maqbool was appointed as our Chairman, President, Chief Executive Officer, Treasurer and Secretary on August 13, 2012 upon the closing of the Share Exchange. On August 22, 2012, Mr. Maqbool resigned as the Company's Secretary.

(2)	Ms. Sanfratello was appointed as our Chief Financial Officer on August 13, 2012 upon the closing of the Share Exchange. On August 22, 2012, Ms. Sanfratello was appointed as the Company's Secretary.

A brief description of the background and business experience of our sole executive officer and director for the past five years is as follows:

Fawad Maqbool, age 55, has served as the President, Chief Executive Officer and Chairman of the Board of Directors since founding Amplitech, Inc. 2002. He has also been the majority shareholder of the Company since its inception. Prior to founding Amplitech, Inc., Mr. Maqbool was the President of Aeroflex Amplicomm, Inc. for 2000 and 2001. His duties included, among other things, overseeing the design and development of amplifiers specifically for fiber optic communication applications. Mr. Maqbool was with MITEQ, Inc. from 1987 through 1999 where he began as an Engineering Group Leader and ultimately held the title of Department Head responsible for a staff of thirty-two consisting of engineers, technicians, assemblers and support personnel. His professional career began with the Hazeltine Corporation in 1983 where he was a Microwave Design Engineer through 1986. Mr. Maqbool received bachelor degrees in electrical engineering (major in microwaves and RF) and biomedical engineering from the City College of New York. He subsequently earned a master's degree in electrical engineering (major in microwaves and RF) from Polytechnic University.

Through his prior service, Mr. Maqbool possesses the knowledge and experience in microwaves and RF electrical engineering that aids him in efficiently and effectively identifying and executing the Company's strategic priorities.

Louisa Sanfratello, CPA, age 50, has been a self-employed independent accountant servicing numerous clients in various industries since 1998. One of her clients was the local chapter of Make a Wish Foundation. Ms. Sanfratello was the Controller of The New Interdisciplinary School from 1991 through 1997 where she was responsible for the preparation of financial statements and coordination of all outside audits, reporting directly to the executive director. Her duties included the day-to-day financial management of the organization including projection of cash flow requirements. She currently serves as the Treasurer of the Down Syndrome Advocacy Foundation. Ms. Sanfratello began her professional career in 1987 with the public accounting firm of Holtz Rubenstein & Company where she was a member of the audit staff until 1990. Ms. Sanfratello received a bachelor degree (magna cum laude) in business administration – accounting from Dowling College.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports in 2015.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and director, including our Chief Executive Officer, however, we are in the process of formulating a code of ethics and intend to adopt one in the near future.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to, the named person, during the years ended December 31, 2015 and 2014:

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Fawad Maqbool (1, 2)	2015	150,000	-	-	23,555	173,555
Chairman, President and Chief Executive Officer	2014	131,538	-	501,200	40,415	673,153

_______________

1.	Represents Mr. Maqbool's compensation from AmpliTech, Inc. for 2015 and 2014.

2.	In May 2014, the Board issued 140,000 shares of Series A to Mr. Maqbool and recognized a compensation expense of $501,200. On December 23, 2014, 139,000 shares were returned to the Company.

Outstanding Equity Awards at Fiscal Year End

Except as indicated in the above table, none of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2015 and 2014.

Compensation of Our President and Chief Executive Officer

Fawad Maqbool, as our sole director, has authority and discretion to determine his own compensation for serving as the Company's President and Chief Executive Officer.

Compensation of Directors

During the year ended December 31, 2015 and 2014, our sole director Fawad Maqbool did not receive any compensation solely for service as a director.

Compensation Committee Interlocks and Insider Participation

During the fiscal years of 2015 and 2014, we did not have a standing compensation committee. Our board of directors was responsible for the functions that would otherwise be handled by the compensation committee. The sole director conducted deliberations concerning executive officer compensation, including directors who were also executive officers. Fawad Maqbool, as our sole director, has authority and discretion to determine his own compensation for serving as the Company's President and Chief Executive Officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of March 30, 2016. Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of December 31, 2015 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise indicated below, the address of each person listed in the table below is c/o 620 Johnson Avenue, Bohemia, NY 11716.

	Amount and Nature of Beneficial
	Ownership Common Stock (1)
Name and Address of Beneficial Owner	No. of Shares	% of Class
Directors and Officers
Fawad Maqbool,(2) Chairman, President, and Chief Executive Officer	11,780,280	25.53%
Louisa Sanfratello, Chief Financial Officer	200,000	Less than 2%
All officers and directors as a group (2 persons)	11,980,280	25.97%

5% Security Holders
Microphase Corporation 587 Connecticut Aveunue Norwalk, CT 06854	8,666,666	18.78%

Harry B. Webster 8702 Sea Ash Circle Round Rock, TX 78681	4,322,987	9.37%

______________

(1)	Based on 46,136,326 shares of common stock issued and outstanding as of March 30, 2016.

(2)

Excludes (i) 140,000 shares of Series A Convertible Preferred Stock and (ii) an option to purchase 400,000 shares of Series A Preferred Stock. The holder of the Series A Convertible Preferred is entitled to 51% of the total votes on all matters and each outstanding share of Series A is convertible at the option of the holder into 100 shares of the Company's common stock at a conversion price of $0.0206 per share.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following sets forth a summary of transactions since the beginning of the fiscal year of 2015, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest (other than compensation described under "Executive Compensation"). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

Our principal executive officer and sole director, Fawad Maqbool, advanced monies to the Company for working capital. The amount due was unsecured, interest bearing and payable upon demand. The balance and highest principal amount was $78,291 as of December 31, 2015.

Director Independence

Fawad Maqbool, the sole member of our Board of Directors, is not independent using the definition of independence under NASDAQ Listing Rule 5605(a)(2) and the standards established by the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the aggregate fees we paid for professional services provided to us for 2015 and 2014:

	2015	2014
Audit Fees	$33,727	$39,125
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$33,727	$39,125

Audit Fees

For the year ended December 31, 2015 and 2014, we paid $33,727 and $39,125 respectively for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

For the fiscal years ended December 31, 2015 and 2014, we paid approximately $0 and $0, respectively, for audit related services.

Tax Fees

For our fiscal years ended December 31, 2015 and 2014, we paid $0 and $0 respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended December 31, 2015 and 2014.

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee's responsibilities to management.

We do not have an Audit Committee. Our Board of Directors pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during 2015 were pre-approved by our Board of Directors. We do not have a record of the percentage of the above fees that were pre-approved in 2015. However, all of the above services in 2015 were reviewed and approved by our Board of Directors either before or after the respective services were rendered.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Annual Report.

1.	Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Operations for the years ended December 31, 2015 and 2014
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Exhibits:

Exhibit No.	Description

3.1	Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10 filed on April 19, 2011, as subsequently amended.
3.2	Certificate of Amendment to Articles of Incorporation dated July 31, 2012, incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed on August 13, 2012.
3.4	By-laws, incorporated herein by reference to Exhibit 3.2 the Company's Registration Statement on Form 10 filed on April 19, 2011, as subsequently amended.
4.1	Form of Convertible Note dated August 13, 2012 incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 filed on August 13, 2012.
4.2	Convertible Promissory Note dated August 21, 2013 issued to Asher Enterprises, Inc. in the original principal amount of $58,000
4.3	Note dated November 27, 2013 issued to JMJ Financial in the principal sum of $335,000, as amended on February 14, 2014
10.1	Commercial Line of Credit Agreement dated November 16, 2015.
10.2	Certificate of Designation of Series A Convertible Preferred Stock dated April 23, 2015.
21.1	List of Subsidiaries, incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-1 filed on August 13, 2012.
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer
32.1+	Section 1350 Certification of Principal Executive Officer
32.2+	Section 1350 Certification of Principal Financial Officer

101. INS*	XBRL Instance Document
101. SCH*	XBRL Taxonomy Extension Schema Document
101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB*	XBRL Taxonomy Extension Label Linkbase Document
101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmpliTech Group, Inc.

Date: March 31, 2016	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Fawad Maqbool	President, Chief Executive Officer and	March 31, 2016
Fawad Maqbool	Chairman of the Board of Directors (principal executive officer)

/s/ Louisa Sanfratello	Chief Financial Officer and Secretary	March 31, 2016
Louisa Sanfratello	(principal financial and accounting officer)

