Form 10-Q
period 2016-03-31
AmpliTech Group, Inc.
filed 2016-05-13
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 000-54355

AmpliTech Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-4566352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

 620 Johnson Avenue

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

As of May 12, 2016, the registrant had 46,136,326 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2016

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AmpliTech Group, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$127,142	$49,035
Accounts receivable	29,876	175,869
Inventory, net	230,705	145,815
Prepaid expenses	9,755	13,072

Total Current Assets	397,478	383,791

Property and equipment, net	94,934	87,814
Security deposits	8,753	8,433

Total Assets	$501,165	$480,038

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable and accrued expenses	100,769	$93,675
Customer deposits	288,690	77,630
Notes payable	26,958	26,958
Line of credit	57,441	62,361
Due to officer	27,403	78,291

Total Current Liabilities	501,261	338,915

Total Liabilities	501,261	338,915

Commitments and Contingencies	-	-

Stockholders' (Deficit) Equity
Series A convertible preferred stock, par value $.001, 401,000 shares authorized, 1,000 shares issued and outstanding, respectively	1	1
Series B convertible preferred stock, par value $.001, 75,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Common Stock, par value $.001, 500,000,000 shares authorized, 46,136,326 shares issued and outstanding, respectively	46,136	46,136
Additional paid-In capital	1,631,976	1,631,976
Accumulated deficit	(1,678,209)	(1,536,990)

Total Stockholders' (Deficit) Equity	(96)	141,123

Total Liabilities and Stockholders'(Deficit) Equity	$501,165	$480,038

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.

Consolidated Statements of Operations

For The Three Months Ended March 31, 2016 and 2015

(Unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2016	2015

Sales	$146,480	$348,452

Cost of goods sold	107,996	141,273

Gross Profit	38,484	207,179

General anl administrative	176,065	166,476

(Loss) Income From Operations	(137,581)	40,703

Other Income (Expenses);

Interest expense, net	(3,638)	(9,894)

(Loss) Income Before Income Taxes	(141,219)	30,809

Provision For Income Taxes	-	-

Net Income (Loss)	(141,219)	30,809

Net Income (Loss ) Per Share;
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted Average Shares Outstanding;
Basic	46,136,326	46,136,326
Diluted	46,136,326	85,779,616

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.

Consolidated Statements of Cash Flows

For The Three Months Ended March 31, 2016 and 2015 (Unaudited)

	March 31,	March 31,
	2016	2015
Cash Flows from Operating Activities:

Net (Loss) Income	$(141,219)	$30,809

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	7,215	7,347
Changes in Operating Assets and Liabilities:
Accounts receivable	145,993	25,650
Inventory	(84,890)	5,950
Prepaid expenses	3,317	(820)
Security deposits	(320)	-
Accounts payable and accrued expenses	7,094	(9,020)
Customer deposits	211,060	(37,417)

Total Adjustments	289,469	(8,310)

Net cash provided by operating activities	148,250	22,499

Cash Flows from Investing Activities:
Purchase of equipment	(14,335)	-

Net cash used in investing activities	(14,335)	-

Cash Flows from Financing Activities:

Advances from/(repayments to) factor financing, net	-	5,154
Advances from/(repayment to) line of credit, net	(4,920)	-
Capital lease financing repayments	-	(14,260)
Proceeds from officer	-	-
Repayment to officer	(50,888)	(6,000)

Net cash used in financing activities	(55,808)	(15,106)

Net increase in cash and cash equivalents	78,107	7,393

Cash and Cash Equivalents, Beginning of Period	49,035	19,162

Cash and Cash Equivalents, End of Period	$127,142	$26,555

Supplemental disclosures:

Cash paid for interest expense	$2,577	$9,894
Cash paid for income taxes	$-	$-

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Three Months Ended March 31, 2016 and 2015 (Unaudited)

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

On August 13, 2012 (the "Closing Date"), AmpliTech Group, Inc. ("Group") acquired AmpliTech by issuing 16,675,000 shares of its Common Stock, constituting 100% of the outstanding shares of AmpliTech. Also, pursuant to the Share Exchange Agreement, the shareholders of Group were issued an additional 741,600 shares of Common Stock on the Closing Date. These shares plus the 458,400 Group shares issued and outstanding prior to closing the share exchange on August 13, 2012 total 1,200,000 shares, or 6% on a fully diluted basis. The transactions was accounted for as a reverse acquisition in which AmpliTech is deemed to be the accounting acquirer, and the prior operations of Group are consolidated for accounting purposes. The capital balances have been retroactively adjusted to reflect the reverse acquisition.

(2) Summary of Significant Accounting Policies

Basis of Accounting

The accompanying financial statements have been prepared using the accrual basis of accounting.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of March 31, 2016 and 2015 the Company's cash and cash equivalents were deposited primarily in one financial institution.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change in the future. An allowance of $0 has been recorded at March 31, 2016 and 2015, respectively.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Three Months Ended March 31, 2016 and 2015 (Unaudited)

Depreciation and Amortization

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") 740 "Income Tax". ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has adopted the provisions of FASB ASC 740-10-05 "Accounting for Uncertainty in Income Taxes". The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At March 31, 2016 and 2015, the Company had no material unrecognized tax benefits.

Earnings (Loss) Per Share

Basic earnings (loss) per share ("EPS") are determined by dividing the net earnings (loss) by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings (loss) by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. As of March 31, 2016 there were 39,607,619 potential dilutive shares that needed to be considered as common share equivalents.

AmpliTech Group, Inc

Notes To Consolidated Financial Statements

For The Three Months Ended March 31, 2016 and 2015 (Unaudited)

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

AmpliTech Group, Inc

Notes To Consolidated Financial Statements

For The Three Months Ended March 31, 2016 and 2015 (Unaudited)

Fair Value of Assets and Liabilities

The Company's financial instruments consist of notes payable, loans payable and a derivative liability. The Company believes all of the financial instruments' recorded values approximate their fair values because of their nature and respective durations.

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

AmpliTech Group, Inc

Notes To Consolidated Financial Statements

For The Three Months Ended March 31, 2016 and 2015 (Unaudited)

 Application of Valuation Hierarchy

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. As such, the Company assessed that the fair value of cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, customer deposits, notes payable, and due to officer approximate their carrying values due to their short-term nature.

(3) Inventory

Inventory, which consists primarily of raw materials and finished goods, is stated at the lower of cost (first-in, first-out basis) or market (net realizable value). The inventory value at March 31, 2016 and December 31, 2015 was as follows:

	March 31,	December 31,
	2016	2015

Raw Materials	$182,759	$119,027
Work-in Progress	42,113	11,562
Finished Goods	78,107	87,500
Engineering Models	3,726	3,726

Subtotal	$306,705	$221,815
Less: Reserve for Obsolescence	(76,000)	(76,000)

Total	$230,705	$145,815

(4) Property and Equipment

Property and Equipment with estimated useful lives of seven and ten years consisted of the following at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015

Lab Equipment	$560,834	$546,498
Furniture and Fixtures	11,567	11,568

Subtotal	572,401	558,066
Less: Accumulated Depreciation	(477,467)	(470,252)

Total	$94,934	$87,814

Depreciation expense for the three months ended March 31, 2016 was $ 7,215.

AmpliTech Group, Inc

Notes To Consolidated Financial Statements

For The Three Months Ended March 31, 2016 and 2015 (Unaudited)

(5) Notes Payable

Notes Payable at March 31, 2016 includes a demand note totaling $26,958 from one corporation with an interest rate of 8% per annum. Accrued interest related to this note was $8,395 and interest expense for the three months ended March 31, 2016 was $537.

(6) Line of Credit

On November 16, 2015, the Company entered into a commercial line of credit agreement and note for $150,000. This agreement will be paid over a three year term with monthly payments equal to 2.780% of the outstanding balance plus accrued interest. The initial variable interest rate on this agreement is 5.25% per annum. This interest rate may change every year on the anniversary date or change date to reflect the new prime rate in effect as per the Wall Street Journal plus 2%. The interest rate will never be greater than 25% or less than 5%. On April 20, 2016, the existing line of credit was increased from $150,000 to $250,000 with an extended maturity date of April 20, 2019.The outstanding balance as of March 31, 2016 was $57,441 and the interest paid for the three months ended March 31, 2016 was $972.

(7) Due to Officer

On August 1, 2014, the Chief Executive Officer, who is also the Company's majority shareholder, paid off $56,291 of the SBA- backed working capital loan balance of on behalf of the Company. The balance of the deferred financing costs of $8,007 associated with this loan was written off as amortization expense. The loan is payable on demand and accrues interest at a rate of 8% per annum. Payments will be made for the amount demanded plus accrued interest on the unpaid balance through the demand date. As of March 31, 2016, the amount due to officer was $27,403. The Company repaid $50,888 of principal and as March 31, 2016 accrued interest relating to this loan was $558.

(8) Capital Stock

Preferred Stock

On July 10, 2013, the board of directors of the company approved a certificate of amendment to the articles of incorporation and changed the authorized capital stock of the Company to include and authorize 500,000 shares of Preferred Stock, par value $0.001 per share.

AmpliTech Group, Inc

Notes To Consolidated Financial Statements

For The Three Months Ended March 31, 2016 and 2015 (Unaudited)

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

On April 28, 2015, the Company executed a Securities Purchase Agreement pursuant to which it agreed to sell an aggregate of 75,000 shares of Series B Convertible Preferred Stock to a private investment firm for a total purchase price of $500,000. The prospective investor never executed the Agreement and informed the Company that it will not be proceeding with the proposed investment. As of March 31, 2016 no shares of Series B are outstanding.

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

Common Stock:

The Company originally authorized 50,000,000 shares of common stock with a par value of $0.001. Effective May 20, 2014, the Company increased its authorized shares of common stock from 50,000,000 to 500,000,000. As of March 31, 2016 and 2015 the Company had 46,136,326 shares of common stock issued and outstanding, respectively.

Options:

See preferred stock above.

AmpliTech Group, Inc

Notes To Consolidated Financial Statements

For The Three Months Ended March 31, 2016 and 2015 (Unaudited)

(9) Commitments and Contingencies:

The Company rented office space under a non-cancelable operating lease agreement that commenced in July 2011 and automatically renewed annually with similar terms for an additional twelve months. The future monthly rental payments required under this operating lease agreement from July 1, 2015 through June 30, 2016 was $35,580. This lease was terminated as of January 31, 2016. On December 4, 2015, the Company entered into a new operating lease agreement to rent office space. This five year agreement commences February 1, 2016 with an annual rent of $50,000 and 3.75% increases in each successive lease year.

(10) Subsequent events

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

Results of Operations

For The Three Months Ended March 31, 2016 and March 31, 2015

Revenues

Sales decreased by $201,972 or approximately 58%, when comparing sales for the three months ended March 31, 2016 of $146,480 to sales for the three months ended March 31, 2015 of $348,452. This decrease was directly related to a manufacturing shutdown as the Company moved to a larger facility in February 2016. Equipment damage as a result of the relocation and repair delays hindered production as well.

Cost of Goods Sold and Gross Profit

Cost of goods sold as a percentage of sales decreased by $33,277 or 24%. This resulted in a corresponding 81% decrease in gross profit as a percentage of sales, or $168,695, when comparing the first three months of 2016 gross profit of $38,484, to the first three months of 2015 gross profit of $207,179. The decrease in gross profit was primarily a result of the production slowdown during the relocation while still maintaining manufacturing salaries.

General and Administrative Expenses

General and administrative expenses increased from $166,476 for the first three months of 2015 compared to $176,065 for the first three months of 2016, an increase of $9,589 or approximately 6%. This increase primarily was due to relocation expenses incurred for the larger facility.

Income (Loss) From Operations

As a result of the above, the Company had a net loss from operations of $137,581 for the three months ended March 31, 2016 compared to the net income from operations of $40,703 for the three months ended March 31, 2015, an overall decrease of $178,284.

Other Income (Expenses)

Interest expense decreased from $9,894 for the first three months of 2015 compared to $3,638 for the first three months of 2016, a decrease of $6,256 or approximately 63%. The decrease is primarily due to the refinancing of the factoring agreement to a line of credit with a significantly lower interest rate.

Liquidity and Capital Resources

We have historically financed our operations by the issuance of debt from third party lenders, notes issued to various private individuals and personal funds advanced from time to time by the majority shareholder, who is also the President and Chief Executive Officer of the Company.

As of March 31, 2016, we had $127,142 in cash and cash equivalents compared to $49,035 in cash and cash equivalents as of December 31, 2015. As of December 31, 2015 and March 31, 2016 we had a working capital surplus of $44,876 and a working capital deficit of $103,782, respectively. We had a stockholders' equity of $141,123 at December 31, 2015 and stockholder's deficit of $95 at March 31, 2016.

Net cash provided by operating activities was $148,250 for the three months ended March 31, 2016, resulting primarily to the decrease in accounts receivable and an increase in customer deposits. The net cash used in investing activities was $14,335 to purchase lab equipment. The net cash used in financing activities for the three months ended March 31, 2016 was $55,808 which results primarily from the repayment of the officer's loan and the line of credit.

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

Based on the evaluation as of March 31, 2016 our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

AmpliTech Group, Inc.

Dated: May 13, 2016	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 13, 2016	By:	/s/ Louisa Sanfratello
Louisa Sanfratello Chief Financial Officer (Principal Financial Officer)

