Form 10-Q
period 2016-06-30
AmpliTech Group, Inc.
filed 2016-08-12
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

As of August 12, 2016, the registrant had 46,136,326 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2016

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AmpliTech Group, Inc.

  Consolidated  Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$153,590	$49,035
Accounts receivable	9,790	175,869
Inventory, net	311,305	145,815
Prepaid expenses	5,389	13,072

Total Current Assets	480,074	383,791

Property and equipment, net	87,719	87,814
Security deposits	8,753	8,433

Total Assets	$576,546	$480,038

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable and accrued expenses	123,415	$93,675
Customer deposits	132,251	77,630
Notes payable	26,958	26,958
Line of credit	91,854	62,361
Due to officer	47,403	78,291

Total Current Liabilities	421,881	338,915

Total Liabilities	421,881	338,915

Commitments and Contingencies	-	-

Stockholders' (Deficit) Equity
Series A convertible preferred stock, par value $.001, 401,000 shares authorized, 1,000 shares issued and outstanding, respectively	1	1
Series B convertible preferred stock, par value $.001, 75,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Common Stock, par value $.001, 500,000,000 shares authorized, 46,136,326 shares issued and outstanding, respectively	46,136	46,136
Additional paid-In capital	1,631,976	1,631,976
Accumulated deficit	(1,523,448)	(1,536,990)

Total Stockholders' (Deficit) Equity	154,665	141,123

Total Liabilities and Stockholders' (Deficit) Equity	$576,546	$480,038

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.

Consolidated Statements of Operations

For The Three and Six Months Ended June 30, 2016 and 2015

(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June	June	June	June
	2016	2015	2016	2015

Sales	$504,565	$378,788	$651,045	$727,240

Cost of goods sold	150,125	192,891	258,121	334,163

Gross Profit	354,440	185,897	392,924	393,077

General and administrative	194,855	166,965	370,920	333,441

Income From Operations	159,585	18,932	22,004	59,636

Other Income (Expenses);

Interest expense	(4,824)	(9,479)	(8,462)	(19,373)

Income Before Income Taxes	154,761	9,453	13,542	40,263

Provision For Income Taxes	-	-	-	-

Net Income	154,761	9,453	13,542	40,263

Net Income Per Share;
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

Weighted Average Shares Outstanding;
Basic	46,136,326	46,136,326	46,136,326	46,136,326
Diluted	85,791,556	85,806,726	85,791,556	85,806,726

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.

Consolidated Statements of Cash Flows

For The Six Months Ended June 30, 2016 and 2015 (Unaudited)

	June 30,	June 30,
	2016	2015
Cash Flows from Operating Activities:

Net Income	$13,542	$40,263

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,430	14,694
Changes in Operating Assets and Liabilities:
Accounts receivable	166,079	2,174
Inventory	(165,490)	7,521
Prepaid expenses	7,683	(3,714)
Security deposits	(320)	-
Accounts payable and accrued expenses	29,740	(4,701)
Customer deposits	54,621	9,934

Total Adjustments	106,743	25,908

Net cash provided by operating activities	120,285	66,171

Cash Flows from Investing Activities:
Purchase of equipment	(14,335)	-

Net cash used in investing activities	(14,335)	-

Cash Flows from Financing Activities:
Advances from/(repayments to) factor financing, net	-	(30,524)
Advances from/(repayment to) line of credit,net	29,493	-
Capital lease financing repayments	-	(23,886)
Proceeds from officer	20,000	-
Repayment to officer	(50,888)	(10,000)

Net cash used in financing activities	(1,395)	(64,410)

Net increase in cash and cash equivalents	104,555	1,761

Cash and Cash Equivalents, Beginning of Period	49,035	19,162

Cash and Cash Equivalents, End of Period	$153,590	$20,923

Supplemental disclosures:
Cash paid for interest expense	$6,052	$19,373
Cash paid for income taxes	$438	$-

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Six Months Ended June 30, 2016 and 2015 (Unaudited)

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

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of June 30, 2016 and 2015 the Company's cash and cash equivalents were deposited primarily in one financial institution.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Six Months Ended June 30, 2016 and 2015 (Unaudited)

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change in the future. An allowance of $0 has been recorded at June 30, 2016 and 2015, respectively.

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

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") 740 "Income Tax". ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has adopted the provisions of FASB ASC 740-10-05 "Accounting for Uncertainty in Income Taxes". The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At June 30, 2016 and 2015, the Company had no material unrecognized tax benefits.

Earnings (Loss) Per Share

Basic earnings (loss) per share ("EPS") are determined by dividing the net earnings (loss) by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings (loss) by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method.  As of June 30, 2016 there were 39,655,230 potential dilutive shares that needed to be considered as common share equivalents.

AmpliTech Group, Inc

Notes To Consolidated Financial Statements

For The Six Months Ended June 30, 2016 and 2015 (Unaudited)

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

For The Six Months Ended June 30, 2016 and 2015 (Unaudited)

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

AmpliTech Group, Inc

Notes To Consolidated Financial Statements

For The Six Months Ended June 30, 2016 and 2015 (Unaudited)

(3) Inventory

Inventory, which consists primarily of raw materials and finished goods, is stated at the lower of cost (first-in, first-out basis) or market (net realizable value). The inventory value at June 30, 2016 and December 31, 2015 was as follows:

	June 30,	December 31,
	2016	2015

Raw Materials	$212,074	$119,027
Work-in Progress	87,590	11,562
Finished Goods	83,915	87,500
Engineering Models	3,726	3,726

Subtotal	$387,305	$221,815
Less: Reserve for
Obsolescence	(76,000)	(76,000)

Total	$311,305	$145,815

(4) Property and Equipment

Property and Equipment with estimated useful lives of seven and ten years consisted of the following at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015

Lab Equipment	$560,834	$546,498
Furniture and Fixtures	11,567	11,568

Subtotal	572,401	558,066
Less: Accumulated Depreciation	(484,682)	(470,252)

Total	$87,719	$87,814

Depreciation expense for the six months ended June 30, 2016 was $14,430.

AmpliTech Group, Inc

Notes To Consolidated Financial Statements

For The Six Months Ended June 30, 2016 and 2015 (Unaudited)

(5) Notes Payable

Notes Payable at June 30, 2016 includes an unsecured demand note executed on May 1, 2012, totaling $26,958 from one corporation with an interest rate of 8% per annum and a maturity date of October 31, 2012. Accrued interest related to this note was $8,932 and interest expense for the six months ended June 30, 2016 was $1,074.

(6) Line of Credit

On November 16, 2015, the Company entered into a commercial line of credit agreement and note for $150,000.  This agreement will be paid over a three year term with monthly payments equal to 2.780% of the outstanding balance plus accrued interest.  The initial variable interest rate on this agreement is 5.25% per annum.  This interest rate may change every year on the anniversary date or change date to reflect the new prime rate in effect as per the Wall Street Journal plus 2%.  The interest rate will never be greater than 25% or less than 5%.  On April 20, 2016, the existing line of credit was increased from $150,000 to $250,000 with an extended maturity date of April 20, 2019.The outstanding balance as of June 30, 2016 was $91,854 and the interest paid for the six months ended June 30, 2016 was $ 2,117.

(7) Due to Officer

On August 1, 2014, the Chief Executive Officer, who is also the Company's majority shareholder, paid off $56,291 of the SBA- backed working capital loan balance of on behalf of the Company. The balance of the deferred financing costs of $8,007 associated with this loan was written off as amortization expense. The loan is payable on demand and accrues interest at a rate of 8% per annum. Payments will be made for the amount demanded plus accrued interest on the unpaid balance through the demand date. As of June 30, 2016, the amount due to officer was $47,403.  The Company repaid a net amount of $30,888 of principal and as June 30, 2016 accrued interest relating to this loan was $1,372.

(8) Capital Stock

Preferred Stock

On July 10, 2013, the board of directors of the company approved a certificate of amendment to the articles of incorporation and changed the authorized capital stock of the Company to include and authorize 500,000 shares of Preferred Stock, par value $0.001 per share.

AmpliTech Group, Inc

Notes To Consolidated Financial Statements

For The Six Months Ended June 30, 2016 and 2015 (Unaudited)

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

In April 2015, the Board of Directors of the Company designated 75,000 shares of Preferred Stock as Series B Convertible Preferred Stock (or "Series B").  The Series B shares are convertible into common stock at a conversion rate of one Series B share for 289 common shares.  In addition, a holder of Series B Preferred Stock shall not be entitled to have any voting rights and shall hold a liquidation preference junior to a holder of Series A shares and pari passu with common shareholders.

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

In exchange for the return of these 139,000 series A shares, the Company granted the principal executive officer and sole director of the Company an immediately exercisable option to purchase an aggregate of 400,000 shares of Series A at an exercise price of $0.0206 per share of the underlying common stock.  The extinguishment of these 139,000 shares has been accounted for in accordance with ASC 260-10-599-2 and has been treated in a manner similar to that of dividends.  Furthermore, because the company is in an accumulated deficit position, the difference between the carrying amount of the preferred stock returned and the value of the consideration given is booked into additional paid in capital.

Common Stock:

The Company originally authorized 50,000,000 shares of common stock with a par value of $0.001. Effective May 20, 2014, the Company increased its authorized shares of common stock from 50,000,000 to 500,000,000. As of June 30, 2016 and 2015 the Company had 46,136,326 shares of common stock issued and outstanding, respectively.

Options:

See preferred stock above.

AmpliTech Group, Inc

Notes To Consolidated Financial Statements
For The Six Months Ended June 30, 2016 and 2015 (Unaudited)

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

Results of Operations

For The Six Months Ended June 30, 2016 and June 30, 2015

Revenues

Sales decreased by $76,195 or approximately 11%, when comparing sales for the six months ended June 30, 2016 of $651,045 to sales for the six months ended June 30, 2015 of $727,240. This decrease was overall directly related to a manufacturing shutdown as the Company moved to a larger facility in February 2016. Equipment damage as a result of the relocation and repair delays hindered production as well.

Cost of Goods Sold and Gross Profit

Cost of goods sold as a percentage of sales decreased by $76,044 or 23% while gross profit remained constant. The decrease is directly related to an increase in production capacity that resulted from more efficient outsourcing of assembly on a certain large foreign sales order with a higher gross margin.

General and Administrative Expenses

General and administrative expenses increased from $333,441 for the first six months of 2015 compared to $370,923 for the first six months of 2016, an increase of $37,482 or approximately 11%. This increase primarily was due to relocation expenses incurred for the larger facility and the increase in marketing efforts made by the company to increase product line exposure and client base, both domestically and internationally.

Income (Loss) From Operations

As a result of the above, the Company had net income from operations of $22,004 for the six months ended June 30, 2016 compared to the net income from operations of $59,636 for the six months ended June 30, 2015, an overall decrease of $37,632.

Other Income (Expenses)

Interest expense decreased from $19,373 for the first six months of 2015 compared to $8,462 for the first six months of 2016, a decrease of $10,911 or approximately 56%. The decrease is primarily due to the refinancing of the factoring agreement to a line of credit with a significantly lower interest rate.

For The Three Months Ended June 30, 2016 and June 30, 2015

Revenues

Sales increased by $125,777 or approximately 33%, when comparing sales for the three months ended June 30, 2016 of $504,565 to sales for the three months ended June 30, 2015 of $378,788. This increase was directly related to an increase in production capacity that resulted from more efficient outsourcing of assembly on a certain large foreign sales order.

Cost of Goods Sold and Gross Profit

Cost of goods sold as a percentage of sales decreased by $42,766 or 22% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease is directly related to an increase in production capacity that resulted from more efficient outsourcing of assembly on a certain large foreign sales order with a higher gross margin. This resulted in a corresponding 91% increase in gross profit as a percentage of sales, or $168,543 when comparing the first three months of 2016 gross profit of $354,440, to the first three months of 2015 gross profit of $185,897.

General and Administrative Expenses

General and administrative expenses increased from $166,965 for the three months ended June 30, 2015 compared to $194,855 for the three months ended June 30, 2016, an increase of $27,890. The focus during the three month period ended June 30, 2016 was to concentrate on advertising for the annual trade show held in May 2016. In addition, the company incurred equipment lease and repair expenses for damages sustained during the relocation.

Income (Loss) From Operations

As a result of the above, the Company had net income from operations of $159,585 for the three months ended June 30, 2016 compared to net income from operations of $18,932 for the three months ended June 30, 2015, an increase of $140,653 or 7.43%.

Other Income (Expenses)

Interest expense decreased from $9,479 for the three months ended June 30, 2015 compared to $4,824 for the three months ended June 30, 2016, a decrease of $4,655. The decrease is primarily due to the refinancing of the factoring agreement to a line of credit with a significantly lower interest rate.

Liquidity and Capital Resources

We have historically financed our operations by the issuance of debt from third party lenders, notes issued to various private individuals and personal funds advanced from time to time by the majority shareholder, who is also the President and Chief Executive Officer of the Company.

As of June 30, 2016, we had $153,590 in cash and cash equivalents compared to $49,035 in cash and cash equivalents as of December 31, 2015. As of December 31, 2015 and June 30, 2016 we had a working capital surplus of $44,876 and $58,193 respectively. We had a stockholders' equity of $141,123 and $154,665 as of December 31, 2015 and June 30, 2016, respectively.

Net cash provided by operating activities was $120,285 for the six months ended June 30, 2016, resulting primarily to the decrease in accounts receivable and an increase in accounts payable and customer deposits. The net cash used in investing activities was $14,335 to purchase lab equipment. The net cash used in financing activities for the six months ended June 30, 2016 was $1,395 which results primarily from the repayment of the officer's loan and the net proceeds of approximately $29,000 from the line of credit.

We intend to finance our internal growth with cash on hand, cash provided from operations, borrowings from the line of credit of up to $250,000, debt or equity offerings, or some combination thereof. We believe that our cash provided from operations and cash on hand will provide sufficient working capital to fund our operations for the next twelve months.

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

Based on the evaluation as of June 30 , 2016 our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

AmpliTech Group, Inc.

Dated: August 12, 2016	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 12, 2016	By:	/s/ Louisa Sanfratello
Louisa Sanfratello Chief Financial Officer (Principal Financial Officer)

