Form 10-Q/A
period 2016-06-30
AmpliTech Group, Inc.
filed 2016-08-18
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

As of August 17, 2016, the registrant had 46,136,326 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q/A

June 30, 2016

EXPLANATORY NOTE

AmpliTech Group, Inc.( the "Company") is filing this Amendment No. 1 to Form 10-Q for the quarter ended June 30, 2016, filed with the Securities and Exchange Commission on August 12, 2016 (the "Quarterly Report") for the sole purpose of correcting the percentage provided for in the comparative income (loss) from operations for the three months ended June 30, 2016 to June 30, 2015 in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. The percentage provided was 7.43%, but the actual percentage should have been 743% so that the corrected sentence should be as follows:

Income (Loss) From Operations

As a result of the above, the Company had net income from operations of $159,585 for the three months ended June 30, 2016 compared to net income from operations of $18,932 for the three months ended June 30, 2015, an increase of $140,653 or 743%.

This Form 10-Q/A includes Exhibits 31.1, 31.2, 32.1 and 32.2, new certifications by the company's principal executive officer and principal financial officer as required by Rule 12b-15.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmpliTech Group, Inc.

Date: August 18, 2016	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Date: August 18, 2016	By:	/s/ Louisa Sanfratello
Louisa Sanfratello Chief Financial Officer (Principal Financial Officer)

3