Form 10-Q
period 2016-09-30
AmpliTech Group, Inc.
filed 2016-11-01
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

(631) 521-7831

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

As of October 28, 2016, the registrant had 46,136,326 shares of common stock, par value $0.001 per share, issued and outstanding.

 AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2016

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AmpliTech Group, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$192,170	$49,035
Accounts receivable	126,725	175,869
Inventory, net	275,131	145,815
Prepaid expenses	9,457	13,072

Total Current Assets	603,483	383,791

Property and equipment, net	80,504	87,814
Security deposits	8,753	8,433

Total Assets	$692,740	$480,038

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued expenses	93,780	$93,675
Customer deposits	117,107	77,630
Notes payable	26,958	26,958
Line of credit	59,737	62,361
Due to officer	17,000	78,291

Total Current Liabilities	314,582	338,915

Total Liabilities	314,582	338,915

Commitments and Contingencies	-	-

Stockholders' Equity
Series A convertible preferred stock, par value $.001, 401,000 shares authorized, 1,000 shares issued and outstanding, respectively	1	1
Series B convertible preferred stock, par value $.001, 75,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Common Stock, par value $.001, 500,000,000 shares authorized, 46,136,326 shares issued and outstanding, respectively	46,136	46,136
Additional paid-In capital	1,631,976	1,631,976
Accumulated deficit	(1,299,955)	(1,536,990)

Total Stockholders' Equity	378,158	141,123

Total Liabilities and Stockholders' Equity	$692,740	$480,038

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.

Consolidated Statements of Operations

For The Three and Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September	September	September	September
	2016	2015	2016	2015

Sales	$721,482	$380,233	$1,372,527	$1,107,472

Cost of goods sold	309,762	211,991	$575,554	546,154

Gross Profit	411,720	168,242	796,973	561,318

General and administrative	168,086	144,892	547,048	478,332

Income From Operations	243,634	23,350	249,925	82,986

Other Income (Expenses);

Interest expense, net	(4,428)	(7,844)	(12,890)	(27,217)

Income Before Income Taxes	239,206	15,506	237,035	55,769

Provision For Income Taxes	-	-	-	-

Net Income	239,206	15,506	237,035	55,769

Net Income Per Share;
Basic	$0.01	$0.00	$0.01	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

Weighted Average Shares Outstanding;
Basic	46,136,326	46,136,326	46,136,326	46,136,326
Diluted	85,951,157	85,806,726	85,951,157	85,806,726

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.

Consolidated Statements of Cash Flows

For The Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	September 30,	September 30,
	2016	2015
Cash Flows from Operating Activities:
Net Income	$237,035	$55,769

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	21,645	22,041
Changes in Operating Assets and Liabilities:
Accounts receivable	49,144	(15,759)
Inventory	(129,316)	302
Prepaid expenses	3,615	4,975
Security deposits	(320)	-
Accounts payable and accrued expenses	105	20,723
Customer deposits	39,477	(71,406)

Total Adjustments	(15,650)	(39,124)

Net cash provided by operating activities	221,385	16,645

Cash Flows from Investing Activities:
Purchase of equipment	(14,335)	(1,575)

Net cash used in investing activities	(14,335)	(1,575)

Cash Flows from Financing Activities:

Advances from/(repayments to) factor financing, net	-	6,744
Advances from/(repayment to) line of credit, net	(2,624)	-
Capital lease financing repayments	-	(23,886)
Proceeds from officer	20,000	9,000
Repayment to officer	(81,291)	-

Net cash used in financing activities	(63,915)	(8,142)

Net increase in cash and cash equivalents	143,135	6,928

Cash and Cash Equivalents, Beginning of Period	49,035	19,162

Cash and Cash Equivalents, End of Period	$192,170	$26,090

Supplemental disclosures:

Cash paid for interest expense	$12,940	$27,217
Cash paid for income taxes	$750	$-

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Nine Months Ended September 30, 2016 and 2015 (Unaudited)

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

The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the years ended December 31, 2015 and 2014 included in Form 10-K filed with the SEC.

(2) Summary of Significant Accounting Policies

Basis of Accounting

The accompanying financial statements have been prepared using the accrual basis of accounting.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of September 30, 2016 and 2015 the Company’s cash and cash equivalents were deposited primarily in one financial institution.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Nine Months Ended September 30, 2016 and 2015 (Unaudited)

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change in the future. An allowance of $0 has been recorded at September 30, 2016 and 2015, respectively.

Depreciation and Amortization

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Tax”. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has adopted the provisions of FASB ASC 740-10-05 “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At September 30, 2016 and 2015, the Company had no material unrecognized tax benefits.

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) are determined by dividing the net earnings (loss) by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings (loss) by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. As of September 30, 2016 there were 39,814,831 potential dilutive shares that needed to be considered as common share equivalents.

AmpliTech Group, Inc

Notes To Consolidated Financial Statements

For The Nine Months Ended September 30, 2016 and 2015 (Unaudited)

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

AmpliTech Group, Inc

Notes To Consolidated Financial Statements

For The Nine Months Ended September 30, 2016 and 2015 (Unaudited)

Fair Value of Assets and Liabilities

The Company’s financial instruments consist of notes payable, loans payable and a derivative liability. The Company believes all of the financial instruments’ recorded values approximate their fair values because of their nature and respective durations.

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

For The Nine Months Ended September 30, 2016 and 2015 (Unaudited)

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

(3) Inventory

Inventory, which consists primarily of raw materials and finished goods, is stated at the lower of cost (first-in, first-out basis) or market (net realizable value). The inventory value at September 30, 2016 and December 31, 2015 was as follows:

	September 30,	December 31,
	2016	2015
Raw Materials	$197,646	$119,027
Work-in Progress	65,028	11,562
Finished Goods	84,731	87,500
Engineering Models	3,726	3,726

Subtotal	$351,131	$221,815
Less: Reserve for Obsolescence	(76,000)	(76,000)

Total	$275,131	$145,815

(4) Property and Equipment

Property and Equipment with estimated useful lives of seven and ten years consisted of the following at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
Lab Equipment	$560,834	$546,498
Furniture and Fixtures	11,568	11,568

Subtotal	572,402	558,066
Less: Accumulated Depreciation	(491,898)	(470,252)

Total	$80,504	$87,814

Depreciation expense for the nine months ended September 30, 2016 was $21,645.

AmpliTech Group, Inc

Notes To Consolidated Financial Statements

For The Nine Months Ended September 30, 2016 and 2015 (Unaudited)

(5) Notes Payable

Notes Payable at September 30, 2016 includes an unsecured demand note executed on May 1, 2012, totaling $26,958 from one corporation with an interest rate of 8% per annum and a maturity date of October 31, 2012. Accrued interest related to this note was $9,475 and interest expense for the nine months ended September 30, 2016 was $1,617.

(6) Line of Credit

On November 16, 2015, the Company entered into a commercial line of credit agreement and note for $150,000. This agreement will be paid over a three year term with monthly payments equal to 2.780% of the outstanding balance plus accrued interest. The initial variable interest rate on this agreement is 5.25% per annum. This interest rate may change every year on the anniversary date or change date to reflect the new prime rate in effect as per the Wall Street Journal plus 2%. The interest rate will never be greater than 25% or less than 5%. On April 20, 2016, the existing line of credit was increased from $150,000 to $250,000 with an extended maturity date of April 20, 2019.The outstanding balance as of September 30, 2016 was $59,737 and the interest paid for the nine months ended September 30, 2016 was $3,189.

(7) Due to Officer

On August 1, 2014, the Chief Executive Officer, who is also the Company’s majority shareholder, paid off $56,291 of the SBA- backed working capital loan balance of on behalf of the Company. The balance of the deferred financing costs of $8,007 associated with this loan was written off as amortization expense. The loan is payable on demand and accrues interest at a rate of 8% per annum. Payments will be made for the amount demanded plus accrued interest on the unpaid balance through the demand date. As of September 30, 2016, the amount due to officer was $17,000. The Company repaid a net amount of $61,291 of principal and as September 30, 2016 accrued interest relating to this loan was $1,990.

(8) Capital Stock

Preferred Stock

On July 10, 2013, the board of directors of the company approved a certificate of amendment to the articles of incorporation and changed the authorized capital stock of the Company to include and authorize 500,000 shares of Preferred Stock, par value $0.001 per share.

AmpliTech Group, Inc

Notes To Consolidated Financial Statements

For The Nine Months Ended September 30, 2016 and 2015 (Unaudited)

In July 2013, the Board of Directors of the Company designated 140,000 shares of Preferred Stock as Series A Convertible Preferred Stock (or “Series A”). Furthermore, each share of Series A is convertible into 100 shares of common stock at any time after issuance and the holder of each share of Series A is entitled to 100 votes when the vote of holders of the Company’s common stock is sought. In January 2015, the Board of Directors of the Company increased the number of Series A designated from 140,000 to 401,000. There are currently 1,000 shares of Series A outstanding.

In April 2015, the Board of Directors of the Company designated 75,000 shares of Preferred Stock as Series B Convertible Preferred Stock (or “Series B”). The Series B shares are convertible into common stock at a conversion rate of one Series B share for 289 common shares. In addition, a holder of Series B Preferred Stock shall not be entitled to have any voting rights and shall hold a liquidation preference junior to a holder of Series A shares and pari passu with common shareholders. There are currently no shares of Series B outstanding.

Common Stock:

The Company originally authorized 50,000,000 shares of common stock with a par value of $0.001. Effective May 20, 2014, the Company increased its authorized shares of common stock from 50,000,000 to 500,000,000. As of September 30, 2016 and 2015 the Company had 46,136,326 shares of common stock issued and outstanding, respectively.

Options:

During 2014, the Company granted the principal executive officer and sole director of the Company an immediately exercisable option to purchase an aggregate of 400,000 shares of Series A at an exercise price of $0.0206 per share of the underlying common stock. There is no expiration date for this option.

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

Results of Operations

For The Nine Months Ended September 30, 2016 and September 30, 2015

Revenues

Sales increased by $265,055 or approximately 24%, when comparing sales for the nine months ended September 30, 2016 of $1,372,527 to sales for the nine months ended September 30, 2015 of $1,107,472. This increase was directly related to an increase in production capacity that resulted from more efficient outsourcing of assembly on a certain large foreign sales order.

Cost of Goods Sold and Gross Profit

Cost of goods sold as a percentage of sales increased by $29,400 or 5% while gross profit increased by $235,655 or 42% for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015. The increase is directly related to an increase in production capacity that resulted from more efficient outsourcing of assembly on a certain large foreign sales order with a higher gross margin.

General and Administrative Expenses

General and administrative expenses increased from $478,332 for the nine months ended September 30, 2015 compared to $547,048 for the nine months ended September 30, 2016, an increase of $68,716 or approximately 14%. This increase primarily was due to relocation expenses incurred for the larger facility and the increase in marketing expenditures made by the Company to increase product line exposure and client base, both domestically and internationally. To date, the Company attended two trade shows, increased advertising in trade publications and redesigned its website.

Income (Loss) From Operations

As a result of the above, the Company had net income from operations of $249,925 for the nine months ended September 30, 2016 compared to the net income from operations of $82,986 for the nine months ended September 30, 2015, an overall increase of $166,939.

Other Income (Expenses)

Interest expense decreased from $27,217 for the nine months ended September 30, 2015 compared to $12,890 for the nine months ended September 30, 2016, a decrease of $14,327 or approximately 53%. The decrease is primarily due to the refinancing of the factoring agreement to a line of credit with a significantly lower interest rate.

For The Three Months Ended September 30, 2016 and September 30, 2015

Revenues

Sales increased by $341,249 or approximately 90%, when comparing sales for the three months ended September 30, 2016 of $721,482 to sales for the three months ended September 30, 2015 of $380,233. This increase was directly related to an increase in production capacity that resulted from more efficient outsourcing of assembly on a certain large foreign sales order.

Cost of Goods Sold and Gross Profit

Cost of goods sold as a percentage of sales increased by $97,771 or 46% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase is directly related to an increase in production and outsourcing of assembly on a certain large foreign sales order with a higher gross margin. This resulted in a corresponding 145% increase in gross profit as a percentage of sales, or $243,478 when comparing the three months ended September 30, 2016 gross profit of $411,720, to the three months ended September 30, 2015 gross profit of $168,242.

General and Administrative Expenses

General and administrative expenses increased from $144,892 for the three months ended September 30, 2015 compared to $168,086 for the three months ended September 30, 2016, an increase of $23,194. The increase is attributable primarily to an additional trade show that the Company attended in the Northeast region and to the additional costs associated with the relocation.

Income (Loss) From Operations

As a result of the above, the Company had net income from operations of $243,634 for the three months ended September 30, 2016 compared to net income from operations of $23,350 for the three months ended September 30, 2015, an increase of $220,284 or 943%.

Other Income (Expenses)

Interest expense decreased from $7,844 for the three months ended September 30, 2015 compared to $4,428 for the three months ended September 30, 2016, a decrease of $3,416. The decrease is primarily due to the refinancing of the factoring agreement to a line of credit with a significantly lower interest rate.

Liquidity and Capital Resources

We have historically financed our operations by the issuance of debt from third party lenders, notes issued to various private individuals and personal funds advanced from time to time by the majority shareholder, who is also the President and Chief Executive Officer of the Company.

As of September 30, 2016, we had $192,170 in cash and cash equivalents compared to $49,035 in cash and cash equivalents as of December 31, 2015. As of December 31, 2015 and September 30, 2016 we had a working capital surplus of $44,876 and $288,901 respectively. We had a stockholders’ equity of $141,123 and $378,158 as of December 31, 2015 and September 30, 2016, respectively.

Net cash provided by operating activities was $221,385 for the nine months ended September 30, 2016, resulting primarily to the decrease in accounts receivable and an increase in customer deposits. The net cash used in investing activities was $14,335 to purchase lab equipment. The net cash used in financing activities for the nine months ended September 30, 2016 was $63,915 which results primarily from the repayment of the officer’s loan and the line of credit.

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

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the nine month period ended September 30, 2016, to the items disclosed as critical accounting policies in management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Based on the evaluation as of September 30, 2016 our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period covered by this report.

PART II – OTHER INFORMATION

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

AmpliTech Group, Inc.

Dated: November 1, 2016	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 1, 2016	By:	/s/ Louisa Sanfratello
Louisa Sanfratello
Chief Financial Officer (Principal Financial Officer)

