Form 10-K
period 2016-12-31
AmpliTech Group, Inc.
filed 2017-03-02
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $821,109.

As of March 2, 2017, the registrant had 46,136,326 shares of common stock issued and outstanding.

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

Our research and development activities are conducted on new product designs to the extent as requested by the customers. The cost of our research and development activities is incorporated into the unit selling prices and, as such, is borne directly by the customers. For the years ending December 31, 2016 and 2015, the Company has incurred research and development costs of $35,369 and $0, respectively.

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

Suppliers

Our material consists of purchased component parts used in our assembly process. The following table describes suppler concentration based upon the percentage of materials purchased from each supplier for 2016:

Supplier A	$111,117	24.49%
Supplier B	84,863	18.71%
Supplier C	33,188	7.32%
Supplier D	30,859	6.80%
Supplier E	29,644	6.53%
All other suppliers (approximately 58)	164,017	36.15%
Total	$453,688	100%

Marketing

We employ an aggressive and focused approach to market our products, at various venues including trade shows, strategic partnership and joint ventures, website and trade magazines.

We rely on our sales representatives or distributors to channel our products to about 15 countries in North America, Europe and Asia.

During the 4th quarter of 2016, we entered into an agreement appointing an exclusive distributor of our products in the U.S, Canada, Mexico and South America.

Trade Shows

We attend trade shows such as MTTS (Microwave Theory and Techniques Show), IMS (International Microwave Symposium), EDIC (Electronic Design Innovation Conference) European Microwave Symposium, SATCON, MILCOM. We also sponsor in some trade shows to gain recognition and presence.

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

Customers

We serve a diverse customer base located primarily in the United States, with an increasing number in Europe, and Asia, across the industries as aerospace, governmental defense, commercial satellite. Our customers include Boeing Aerospace, Viasat, NASA, Raytheon, Government of Israel, API Technologies, and L3 Integrated Systems.

The following table sets forth our customers that account for more than 10% of our total revenue for 2016:

Customer A	$709,000	34.82%
Customer B	$359,150	17.64%

While the above customers represent more than 10% our total revenue, Amplitech Inc. is not dependent solely on one major customer. However, there is no assurance that said customers will place such large orders with the Company during the next year.

Government Regulation

We are subject to a number of laws and regulations that affect companies generally and specifically those conducting business of electronics, many of which are still evolving and could be interpreted in ways that could harm our business. Existing and future laws and regulations may impede our growth. These regulations and laws may cover taxation, pricing, copyrights, distribution, electronic contracts and other communications, consumer protection, web services, and the characteristics and quality of products and services. Unfavorable regulations and laws could diminish the demand for our products and services and increase our cost of doing business. There are no specific laws or regulations applicable to our business.

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

Employees

As of March 2, 2017 we have six full time employees. From time to time, we may hire additional workers on a contract basis as the need arises.

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

Quarters Ended	High	Low
March 31, 2015	$.04	$.02
June 30, 2015	$.03	$.01
September 30, 2015	$.02	$.01
December 31, 2015	$.03	$.01
March 31, 2016	$.02	$.02
June 30, 2016	$.02	$.02
September 30, 2016	$.04	$.04
December 31, 2016	$.07	$.06

Holders

As of March 2, 2017, there were 50 holders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the Company’s fiscal year ended December 31, 2016 which were not previously reported.

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

Results of Operations

As of December 31, 2016, the Company had a working capital of $474,276 and an Accumulated Deficit of $1,121,794. Additionally, there was a net income of $415,196 and $50,050 for the year ended December 31, 2016 and December 31, 2015, respectively.

For Years Ended December 31, 2016 and December 31, 2015

Revenues

Sales increased to $2,036,443 for the year ended December 31, 2016 from $1,484,793 for the year ended December 31, 2015, an increase of $551,650 or approximately 37.2%. This increase resulted from a backlog of both domestic and foreign orders that were either completed in house or outsourced to an assembly facility.

Cost of Goods Sold and Gross Profit

Cost of Goods Sold increased from $751,707 in 2015 to $827,600 in 2016, an increase of $75,893 or approximately 10.1%. This increase was the direct result of purchasing inventory parts for one of our foreign orders with a high gross profit margin representing approximately 35% of our sales. As a result of this significant order, the gross profit was $733,086 for 2015 compared to $1,208,843 for 2016, an increase of $475,757 or 64.9%

General and Administrative Expenses

General and administrative expenses increased to $736,927 in 2016 from $646,506 in 2015, an increase of $90,421, or approximately 14%. This increase primarily was due to relocation expenses incurred for the larger facility and the increase in marketing expenditures made by the Company to increase product line exposure and client base, both domestically and internationally. During fiscal year ended 2016, the Company attended two trade shows, increased advertising in trade publications and redesigned its website.

Other Income (Expenses)

Interest expense decreased $20,902, or 57.22%, when comparing the year ended December 31, 2016 to the year ended December 31, 2015. The decrease is primarily due to the refinancing of the factoring agreement to a line of credit with a significantly lower interest rate.

Net Income

As a result of the increase in sales and gross profit , the Company had a net income of $415,196and $50,050 in 2016 and 2015, respectively.

Liquidity and Capital Resources

Operating Activities

The net cash provided by operating activities for the year ended December 31, 2016 was $346,663 resulting primarily from the increase in net income, a decrease in accounts receivable, an increase in inventory and a decrease in prepaid expenses.

The net cash provided by operating activities for the year ended December 31, 2015 was $29,809 resulting primarily from a decrease in inventory, depreciation expense and the amortization of debt discount from the convertible debt.

Investing Activities

The net cash used in investing activities for the year ended December 31, 2016 and 2015 was $14,335and $1,575, respectively, which was for the purchase of equipment.

Financing Activities

The net cash used in financing activities for the year ended December 31, 2016 was $97,703 which was used to repay the note payable, line of credit and amounts due to officer.

The net cash provided by financing activities for the year ended December 31, 2015 was $1,639 which was attributable to obtaining a line of credit to repay the factor financing and an additional loan advance from the Chief Executive Officer of the company.

We have historically financed our operations through, debt from third party lenders, notes issued to various private individuals and personal funds advanced from time to time by the majority shareholder, who is also the President and Chief Executive Officer of the Company.

As of December 31, 2016, we had cash and cash equivalents of $283,660 a working capital of $474,276 and an accumulated deficit of $1,121,794.

On November 16, 2015, we terminated our factoring agreement and the balance of the loan was paid in full with the Company’s newly acquired commercial line of credit for $150,000. This credit line agreement will be paid over a three year term with monthly payments equal to 2.780% of the outstanding balance plus accrued interest. The initial variable interest rate on this agreement is 5.25% per annum. This interest rate may change every year on the anniversary date or change date to reflect the new prime rate in effect as per the Wall Street Journal plus 2%. The interest rate will never be greater than 25% or less than 5%. On April 20, 2016 the existing line of credit was increased from $150,000 to $250,000 with an extended maturity date of April 20, 2019. As of December 31, 2016 and 2015 the outstanding balance was $54,907 and $62,361, respectively. Interest expense relating to this line of credit for 2016 and 2015 was $4,029 and $298, respectively.

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

Off Balance Sheet Transactions

As of December 31, 2016, we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AmpliTech Group, Inc.

Index to Consolidated Financial Statements

For The Years Ended December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AmpliTech Group, Inc.

We have audited the accompanying consolidated balance sheets of AmpliTech Group, Inc. (“the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmpliTech Group, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 2, 2017

AmpliTech Group, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015
Assets
Current Assets
Cash and cash equivalents	$283,660	$49,035
Accounts receivable	146,235	$175,869
Inventory, net	266,938	$145,815
Prepaid expenses	3,705	$13,072
Total Current Assets	700,538	383,791

Property and equipment, net	73,290	87,814
Security deposits	8,753	$8,433

Total Assets	$782,581	$480,038

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable and accrued expenses	133,925	93,675
Customer deposits	22,430	77,630
Notes payable	15,000	26,958
Line of credit	54,907	62,361
Due to officer	-	78,291
Total Current Liabilities	226,262	338,915
Total Liabilities	226,262	338,915

Commitments and Contingencies	-	-

Stockholders' Equity
Series A convertible preferred stock, par value $.001, 401,000 shares authorized, 1,000 shares issued and outstanding, respectively	1	1
Series B convertible preferred stock, par value $.001, 75,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Common Stock, par value $.001, 500,000,000 shares authorized, 46,136,326 shares issued and outstanding, respectively	46,136	46,136
Additional paid-in capital	1,631,976	1,631,976
Accumulated deficit	(1,121,794)	(1,536,990)

Total Stockholders' Equity	556,319	141,123

Total Liabilities and Stockholders' Equity	$782,581	$480,038

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.

Consolidated Statements of Operations

For The Years Ended December 31, 2016 and 2015

	2016	2015

Revenue	$2,036,443	$1,484,793

Cost of goods sold	827,600	751,707

Gross Profit	1,208,843	733,086

General anl administrative	736,927	646,506

Income From Operations	471,916	86,580

Other Income (Expenses);
Interest expense,net	(15,628)	(36,530)

Income Before Income Taxes	456,288	50,050

Provision For Income Taxes	(41,092)	-

Net Income	415,196	50,050

Net Income Per Share;
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

Weighted Average Shares Outstanding;
Basic	46,136,326	46,136,326
Diluted	85,743,945	85,743,945

See accompanying notes to the consolidated financial statements

Amplitech Group, Inc.

Consolidated Statements of Stockholders' Equity

For The Years Ended December 31, 2016 and 2015

	Series A Convertible Preferred		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2014	1,000	1	46,136,326	46,136	1,631,976	(1,587,040)	91,073

Net income for the year ended December 31, 2015						50,050	50,050

Balance, December 31, 2015	1,000	1	46,136,326	46,136	1,631,976	(1,536,990)	141,123

Net income for the year ended December 31, 2016						415,196	415,196

Balance, December 31, 2016	1,000	1	46,136,326	46,136	1,631,976	(1,121,794)	556,319

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2016 and 2015

	December	December
	2016	2015
Cash Flows from Operating Activities:
Net Income	$415,196	$50,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,859	29,604
Changes in Operating Assets and Liabilities:
Accounts receivable	29,634	(42,481)
Inventory	(121,123)	18,055
Prepaid expenses	9,367	(6,247)
Security deposits	(320)	(3,058)
Accounts payable and accrued expenses	40,250	(6,068)
Customer deposits	(55,200)	(10,046)

Total Adjustments	(68,533)	(20,241)

Net cash provided by operating activities	346,663	29,809

Cash Flows from Investing Activities:
Purchase of equipment	(14,335)	(1,575)

Net cash used in investing activities	(14,335)	(1,575)

Cash Flows from Financing Activities:
Advances from/(repayments to) factor financing, net	-	(68,836)
Advances from/(repayment to) line of credit,net	(7,454)	62,361
Note repayments	(11,958)	-
Capital lease financing repayments	-	(23,886)
Proceeds from officer	20,000	79,000
Repayment of amounts due to officer	(98,291)	(47,000)

Net cash (used in) provided by financing activities	(97,703)	1,639

Net increase in cash and cash equivalents	234,625	29,873

Cash and Cash Equivalents, Beginning of Period	49,035	19,162

Cash and Cash Equivalents, End of Period	$283,660	$49,035

Supplemental disclosures:

Cash paid for interest expense	$15,700	$27,217
Cash paid for income taxes	$750	$-

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2016 and 2015

(1) Organization and Business Description

AmpliTechGroup Inc. (“AmpliTech” or “the Company”) was incorporated under the laws of the State of New York on October 18, 2002. On August 13, 2012, the Company acquired AmpliTech Inc., by issuing 16,675,000 shares of the Company’s Common Stock to the shareholders of Amplitech Inc. in exchange for 100% of the outstanding shares of AmpliTech Inc. (“the Share Exchange”). After the Share Exchange, the selling shareholders owned 1,200,000 shares of the outstanding 17,785,000 shares of Company common stock, resulting in a change in control. Accordingly, the transaction was accounted for as a reverse acquisition in which AmpliTech, Inc. was deemed to be the accounting acquirer, and the operations of the Company were consolidated for accounting purposes. The capital balances have been retroactively adjusted to reflect the reverse acquisition.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of December 31, 2016 and 2015 the Company’s cash and cash equivalents were deposited primarily in one financial institution.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2016 and 2015

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change in the future. An allowance of $0 has been recorded at December 31, 2016 and 2015, respectively.

Depreciation and Amortization

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Tax”. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has adopted the provisions of FASB ASC 740-10-05 “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2016 and 2015, the Company had no material unrecognized tax benefits.

AmpliTech Group, Inc

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2016 and 2015

Earnings Per Share

Basic earnings (loss) per share (“EPS”) are determined by dividing the net earnings (loss) by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings (loss) by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. As of December 31, 2016 and 2015 there were 39,869,206 and 39,607,619, respectively potential dilutive shares that needed to be considered as common share equivalents.

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

AmpliTech Group, Inc

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2016 and 2015

Concentration of Credit Risk

Financial instruments that potentially subject the company to concentration of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Therefore, management does not believe significant credit risks exist at December 31, 2016. Sales to the Company's two largest customers represented approximately 35% and 18% of total sales for the year ended December 31, 2016.

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

For The Years Ended December 31, 2016 and 2015

Level 3. Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.

Application of Valuation Hierarchy

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. As such, the Company assessed that the fair value of , accounts receivable, prepaid expenses, accounts payable and accrued expenses, customer deposits, notes payable, and amounts due to officer approximate their carrying values due to their short-term nature.

(3) Inventory

Inventory, which consists primarily of raw materials and finished goods, is stated at the lower of cost (first-in, first-out basis) or market (net realizable value). The inventory value at December 31, 2016 and 2015 was as follows;

	2016	2015

Raw Materials	$189,373	$119,027
Work-in Progress	48,791	11,562
Finished Goods	90,048	87,500
Engineering Models	3,726	3,726

Subtotal	$331,938	$221,815
Less: Reserve for Obsolescence	(65,000)	(76,000)

Total	$266,938	$145,815

AmpliTech Group, Inc

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2016 and 2015

(4) Property and Equipment

Property and Equipment with estimated useful lives of seven and ten years consisted of the following at December 31, 2016 and 2015;

	2016	2015

Lab Equipment	$560,833	$546,498
Furniture and Fixtures	11,568	11,568

Subtotal	572,401	558,066
Less: Accumulated Depreciation	(499,111)	(470,252)

Total	$73,290	$87,814

Depreciation expense for 2016 and 2015 was $28,859 and $29,604 respectively.

(5) Notes Payable

Notes Payable at December 31, 2016 and 2015 includes a demand note totaling $15,000 and $26,958, respectively from one corporation with an interest rate of 8% per annum. Accrued interest related to this note was $9,889 and $7,858 as of December 31, 2016 and 2015, respectively. Interest expense related to these notes for 2016 and 2015 was $2,031 and $2,108 respectively.

(6) Line of Credit

On November 16, 2015, the Company entered into a commercial line of credit for $150,000. This agreement will be paid over a three year term with monthly payments equal to 2.780% of the outstanding balance plus accrued interest. The initial variable interest rate on this agreement is 5.25% per annum. This interest rate may change every year on the anniversary date or change date to reflect the new prime rate in effect as per the Wall Street Journal plus 2%. The interest rate will never be greater than 25% or less than 5%. On April 20, 2016, the existing line of credit was increased from $150,000 to $250,000 with an extended maturity date of April 20, 2019. As of December 31, 2016 and 2015 the outstanding balance was $54,907 and $62,361, respectively. Interest expense relating to this line of credit for 2016 and 2015 was $4,029 and $298, respectively.

AmpliTech Group, Inc

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2016 and 2015

(7) Due to Officer

On August 1, 2014, the Chief Executive Officer, who is also the Company’s majority shareholder, paid off $56,291 of the SBA- backed working capital loan balance of on behalf of the Company. The balance of the deferred financing costs of $8,007 associated with this loan was written off as amortization expense. The loan is payable on demand and accrues interest at a rate of 8% per annum. Payments will be made for the amount demanded plus accrued interest on the unpaid balance through the demand date. As of December 31, 2016 and 2015, the outstanding balance was $0 and $ 78,291. During the year ended December 31, 2016, the Company borrowed an additional $20,000 and repaid $98,291 in principal and $2,177 of interest expense. During the year ended December 31, 2015, the Company borrowed an additional $79,000 and repaid $47,000 in principal and $2,629 of interest expense.

(8) Income Taxes

The provision for (benefit from) income taxes for the years ended December 31, 2016 and 2015 are as follows, assuming a combined effective tax rate of approximately 35%.

	Years Ended
	December 31,
	2016	2015

Tax at statutory rate	$182,515	$20,200

Federal and state net operating loss	149,799	23,942

Meals & entertainment	83	-

Life insurance	1,572	-

Tax penalty	58	-

Depreciation	1,403	1,403

Other	16,179	-

Change in Valuation Allowance	(310,535)	(44,915)

Total income tax provision	$41,092	$-

AmpliTech Group, Inc

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2016 and 2015

The Company had deferred tax income tax assets as of December 31, 2016 and 2015 as follows:

	December 31,
	2016	2015

Net operating loss carryforwards	$240,655	$552,593
Depreciation	11,845	10,443
Stock based compensation	200,480	200,480
Valuation allowance	(452,980)	(763,516)
Total net deferred tax assets	-	-

The Company has maintained a full valuation allowance against the total deferred tax assets for all periods due to the uncertainty of future utilization.

As of December 31, 2016, the Company has net federal and state net operating loss carry forwards of approximately $601,637 that begin to expire in 2034.

(9) Capital Stock

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

For The Years Ended December 31, 2016 and 2015

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

Common Stock:

The Company originally authorized 50,000,000 shares of common stock with a par value of $0.001. Effective May 20, 2014, the Company increased its authorized shares of common stock from 50,000,000 to 500,000,000. As of December 31, 2016 and 2015 the Company had 46,136,326 shares of common stock issued and outstanding, respectively.

Options:

During 2014, the Company granted the chief executive officer and sole director of the Company an immediately exercisable option to purchase an aggregate of 400,000 shares of Series A at an exercise price of $0.0206 per share of the underlying common stock. There is no expiration date for this option.

(10) Commitments and Contingencies:

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

AmpliTech Group, Inc

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2016 and 2015

The following is a schedule of the future minimum rental payments under the office space lease:

Year ending December 31,

2017	51,719
2018	53,658
2019	55,670
2020	57,758
2021	4,828

Total	$223,633

Rent expense for December 31, 2016 and 2015 were $49,615 and $35,580, respectively.

(11) Subsequent events

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

Based on the evaluation as of December 31, 2016, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our chief executive officer and chief financial officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016, and based on that evaluation they concluded that our internal control over financial reporting were effective.

The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that re-evaluation due to material weakness identified below, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2016 to ensure that information required to be disclosed in our Exchange Act reports was (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, because of material weaknesses in our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and sole director are as follows:

Name	Age	Position

Fawad Maqbool (1)	56	Chairman, President, Chief Executive Officer, and Treasurer and a Director

Louisa Sanfratello (2)	51	Chief Financial Officer and Secretary

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

A brief description of the background and business experience of our sole executive officer and director for the past five years is as follows:

Fawad Maqbool, age 56, has served as the President, Chief Executive Officer and Chairman of the Board of Directors since founding Amplitech, Inc. 2002. He has also been the majority shareholder of the Company since its inception. Prior to founding Amplitech, Inc., Mr. Maqbool was the President of Aeroflex Amplicomm, Inc. for 2000 and 2001. His duties included, among other things, overseeing the design and development of amplifiers specifically for fiber optic communication applications. Mr. Maqbool was with MITEQ, Inc. from 1987 through 1999 where he began as an Engineering Group Leader and ultimately held the title of Department Head responsible for a staff of thirty-two consisting of engineers, technicians, assemblers and support personnel. His professional career began with the Hazeltine Corporation in 1983 where he was a Microwave Design Engineer through 1986. Mr. Maqbool received bachelor degrees in electrical engineering (major in microwaves and RF) and biomedical engineering from the City College of New York. He subsequently earned a master’s degree in electrical engineering (major in microwaves and RF) from Polytechnic University.

Through his prior service, Mr. Maqbool possesses the knowledge and experience in microwaves and RF electrical engineering that aids him in efficiently and effectively identifying and executing the Company’s strategic priorities.

Louisa Sanfratello, CPA, age 51, has been a self-employed independent accountant servicing numerous clients in various industries since 1998. . Ms. Sanfratello began her professional career in 1987 with the public accounting firm of Holtz Rubenstein & Company where she was a member of the audit staff until 1990. Ms. Sanfratello was the Controller of The New Interdisciplinary School from 1991 through 1997 where she was responsible for the preparation of financial statements and coordination of all outside audits, reporting directly to the executive director. Her duties included the day-to-day financial management of the organization including projection of cash flow requirements. She later became the chief accountant for the local chapter of Make a Wish Foundation. She currently serves as the Treasurer of the Down Syndrome Advocacy Foundation. Ms. Sanfratello received a bachelor degree (magna cum laude) in business administration – accounting from Dowling College.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports in 2016.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and director, including our Chief Executive Officer, however, we are in the process of formulating a code of ethics and intend to adopt one in the near future.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to, the named person, during the years ended December 31, 2016 and 2015:

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Fawad Maqbool	2016	150,000	-	-	-	150,000
Chairman, President and Chief Executive Officer	2015	150,000	-		23,555	173,555

Outstanding Equity Awards at Fiscal Year End

Except as indicated in the above table, none of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2016 and 2015.

Compensation of Our President and Chief Executive Officer

Fawad Maqbool, as our sole director, has authority and discretion to determine his own compensation for serving as the Company’s President and Chief Executive Officer.

Compensation of Directors

During the year ended December 31, 2016 and 2015, our sole director Fawad Maqbool did not receive any compensation solely for service as a director.

Compensation Committee Interlocks and Insider Participation

During the fiscal years of 2016 and 2015, we did not have a standing compensation committee. Our board of directors was responsible for the functions that would otherwise be handled by the compensation committee. The sole director conducted deliberations concerning executive officer compensation, including directors who were also executive officers. Fawad Maqbool, as our sole director, has authority and discretion to determine his own compensation for serving as the Company’s President and Chief Executive Officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of March 2, 2017. Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise indicated below, the address of each person listed in the table below is c/o 620 Johnson Avenue, Bohemia, NY 11716.

	Amount and Nature of Beneficial Ownership
	Common Stock (1)
Name and Address of Beneficial Owner	No. of Shares	% of Class
Directors and Officers
Fawad Maqbool,(2) Chairman, President, and Chief Executive Officer	11,780,280	25.53%
Louisa Sanfratello, Chief Financial Officer	200,000	Less than 2%
All officers and directors as a group (2 persons)	11,980,280	25.97%

5% Security Holders

Microphase Corporation 587 Connecticut Aveunue Norwalk, CT 06854	8,666,666	18.78%

______________

(1)	Based on 46,136,326 shares of common stock issued and outstanding .
(2)

Excludes (i) 140,000 shares of Series A Convertible Preferred Stock and (ii) an option to purchase 400,000 shares of Series A Preferred Stock. The holder of the Series A Convertible Preferred is entitled to 51% of the total votes on all matters and each outstanding share of Series A is convertible at the option of the holder into 100 shares of the Company’s common stock at a conversion price of $0.0206 per share.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following sets forth a summary of transactions since the beginning of the fiscal year of 2016, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Our principal executive officer and sole director, Fawad Maqbool, advanced monies to the Company for working capital. The amount due was unsecured, interest bearing and payable upon demand. The balance and highest principal amount was $78,291 during the year ending December 31, 2016.

Director Independence

Fawad Maqbool, the sole member of our Board of Directors, is not independent using the definition of independence under NASDAQ Listing Rule 5605(a)(2) and the standards established by the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the aggregate fees we paid for professional services provided to us for 2016 and 2015:

	2016	2015
Audit Fees	$32,057	$33,727
Audit-Related Fees	0	0
Tax Fees	3,275	0
All Other Fees	0	0

Total	$35,332	$33,727

Audit Fees

For the year ended December 31, 2016 and 2015, we paid $32,057 and $33,727 respectively for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

For the fiscal years ended December 31, 2016 and 2015, we paid approximately $0 and $0, respectively, for audit related services.

Tax Fees

For our fiscal years ended December 31, 2016 and 2015, we paid $3,275 and $0 respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended December 31, 2016 and 2015.

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

We do not have an Audit Committee. Our Board of Directors pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during 2016 were pre-approved by our Board of Directors. We do not have a record of the percentage of the above fees that were pre-approved in 2016. However, all of the above services in 2016 were reviewed and approved by our Board of Directors either before or after the respective services were rendered.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Annual Report.

1.	Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Operations for the years ended December 31, 2016 and 2015
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015
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

AmpliTech Group, Inc.

Date: March 2, 2017	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Fawad Maqbool	President, Chief Executive Officer and	March 2, 2017
Fawad Maqbool	Chairman of the Board of Directors (principal executive officer)

/s/ Louisa Sanfratello	Chief Financial Officer and Secretary	March 2, 2017
Louisa Sanfratello	(principal financial and accounting officer)

