Form 10-Q
period 2017-03-31
AmpliTech Group, Inc.
filed 2017-05-10
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number 000-54355

AmpliTech Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-4566352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

620 Johnson Avenue

Bohemia, NY 11716

(Address of principal executive offices) (Zip Code)

(631)-521-7831

(Registrant’s telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 8, 2017, the registrant had 46,136,326 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2017

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AmpliTech Group, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(Unaudited)	(Revised)
Assets
Current Assets
Cash and cash equivalents	$250,239	$283,660
Accounts receivable	167,762	$146,235
Inventory, net	290,023	$266,938
Prepaid expenses	18,041	$3,705
Total Current Assets	726,065	700,538

Property and equipment, net	69,079	73,290
Security deposits	8,753	$8,753

Total Assets	$803,897	$782,581

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable and accrued expenses	107,355	92,833
Customer deposits	-	22,430
Notes payable	15,000	15,000
Line of credit	50,467	54,907
Total Current Liabilities	172,822	185,170

Total Liabilities	172,822	185,170

Commitments and Contingencies	-	-

Stockholders' Equity
Series A convertible preferred stock, par value $.001, 401,000 shares authorized, 1,000 shares issued and outstanding, respectively	1	1
Series B convertible preferred stock, par value $.001, 75,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Common Stock, par value $.001, 500,000,000 shares authorized, 46,136,326 shares issued and outstanding, respectively	46,136	46,136
Additional paid-in capital	1,631,976	1,631,976
Accumulated deficit	(1,047,038)	(1,080,702)

Total Stockholders' Equity	631,075	597,411

Total Liabilities and Stockholders' Equity	$803,897	$782,581

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.

Consolidated Statements of Operations

For The Three Months Ended March 31, 2017 and 2016

(Unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2017	2016

Revenue	$458,600	$146,480

Cost of goods sold	197,111	107,996

Gross Profit	261,489	38,484

General and administrative expense	225,493	176,065

Income (Loss) From Operations	35,996	(137,581)

Other Income (Expense)
Interest expense, net	(2,332)	(3,638)

Income (Loss) Before Income Taxes	33,664	(141,219)

Provision For Income Taxes	-	-

Net Income (Loss)	33,664	(141,219)

Net Income (Loss) Per Share;
Basic	$0.01	(0.00)
Diluted	$0.00	(0.00)

Weighted Average Shares Outstanding;
Basic	46,136,326	46,136,326
Diluted	86,030,685	46,136,326

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.

Consolidated Statements of Cash Flows

For The Three Months Ended March 31, 2017 and 2016

(Unaudited)

	March 31,	March 31,
	2017	2016
Cash Flows from Operating Activities:

Net Income (Loss)	$33,664	$(141,219)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,633	7,215
Changes in Operating Assets and Liabilities:
Accounts receivable	(21,527)	145,993
Inventory	(23,085)	(84,890)
Prepaid expenses	(14,336)	3,317
Security deposits	-	(320)
Accounts payable and accrued expenses	14,522	7,094
Customer deposits	(22,430)	211,060

Total Adjustments	(60,223)	289,469

Net cash (used in) provided by operating activities	(26,559)	148,250

Cash Flows from Investing Activities:
Purchase of equipment	(2,422)	(14,335)

Net cash used in investing activities	(2,422)	(14,335)

Cash Flows from Financing Activities:
Advances from/(repayment to) line of credit, net	(4,440)	(4,920)
Repayment of amounts due to officer	-	(50,888)

Net cash used in financing activities	(4,440)	(55,808)

Net increase in cash and cash equivalents	(33,421)	78,108

Cash and Cash Equivalents, Beginning of Period	283,660	49,035

Cash and Cash Equivalents, End of Period	$250,239	$127,143

Supplemental disclosures:

Cash paid for interest expense	$2,370	$2,577
Cash paid for income taxes	$-	$-

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Three Months Ended March 31, 2017 and 2016 (Unaudited)

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

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the years ended December 31, 2016 and 2015 included in Form 10-K filed with the SEC.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Three Months Ended March 31, 2017 and 2016 (Unaudited)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of March 31, 2017 the Company’s cash and cash equivalents were deposited primarily in one financial institution.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change in the future. An allowance of $0 has been recorded at March 31, 2017.

Depreciation and Amortization

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Tax”. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has adopted the provisions of FASB ASC 740-10-05 “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At March 31, 2017, the Company had no material unrecognized tax benefits.

AmpliTech Group, Inc

Notes To Consolidated Financial Statements

For The Three Months Ended March 31, 2017 and 2016 (Unaudited)

Earnings Per Share

Basic earnings (loss) per share (“EPS”) are determined by dividing the net earnings (loss) by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings (loss) by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. As of March 31, 2017 and 2016 there were 86,030,685 and 39,607,619, respectively potential dilutive shares that needed to be considered as common share equivalents.

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

AmpliTech Group, Inc

Notes To Consolidated Financial Statements

For The Three Months Ended March 31, 2017 and 2016 (Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the company to concentration of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Therefore, management does not believe significant credit risks exist at March 31, 2017.

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

AmpliTech Group, Inc

Notes To Consolidated Financial Statements

For The Three Months Ended March 31, 2017 and 2016 (Unaudited)

Level 3. Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. The unobservable inputs are developed based on the best information available in the circumstances and may include the Company’s own data.

Application of Valuation Hierarchy

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. As such, the Company assessed that the fair value of , accounts receivable, prepaid expenses, accounts payable and accrued expenses, customer deposits, notes payable, and amounts due to officer approximate their carrying values due to their short-term nature.

(3) Inventory

Inventory, which consists primarily of raw materials and finished goods, is stated at the lower of cost (first-in, first-out basis) or market (net realizable value). The inventory value at March 31, 2017 and December 31, 2016 was as follows:

	March 31,	December 31,
	2017	2016

Raw Materials	$213,212	$189,373
Work-in Progress	30,280	48,791
Finished Goods	107,805	90,048
Engineering Models	3,726	3,726

Subtotal	$355,023	$331,938
Less: Reserve for Obsolescence	(65,000)	(65,000)

Total	$290,023	$266,938

AmpliTech Group, Inc

Notes To Consolidated Financial Statements

For The Three Months Ended March 31, 2017 and 2016 (Unaudited)

(4) Property and Equipment

Property and Equipment with estimated useful lives of seven and ten years consisted of the following at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016

Lab Equipment	$560,833	$560,833
Furniture and Fixtures	13,990	11,568

Subtotal	574,823	572,401
Less: Accumulated Depreciation	(505,744)	(499,111)

Total	$69,079	$73,290

Depreciation expense for the months ended March 31, 2017 was $6,633.

(5) Notes Payable

Notes Payable at March 31, 2017 includes a demand note totaling $15,000 from one corporation with an interest rate of 8% per annum. Accrued interest related to this note was $10,185 as of March 31, 2017 and interest expense related to this note for the three months ended March 31, 2017 was $296.

(6) Line of Credit

On November 16, 2015, the Company entered into a commercial line of credit for $150,000. This agreement will be paid over a three year term with monthly payments equal to 2.780% of the outstanding balance plus accrued interest. The initial variable interest rate on this agreement is 5.25% per annum. This interest rate may change every year on the anniversary date or change date to reflect the new prime rate in effect as per the Wall Street Journal plus 2%. The interest rate will never be greater than 25% or less than 5%. On April 20, 2016, the existing line of credit was increased from $150,000 to $250,000 with an extended maturity date of April 20, 2019. The outstanding balance as March 31, 2017 was $50,467 and the interest paid for the three months ended March 31, 2017 was $758.

AmpliTech Group, Inc

Notes To Consolidated Financial Statements

For The Three Months Ended March 31, 2017 and 2016 (Unaudited)

(7) Capital Stock

Preferred Stock:

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

Common Stock:

The Company originally authorized 50,000,000 shares of common stock with a par value of $0.001. Effective May 20, 2014, the Company increased its authorized shares of common stock from 50,000,000 to 500,000,000. As of March 31, 2017 and December 31, 2016 the Company had 46,136,326 shares of common stock issued and outstanding, respectively.

Options:

During 2014, the Company granted the chief executive officer and sole director of the Company an immediately exercisable option to purchase an aggregate of 400,000 shares of Series A at an exercise price of $0.0206 per share of the underlying common stock. There is no expiration date for this option.

AmpliTech Group, Inc

Notes To Consolidated Financial Statements

For The Three Months Ended March 31, 2017 and 2016 (Unaudited)

(8) Commitments and Contingencies:

On December 4, 2015, the Company entered into a new operating lease agreement to rent office space. This five year agreement commences February 1, 2016 with an annual rent of $50,000 and 3.75% increases in each successive lease year.

Rent expense for the three months ended March 31, 2017 was $12,813.

(9) Revision of Prior Year Financial Statements:

The Company’s correction of the tax provision for the year ended December 31, 2016, resulted in an increase of net income by $41,092.

In accordance with the guidance provided by the SEC’s Staff Accounting Bulletin 99, Materiality and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements the Company has determined that the impact of adjustments relating to the correction of this accounting error are not material to previously issued annual audited consolidated financial statements. Accordingly, these changes are disclosed herein and will be disclosed prospectively.

As a result of the aforementioned correction of accounting errors, the relevant annual financial statements have been restated as follows:

Effects on financials for the year ended December 31, 2016:

	December 31, 2016
	As Previously
	Reported	Adjustment	As Restated

Balance Sheet
Current Liabilities
Accounts Payable and accrued expenses	$133,925	$(41,092)	$92,833
Total Current Liabilities	226,262	(41,092)	185,170
Total Liabilities	$226,262	$(41,092)	$185,170

Stockholders’ Equity
Total Stockholders’ Equity	556,319	41,092	594,411
Total Liabilities and Stockholders’ Equity	$782,581	$41,092	$782,581

 AmpliTech Group, Inc

Notes To Consolidated Financial Statements

For The Three Months Ended March 31, 2017 and 2016 (Unaudited)

	For the year ended December 31, 2016
	As Previously
	Reported	Adjustments	As Restated

Statement of Operations
Provision for Income Taxes	$41,092	$(41,092)	$-
Net income	415,196	41,092	456,288

	For the year ended December 31, 2016
	As Previously
	Reported	Adjustments	As Restated
Statement of Cash Flows
Cash flows from operating activities
Net Income	$415,196	$41,092	$456,288
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	40,250	(41,092)	842
Total adjustments	(68,533)	(41,092)	(109,625)

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

Business Overview

We design, engineer and assemble micro-wave component based amplifiers that meet individual customer’s specifications. Our products consist of Radio Frequency (RF) amplifiers and related subsystems, operating at multiple frequencies from 50kHz to 44GHz, including Low Noise Amplifiers, Medium Power Amplifiers, oscillators, filters, and custom assembly designs. We also offer non-recurring engineering services on a project-by-project basis, for a predetermined fixed contractual amount, or on a time plus material basis.

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

Results of Operations

For The Three Months Ended March 31, 2017 and March 31, 2016

Revenues

Sales increased by $312,120 or approximately 213%, when comparing sales for the three months ended March 31, 2017 of $458,600 to sales for the three months ended March 31, 2016 of $146,480. During the first quarter of 2016, the Company experienced a manufacturing shut down as it relocated to a larger facility and equipment damage and repair delays hindered production.

Cost of Goods Sold and Gross Profit

Cost of goods sold as a percentage of sales increased by $89,115 or 83% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This resulted in a corresponding 579% increase in gross profit as a percentage of sales, or $223,005, when comparing the first three months of 2017 gross profit of $261,489, to the first three months of 2016 gross profit of $38,484. The increase in gross profit is a direct result of the increase in sales and outsourcing all orders with significant quantities.

General and Administrative Expenses

General and administrative expenses increased from $176,065 for the first three months of 2016 compared to $225,493 for the first three months of 2017, an increase of $49,428 or approximately 28%. This increase was due to expanded marketing expenditures in an effort to increase product line exposure and client base and research and development projects.

Income (Loss) From Operations

As a result of the above, the Company had a net income from operations of $35,996 for the three months ended March 31, 2017 compared to the net loss from operations of $137,581 for the three months ended March 31, 2016, an overall increase of $173,577.

Other Income (Expenses)

Interest expense decreased from $3,638 for the first three months of 2016 compared to $2,332 for the first three months of 2017, a decrease of $1,306 or approximately 36%. The decrease was primarily due to the low balance on the Company’s line of credit.

Liquidity and Capital Resources

We have historically financed our operations by the issuance of debt from third party lenders, notes issued to various private individuals and personal funds advanced from time to time by the majority shareholder, who is also the President and Chief Executive Officer of the Company.

As of March 31, 2017, we had $250,239 in cash and cash equivalents compared to $283,660 in cash and cash equivalents as of December 31, 2016. As of December 31, 2016 and March 31, 2017 we had a working capital surplus of $515,368 and $553,243, respectively. We had a stockholders’ equity of $597,411 and $631,075 at December 31, 2016 and March 31, 2017, respectively.

Net cash used in operating activities was $26,559 for the three months ended March 31, 2017, resulting primarily from the increase in inventory and prepaid expenses. Net cash used in investing activities for the three months ended March 31, 2017 was $2,422 to purchase office equipment. Net cash used in financing activities for the three months ended March 31, 2017 was $4,440 which resulted from the repayment of the Company’s line of credit.

We intend to finance our internal growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof. We believe that our cash provided from operations and cash on hand will provide sufficient working capital to fund our operations for the next twelve months.

Critical Accounting Policies, Estimates and Assumptions

The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and those that require significant judgments and estimates.

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the three month period ended March 31, 2017, to the items disclosed as critical accounting policies in management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Based on that evaluation, as of March 31, 2017, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

AmpliTech Group, Inc.

Date: May 9, 2017	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2017	By:	/s/ Louisa Sanfratello
Louisa Sanfratello Chief Financial Officer (Principal Financial Officer)

