Form 10-Q
period 2017-06-30
AmpliTech Group, Inc.
filed 2017-08-14
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

As of August 8, 2017, the registrant had 46,136,326 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2017

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AmpliTech Group, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
	(Unaudited)	(Revised)
Assets
Current Assets
Cash and cash equivalents	$291,047	$283,660
Accounts receivable	92,947	$146,235
Inventory, net	303,958	$266,938
Prepaid expenses	8,923	$3,705
Total Current Assets	696,875	700,538

Property and equipment, net	62,762	73,290
Security deposits	8,753	$8,753

Total Assets	$768,390	$782,581

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable and accrued expenses	69,380	92,833
Customer deposits	85,333	22,430
Notes payable	15,000	15,000
Line of credit	26,825	54,907
Total Current Liabilities	196,538	185,170

Total Liabilities	196,538	185,170

Commitments and Contingencies	-	-

Stockholders' Equity
Series A convertible preferred stock, par value $.001, 401,000 shares authorized, 1,000 shares issued and outstanding, respectively	1	1
Series B convertible preferred stock, par value $.001, 75,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Common Stock, par value $.001, 500,000,000 shares authorized, 46,136,326 shares issued and outstanding, respectively	46,136	46,136
Additional paid-in capital	1,631,976	1,631,976
Accumulated deficit	(1,106,261)	(1,080,702)

Total Stockholders' Equity	571,852	597,411

Total Liabilities and Stockholders' Equity	$768,390	$782,581

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.
Condensed Consolidated Statements of Operations
For The Three and Six Months Ended June 30 , 2017 and 2016
(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Revenue	$301,305	$504,565	$759,904	$651,045

Cost of goods sold	128,970	150,125	326,081	258,121

Gross Profit	172,335	354,440	433,823	392,924

General and administrative expense	229,485	194,855	454,978	370,920

Income (Loss) From Operations	(57,150)	159,585	(21,155)	22,004

Other Income (Expense)
Interest expense, net	(2,073)	(4,824)	(4,404)	(8,462)

Income (Loss) Before Income Taxes	(59,223)	154,761	(25,559)	13,542

Provision For Income Taxes	-	-	-	-

Net Income (Loss)	(59,223)	154,761	(25,559)	13,542

Net Income (Loss) Per Share;
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

Weighted Average Shares Outstanding;
Basic	46,136,326	46,136,326	46,136,326	46,136,326
Diluted	86,030,685	85,791,556	86,030,685	85,791,556

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.
Condensed Consolidated Statements of Cash Flows
For The Six Months Ended June 30, 2017 and 2016
(Unaudited)

	June 30,	June 30,
	2017	2016
Cash Flows from Operating Activities:

Net (Loss) Income	$(25,559)	$13,542
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	13,299	14,430
Changes in Operating Assets and Liabilities:
Accounts receivable	53,288	166,079
Inventory	(37,020)	(165,490)
Prepaid expenses	(5,218)	7,683
Security deposits	-	(320)
Accounts payable and accrued expenses	(23,453)	29,740
Customer deposits	62,903	54,621

Total Adjustments	63,799	106,743

Net cash provided by operating activities	38,240	120,285

Cash Flows from Investing Activities:
Purchase of equipment	(2,771)	(14,335)

Net cash used in investing activities	(2,771)	(14,335)

Cash Flows from Financing Activities:
Advances from/(repayment to) line of credit,net	(28,082)	29,493
Proceeds from officer	-	20,000
Repayment of amounts due to officer	-	(50,888)

Net cash used in financing activities	(28,082)	(1,395)

Net increase in cash and cash equivalents	7,387	104,555

Cash and Cash Equivalents, Beginning of Period	283,660	49,035

Cash and Cash Equivalents, End of Period	$291,047	$153,590

Supplemental disclosures:

Cash paid for interest expense	$4,481	$6,052
Cash paid for income taxes	$-	$438

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2017 and 2016 (Unaudited)

(1) Organization and Business Description

AmpliTechGroup Inc. (“AmpliTech” or “the Company”) was incorporated under the laws of the State of Nevada on December 30, 2010. On August 13, 2012, the Company acquired AmpliTech Inc., by issuing 16,675,000 shares of the Company’s Common Stock to the shareholders of Amplitech Inc. in exchange for 100% of the outstanding shares of AmpliTech Inc. (“the Share Exchange”). After the Share Exchange, the selling shareholders owned 1,200,000 shares of the outstanding 17,785,000 shares of Company common stock, resulting in a change in control. Accordingly, the transaction was accounted for as a reverse acquisition in which AmpliTech, Inc. was deemed to be the accounting acquirer, and the operations of the Company were consolidated for accounting purposes. The capital balances have been retroactively adjusted to reflect the reverse acquisition.

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

The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2016 included in Form 10-K filed with the SEC.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2017 and 2016 (Unaudited)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of June 30, 2017 the Company’s cash and cash equivalents were deposited primarily in one financial institution.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change in the future. An allowance of $0 has been recorded at June 30, 2017 and December 31, 2016.

Depreciation and Amortization

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Tax”. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has adopted the provisions of FASB ASC 740-10-05 “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At June 30, 2017, the Company had no material unrecognized tax benefits.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2017 and 2016 (Unaudited)

Earnings Per Share

Basic earnings (loss) per share (“EPS”) are determined by dividing the net earnings (loss) by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings (loss) by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. As of June 30, 2017 and 2016 there were 39,888,149 and 39,655,230, respectively potential dilutive shares that needed to be considered as common share equivalents.

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2017 and 2016 (Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the company to concentration of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Therefore, management does not believe significant credit risks exist at June 30, 2017.

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

For The Six Months Ended June 30, 2017 and 2016 (Unaudited)

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

(3) Inventory

Inventory, which consists primarily of raw materials and finished goods, is stated at the lower of cost (first-in, first-out basis) or market (net realizable value). The inventory value at June 30, 2017 and December 31, 2016 was as follows:

	June 30,	December 31,
	2017	2016

Raw Materials	$239,032	$189,373
Work-in Progress	23,834	48,791
Finished Goods	102,366	90,048
Engineering Models	3,726	3,726

Subtotal	$368,958	$331,938
Less: Reserve for Obsolescence	(65,000)	(65,000)

Total	$303,958	$266,938

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2017 and 2016 (Unaudited)

(4) Property and Equipment

Property and Equipment with estimated useful lives of seven and ten years consisted of the following at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016

Lab Equipment	$560,833	$560,833
Furniture and Fixtures	14,339	11,568

Subtotal	575,172	572,401
Less: Accumulated Depreciation	(512,410)	(499,111)

Total	$62,762	$73,290

Depreciation expense for the six months ended June 30, 2017 was $13,299.

(5) Notes Payable

Notes Payable at June 30, 2017 includes a demand note totaling $15,000 from one corporation with an interest rate of 8% per annum. Accrued interest related to this note was $10,484 as of June 30, 2017 and interest expense related to this note for the six months ended June 30, 2017 was $595.

(6) Line of Credit

On November 16, 2015, the Company entered into a commercial line of credit for $150,000. This agreement will be paid over a three year term with monthly payments equal to 2.780% of the outstanding balance plus accrued interest. The initial variable interest rate on this agreement is 5.25% per annum. This interest rate may change every year on the anniversary date or change date to reflect the new prime rate in effect as per the Wall Street Journal plus 2%. The interest rate will never be greater than 25% or less than 5%. On April 20, 2016, the existing line of credit was increased from $150,000 to $250,000 with an extended maturity date of April 20, 2019. The outstanding balance as of June 30, 2017 was $26,825 and the interest paid for the six months ended June 30, 2017 was $1,381.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2017 and 2016 (Unaudited)

(7) Capital Stock

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

Common Stock:

The Company originally authorized 50,000,000 shares of common stock with a par value of $0.001. Effective May 20, 2014, the Company increased its authorized shares of common stock from 50,000,000 to 500,000,000. As of June 30, 2017 and December 31, 2016 the Company had 46,136,326 shares of common stock issued and outstanding, respectively.

Options:

During 2014, the Company granted the chief executive officer and sole director of the Company an immediately exercisable option to purchase an aggregate of 400,000 shares of Series A at an exercise price of $0.0206 per share of the underlying common stock. There is no expiration date for this option and the related expense has been recorded in prior years.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended June 30, 2017 and 2016 (Unaudited)

(8) Commitments and Contingencies:

On December 4, 2015, the Company entered into a new operating lease agreement to rent office space. This five year agreement commenced February 1, 2016 with an annual rent of $50,000 and 3.75% increases in each successive lease year.

Rent expense for the six months ended June 30, 2017 was $25,781.

(9) Revision of Prior Year Financial Statements:

The Company’s correction of the tax provision for the year ended December 31, 2016, resulted in an increase of net income by $ 41,092.

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

As a result of the aforementioned correction of accounting errors, the relevant annual financial statements have been revised as follows:

Effects on financials for the year ended December 31, 2016:

	December 31, 2016
	As Previously Reported	Adjustment	As Revised
Balance Sheet
Current Liabilities
Accounts Payable and accrued expenses	$133,925	$(41,092)	$92,833
Total Current Liabilities	226,262	(41,092)	185,170
Total Liabilities	$226,262	$(41,092)	$185,170

Stockholders’ Equity
Total Stockholders’ Equity	556,319	41,092	594,411
Total Liabilities and Stockholders’ Equity	$782,581	$41,092	$782,581

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2017 and 2016 (Unaudited)

	For the year ended December 31, 2016
	As Previously Reported	Adjustments	As Revised
Statement of Operations
Provision for Income Taxes	$41,092	$(41,092)	$-
Net income	$415,196	$41,092	$456,288

	For the year ended December 31, 2016
	As Previously Reported	Adjustments	As Revised
Statement of Cash Flows
Cash flows from operating activities
Net Income	$415,196	$41,092	$456,288
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	40,250	(41,092)	842
Total adjustments	(68,533)	(41,092)	(109,625)

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

Under the JOBS Act, we will remain an “emerging growth company” until the earliest of:

•	the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more;
•	the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering;
•	the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and
•	the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, or the Exchange Act. We will qualify as a large accelerated filer as of the first day of the first fiscal year after we have (i) more than $700 million in outstanding common equity held by our non-affiliates and (ii) been public for at least 12 months. The value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter.

The Section 107 of the JOBS Act provides that we may elect to utilize the extended transition period for complying with new or revised accounting standards and such election is irrevocable if made. As such, we have made the election to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

Results of Operations

For the Six Months Ended June 30, 2017 and June 30, 2016

Revenues

Sales increased by $108,859 or approximately 16.7%, when comparing sales for the six months ended June 30, 2017 of $759,904 to sales for the six months ended June 30, 2016 of $651,045. The overall increase in sales is a result of increased marketing and advertising.

Cost of Goods Sold and Gross Profit

Cost of goods sold as a percentage of sales increased by $67,960 or 26.3% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. This increase is due to the outsourcing of all orders with significant quantities. This resulted in a corresponding 10.4% increase in gross profit as a percentage of sales, or $40,899, when comparing the first six months of 2017 gross profit of $433,823, to the first six months of 2016 gross profit of $392,924.

General and Administrative Expenses

General and administrative expenses increased from $370,920 for the first six months of 2016 compared to $454,978 for the first six months of 2017, an increase of $84,058 or approximately 22.7%. This increase was due to expanded marketing expenditures in an effort to increase product line exposure and client base and research and development projects. The Company also attended numerous trade shows, increased advertising in microwave journals and visited several potential customers to promote our new and existing products.

Income (Loss) From Operations

As a result of the above, the Company had a net loss from operations of $21,155 for the six months ended June 30, 2017 compared to the net income from operations of $22,004 for the six months ended June 30, 2016, an overall decrease of $43,159.

Other Income (Expenses)

Interest expense decreased from $8,462 for the first six months of 2016 compared to $4,404 for the first six months of 2017, a decrease of $4,058 or approximately 47.9%. The decrease was primarily due to the low balance on the Company’s line of credit.

For the Three Months Ended June 30, 2017 and June 30, 2016

Revenues

Sales decreased by $203,260 or approximately 40.3%, when comparing sales for the three months ended June 30, 2017 of $301,305 to sales for the three months ended June 30, 2016 of $504,565. This decrease was directly related to fulfilling a large foreign sales order with a higher gross margin in the second quarter of 2016.

Cost of Goods Sold and Gross Profit

Cost of goods sold as a percentage of sales decreased by $21,155 or 14.1% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease is directly related to a decrease in production. This resulted in a 51.4% decrease in gross profit as a percentage of sales, or $182,105 when comparing the first three months of 2017 gross profit of $172,335, to the first three months of 2016 gross profit of $354,440. This decrease was directly related to fulfilling a large foreign sales order with a higher gross margin in the second quarter of 2016.

General and Administrative Expenses

General and administrative expenses increased from $194,855 for the three months ended June 30, 2016 compared to $229,485 for the three months ended June 30, 2017, an increase of $34,630. The focus during the three month period ended June 30, 2017 was to concentrate on advertising for the annual trade show held in Hawaii in June 2017. In addition, the Company attended the Planet Microcap showcase in Las Vegas for investment exposure and visited several potential customers to promote our new and existing products. The Company also incurred an increase of approximately $13,000 in research and development.

Income (Loss) From Operations

As a result of the above, the Company had net loss from operations of $57,150 for the three months ended June 30, 2017 compared to net income from operations of $159,585 for the three months ended June 30, 2016, a decrease of $216,735.

Other Income (Expenses)

Interest expense decreased from $4,824 for the three months ended June 30, 2016 compared to $2,073 for the three months ended June 30, 2017, a decrease of $2,751. The decrease is primarily due to the low balance on the Company’s line of credit.

Liquidity and Capital Resources

We have historically financed our operations by the issuance of debt from third party lenders, notes issued to various private individuals and personal funds advanced from time to time by the majority shareholder, who is also the President and Chief Executive Officer of the Company.

As of June 30, 2017, we had $291,047 in cash and cash equivalents compared to $283,660 in cash and cash equivalents as of December 31, 2016. As of December 31, 2016 and June 30, 2017 we had working capital of $515,368 and $500,337, respectively. We had a stockholders’ equity of $597,411 and $571,852 at December 31, 2016 and June 30, 2017, respectively.

Net cash provided by operating activities was $38,240 for the six months ended June 30, 2017, resulting primarily from the decrease in accounts receivable and an increase in customer deposits. Net cash used in investing activities for the six months ended June 30, 2017 was $2,771 used to purchase office equipment. Net cash used in financing activities for the six months ended June 30, 2017 was $28,082 which resulted from the repayment of the Company’s line of credit, net of advances received.

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

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the six month period ended June 30, 2017, to the items disclosed as critical accounting policies in management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Based on that evaluation, as of June 30, 2017, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

AmpliTech Group, Inc.

Date: August 14, 2017	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2017	By:	/s/ Louisa Sanfratello
Louisa Sanfratello
Chief Financial Officer (Principal Financial Officer)

