Form 10-Q
period 2017-09-30
AmpliTech Group, Inc.
filed 2017-11-14
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 14, 2017, the registrant had 46,136,326 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2017

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AmpliTech Group, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Revised)
Assets
Current Assets
Cash and cash equivalents	$235,879	$283,660
Accounts receivable	56,516	$146,235
Inventory, net	329,024	$266,938
Prepaid expenses	3,475	$3,705
Total Current Assets	624,894	700,538

Property and equipment, net	56,030	73,290
Security deposits	8,753	$8,753

Total Assets	$689,677	$782,581

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable and accrued expenses	64,478	92,833
Customer deposits	68,132	22,430
Notes payable	15,000	15,000
Line of credit	24,648	54,907
Total Current Liabilities	172,258	185,170

Total Liabilities	172,258	185,170

Commitments and Contingencies	-	-

Stockholders' Equity
Series A convertible preferred stock, par value $.001, 401,000 shares authorized, 1,000 shares issued and outstanding, respectively	1	1
Series B convertible preferred stock, par value $.001, 75,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Common Stock, par value $.001, 500,000,000 shares authorized, 46,136,326 shares issued and outstanding, respectively	46,136	46,136
Additional paid-in capital	1,631,976	1,631,976
Accumulated deficit	(1,160,694)	(1,080,702)

Total Stockholders' Equity	517,419	597,411

Total Liabilities and Stockholders' Equity	$689,677	$782,581

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Operations

For The Three and Nine Months Ended September 30 , 2017 and 2016

(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Revenue	$284,151	$721,482	$1,044,055	$1,372,527

Cost of goods sold	141,988	309,762	468,069	575,554

Gross Profit	142,163	411,720	575,986	796,973

General and administrative expense	195,407	168,086	650,385	547,048

Income (Loss) From Operations	(53,244)	243,634	(74,399)	249,925

Other Income (Expense)
Interest expense, net	(1,189)	(4,428)	(5,593)	(12,890)

Income (Loss) Before Income Taxes	(54,433)	239,206	(79,992)	237,035

Provision For Income Taxes	-	-	-	-

Net Income (Loss)	(54,433)	239,206	(79,992)	237,035

Net Income (Loss) Per Share;
Basic	$(0.00)	$0.01	$(0.00)	$0.01
Diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted Average Shares Outstanding;
Basic	46,136,326	46,136,326	46,136,326	46,136,326
Diluted	46,136,326	85,951,157	46,136,326	85,951,157

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Cash Flows

For The Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	September 30,	September 30,
	2017	2016
Cash Flows from Operating Activities:

Net (Loss) Income	$(79,992)	$237,035
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	20,031	21,645
Changes in Operating Assets and Liabilities:
Accounts receivable	89,719	49,144
Inventory	(62,086)	(129,316)
Prepaid expenses	230	3,615
Security deposits	-	(320)
Accounts payable and accrued expenses	(28,355)	105
Customer deposits	45,702	39,477

Total Adjustments	65,241	(15,650)

Net cash (used in) provided by operating activities	(14,751)	221,385

Cash Flows from Investing Activities:
Purchase of equipment	(2,771)	(14,335)

Net cash used in investing activities	(2,771)	(14,335)

Cash Flows from Financing Activities:
Repayment to line of credit, net	(30,259)	(2,624)
Proceeds from officer	-	20,000
Repayment of amounts due to officer	-	(81,291)

Net cash used in financing activities	(30,259)	(63,915)

Net increase in cash and cash equivalents	(47,781)	143,135

Cash and Cash Equivalents, Beginning of Period	283,660	49,035

Cash and Cash Equivalents, End of Period	$235,879	$192,170

Supplemental disclosures:

Cash paid for interest expense	$5,710	$12,940
Cash paid for income taxes	$53	$750

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2017 and 2016 (Unaudited)

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

The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2016 included in Form 10-K filed with the SEC.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2017 and 2016 (Unaudited)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of September 30, 2017 the Company’s cash and cash equivalents were deposited primarily in one financial institution.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonablypossible that the Company’s estimate of the allowance for doubtful accounts will change in the future. An allowance of $0 has been recorded at September 30, 2017 and December 31, 2016.

Depreciation and Amortization

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Tax”. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has adopted the provisions of FASB ASC 740-10-05 “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At September 30, 2017, the Company had no material unrecognized tax benefits.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2017 and 2016 (Unaudited)

Earnings Per Share

Basic earnings (loss) per share (“EPS”) are determined by dividing the net earnings (loss) by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings (loss) by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. As of September 30, 2017 and 2016 there were 39,814,921 and 39,814,831, respectively potential dilutive shares that needed to be considered as common share equivalents. As of September 30, 2017, because of the net loss, the effect of these potential common shares is anti-dilutive for September 30, 2017.

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2017 and 2016 (Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the company to concentration of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Therefore, management does not believe significant credit risks exist at September 30, 2017.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue From Contracts With Customers,” which changes the definitions/criteria used to determine when revenue should be recognized from being based on risks and rewards to being based on control. Among other changes, ASU 2014-09 changes the manner in which variable consideration is recognized, requires recognition of the time value of money when payment terms exceed one year, provides clarification on accounting for contract costs, and expands disclosure requirements. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. Although the Company will not complete its final assessment and quantification of the impact of ASU 2014-09 on its consolidated financial statements until adoption, it expects the adoption to have the effect of accelerating the timing of revenue recognition compared to current standards for those arrangements under which the Company is producing customer-specific products without alternative use and would be entitled to payment for work completed, including a reasonable margin. The Company is still in the process of developing an estimate of the impact of the transition adjustment on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business (“ASU 2017-01”). The Amendments in this Update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those periods. Early adoption of this standard is permitted.

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

For The Nine Months Ended September 30, 2017 and 2016 (Unaudited)

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2017 and 2016 (Unaudited)

(3) Inventory

Inventory, which consists primarily of raw materials and finished goods, is stated at the lower of cost (first-in, first-out basis) or market (net realizable value). The inventory value at September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017	December 31, 2016
Raw Materials	$235,499	$189,373
Work-in Progress	55,471	48,791
Finished Goods	99,328	90,048
Engineering Models	3,726	3,726

Subtotal	$394,024	$331,938
Less: Reserve for Obsolescence	(65,000)	(65,000)

Total	$329,024	$266,938

(4) Property and Equipment

Property and Equipment with estimated useful lives of seven and ten years consisted of the following at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016

Lab Equipment	$560,833	$560,833
Furniture and Fixtures	14,339	11,568

Subtotal	575,172	572,401
Less: Accumulated Depreciation	(519,142)	(499,111)

Total	$56,030	$73,290

Depreciation expense for the nine months ended September 30, 2017 was $20,031.

(5) Notes Payable

Notes Payable at September 30, 2017 includes a demand note totaling $15,000 from one corporation with an interest rate of 8% per annum. Accrued interest related to this note was $10,787 as of September 30, 2017 and interest expense related to this note for the nine months ended September 30, 2017 was $898.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2017 and 2016 (Unaudited)

(6) Line of Credit

On November 16, 2015, the Company entered into a commercial line of credit for $150,000. This agreement will be paid over a three year term with monthly payments equal to 2.780% of the outstanding balance plus accrued interest. The initial variable interest rate on this agreement is 5.25% per annum. This interest rate may change every year on the anniversary date or change date to reflect the new prime rate in effect as per the Wall Street Journal plus 2%. The interest rate will never be greater than 25% or less than 5%. On April 20, 2016, the existing line of credit was increased from $150,000 to $250,000 with an extended maturity date of April 20, 2019. The outstanding balance as of September 30, 2017 was $24,648 and the interest paid for the nine months ended September 30, 2017 was $1,785.

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

Common Stock:

The Company originally authorized 50,000,000 shares of common stock with a par value of $0.001. Effective May 20, 2014, the Company increased its authorized shares of common stock from 50,000,000 to 500,000,000. As of September 30, 2017 and December 31, 2016 the Company had 46,136,326 shares of common stock issued and outstanding, respectively.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2017 and 2016 (Unaudited)

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

Rent expense for the nine months ended September 30, 2017 was $38,750.

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

As a result of the aforementioned correction of accounting errors, the relevant annual financial statements have been revised as follows:

Effects on financials for the year ended December 31, 2016:

	December 31, 2016
	As Previously
	Reported	Adjustment	As Revised

Balance Sheet
Current Liabilities
Accounts Payable and accrued expenses	$133,925	$(41,092)	$92,833
Total Current Liabilities	226,262	(41,092)	185,170
Total Liabilities	$226,262	$(41,092)	$185,170

Stockholders’ Equity
Total Stockholders’ Equity	594,411	556,319	41,092
Total Liabilities and Stockholders’ Equity	$782,581	$41,092	$782,581

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2017 and 2016 (Unaudited)

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

Results of Operations

For the Nine Months Ended September 30, 2017 and September 30, 2016

Revenues

Sales decreased by $328,427 or approximately 23.9%, when comparing sales for the nine months ended September 30, 2017 of $1,044,056 to sales for the nine months ended September 30, 2016 of $1,372,527. These results were impacted by the shift in new product demand. The company’s backlog of new orders required new engineering design and additional research and development. These new products are geared towards larger commercial markets to yield much higher revenue in the future.

Cost of Goods Sold and Gross Profit

Cost of goods sold as a percentage of sales decreased by $107,485 or 18.7% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. This decrease is directly related to the decrease in sales. This resulted in a corresponding 27.7% decrease in gross profit as a percentage of sales, or $220,986, when comparing the first nine months of 2017 gross profit of $575,986, to the first nine months of 2016 gross profit of $796,973.

General and Administrative Expenses

General and administrative expenses increased from $547,048 for the first nine months of 2016 compared to $650,385 for the first nine months of 2017, an increase of $103,337 or approximately 18.9%. This increase was due to expanded marketing expenditures in an effort to increase product line exposure and client base and research and development projects. The Company also attended numerous trade shows, increased advertising in microwave journals and visited several potential customers to promote our new and existing products.

Income (Loss) From Operations

As a result of the above, the Company had a net loss from operations of $74,399 for the nine months ended September 30, 2017 compared to the net income from operations of $249,925 for the nine months ended September 30, 2016, an overall decrease of $324,324.

Other Income (Expenses)

Interest expense decreased from $12,890 for the first nine months of 2016 compared to $5,593 for the first nine months of 2017, a decrease of $7,297 or approximately 56.6%. The decrease was primarily due to the low balance on the Company’s line of credit.

For the Three Months Ended September 30, 2017 and September 30, 2016

Revenues

Sales decreased by $437,331 or approximately 60.6%, when comparing sales for the three months ended September 30, 2017 of $284,151 to sales for the three months ended September 30, 2016 of $721,482. This decrease was directly related to fulfilling a large foreign sales order with a higher gross margin in the third quarter of 2016 and the shift in product demand for this quarter.

Cost of Goods Sold and Gross Profit

Cost of goods sold as a percentage of sales decreased by $167,774 or 54.2% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease is directly related to a decrease in production which resulted in a 65.5% decrease in gross profit as a percentage of sales, or $269,557. This decrease was directly related to fulfilling a large foreign sales order with a higher gross margin in the third quarter of 2016.

General and Administrative Expenses

General and administrative expenses increased from $168,086 for the three months ended September 30, 2016 compared to $195,407 for the three months ended September 30, 2017, an increase of $27,321. The Company incurred an increase of approximately $13,000 in research and development and attended the EDI conference in Boston.

Income (Loss) From Operations

As a result of the above, the Company had net loss from operations of $53,244 for the three months ended September 30, 2017 compared to net income from operations of $243,634 for the three months ended September 30, 2016, a decrease of $296,878.

Other Income (Expenses)

Interest expense decreased from $4,428 for the three months ended September 30, 2016 compared to $1,189 for the three months ended September 30, 2017, a decrease of $3,239. The decrease is primarily due to the low balance on the Company’s line of credit.

Liquidity and Capital Resources

We have historically financed our operations by the issuance of debt from third party lenders, notes issued to various private individuals and personal funds advanced from time to time by the majority shareholder, who is also the President and Chief Executive Officer of the Company.

As of September 30, 2017, we had $235,879 in cash and cash equivalents compared to $283,660 in cash and cash equivalents as of December 31, 2016. As of December 31, 2016 and September 30, 2017 we had working capital of $515,368 and $452,636, respectively. We had a stockholders’ equity of $597,411 and $517,419 at December 31, 2016 and September 30, 2017, respectively.

Net cash used in operating activities was $14,751 for the nine months ended September 30, 2017, resulting primarily from the decrease in accounts receivable and accounts payable and an increase in inventory and customer deposits. Net cash used in investing activities for the nine months ended September 30, 2017 was $2,771 used to purchase office equipment. Net cash used in financing activities for the nine months ended September 30, 2017 was $30,259 which resulted from the repayment of the Company’s line of credit, net of advances received.

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

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the nine month period ended September 30, 2017, to the items disclosed as critical accounting policies in management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Based on that evaluation, as of September 30, 2017, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

AmpliTech Group, Inc.

Date: November 14, 2017	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2017	By:	/s/ Louisa Sanfratello
Louisa Sanfratello
Chief Financial Officer (Principal Financial Officer)

