Form 10-K
period 2017-12-31
AmpliTech Group, Inc.
filed 2018-04-02
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2017

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1,883,828.

As of March 30, 2018, the registrant had 46,636,326 shares of common stock issued and outstanding.

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

Our Corporate History and Background

AmpliTech Group Inc. (“AmpliTech” or “the Company”) was incorporated under the laws of the State of Nevada on December 30, 2010. On August 13, 2012, the Company acquired AmpliTech Inc., by issuing 16,675,000 shares of the Company’s Common Stock to the shareholders of Amplitech Inc. in exchange for 100% of the outstanding shares of AmpliTech Inc. (“the Share Exchange”). After the Share Exchange, the selling shareholders owned 1,200,000 shares of the outstanding 17,785,000 shares of Company common stock, resulting in a change in control. Accordingly, the transaction was accounted for as a reverse acquisition in which AmpliTech, Inc. was deemed to be the accounting acquirer, and the operations of the Company were consolidated for accounting purposes. The capital balances have been retroactively adjusted to reflect the reverse acquisition.

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

AmpliTech has also introduced a new line of cryogenic amplifiers designed to operate at temperatures as low as 4K that offer much lower Noise Figures than our standard models and some of the lowest Noise Figures in the industry. Consuming as little DC power as +0.5V DC@8mA, the light-weight, compact housings provide excellent performance while generating very little heat. These amplifiers are very useful for applications that require the absolute minimum amounts of noise injection for the growing market of Low Temperature Applications, such as Quantum Computing, Medical Applications, RF Imaging, Research & Development, Space Communications, Accelerators, Radiometry and Telephony.

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

Our research and development activities are conducted on new product designs to the extent as requested by the customers. The cost of our research and development activities is incorporated into the unit selling prices and, as such, is borne directly by the customers. For the years ending December 31, 2017 and 2016, the Company has incurred research and development costs of $68,447and $35,369, respectively.

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

Suppliers

Our material consists of purchased component parts used in our assembly process. The following table describes supplier concentration based upon the percentage of materials purchased from each supplier for 2017:

Supplier A	$76,729	24.98%
Supplier B	28,375	9.24%
Supplier C	20,298	6.61%
Supplier D	17,869	5.82%
Supplier E	15,495	5.04%
All other suppliers (approximately 49)	148,398	48.31%
Total	$307,164	100%

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

In February 2018, the Company entered into an advisory agreement in order to promote market awareness in Asia and the Middle East.

Trade Shows

We attend trade shows such as MTTS (Microwave Theory and Techniques Show), IMS (International Microwave Symposium), EDIC (Electronic Design Innovation Conference) European Microwave Symposium, SATCON, MILCOM and the American Institute of Physics Exhibit (APS). We also sponsor in some trade shows to gain recognition and presence.

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

Customers

We serve a diverse customer base located primarily in the United States, with an increasing number in Europe, and Asia, across the industries as aerospace, governmental defense, commercial satellite. Our customers include Boeing Aerospace, Viasat, IBM, NASA, Raytheon, Government of Israel, API Technologies, and L3 Integrated Systems.

The following table sets forth our customers that account for more than 10% of our total revenue for 2017:

Customer A	$396,921	28.75%
Customer B	$245,800	17.80%

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

Employees

As of March 30, 2018 we have five full time employees. From time to time, we may hire additional workers on a contract basis as the need arises.

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

Quarters Ended	High	Low
March 31, 2016	$.02	$.02
June 30, 2016	$.02	$.02
September 30, 2016	$.04	$.04
December 31, 2016	$.07	$.06
March 31, 2017	$.10	$.06
June 30, 2017	$.08	$.05
September 30, 2017	$.08	$.04
December 31, 2017	$.05	$.03

Holders

As of March 30, 2018, there were 51 holders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the Company’s fiscal year ended December 31, 2017 which were not previously reported.

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

Results of Operations

As of December 31, 2017, the Company had a working capital of $439,811 and an Accumulated Deficit of $1,177,751. Additionally, there was a net loss of $97,049 and net income $456,288 for the year ended December 31, 2017 and December 31, 2016, respectively.

For Years Ended December 31, 2017 and December 31, 2016

Revenues

Sales decreased from $2,036,443 for the year ended December 31, 2016 to $1,380,743 for the year ended December 31, 2017, a decrease of $655,700 or approximately 32.2%. These results were impacted by the shift in new product demand. The company’s backlog of new orders required new engineering design and additional research and development. These new products are geared towards larger commercial markets to yield much higher revenue in the future.

Cost of Goods Sold and Gross Profit

Cost of Goods Sold decreased from $827,600 in 2016 to $652,444 in 2017, a decrease of $175,156 or approximately 21.2%. This decrease was the direct result of the decrease in sales for the year as well as a decrease in our outsourcing costs. As a result, the gross profit was $728,299 for 2017 compared to $1,208,843 for 2016, a decrease of $480,544 or 39.8%

General and Administrative Expenses

General and administrative expenses increased to $818,395 in 2017 from $736,927 in 2016, an increase of $81,468, or approximately 11.1%. This increase primarily was due to the increase in marketing expenditures, attending additional trade shows, hiring additional sales personnel and the increase in research and development.

Other Income (Expenses)

Interest expense decreased $8,675, or 55.51%, when comparing the year ended December 31, 2017 to the year ended December 31, 2016. The decrease was primarily due to the low balance on the Company’s line of credit.

Net Income

As a result of the decrease in sales and gross profit, the Company had a net loss of $97,049 in 2017 but net income of $456,288 in 2016.

Liquidity and Capital Resources

Operating Activities

The net cash used in operating activities for the year ended December 31, 2017 was $166,827 resulting primarily from the decrease in net income, an increase in inventory and prepaid expenses.

The net cash provided by operating activities for the year ended December 31, 2016 was $346,663 resulting primarily from the increase in net income, a decrease in accounts receivable, an increase in inventory and a decrease in prepaid expenses.

Investing Activities

The net cash used in investing activities for the year ended December 31, 2017 and 2016 was $5,371 and $14,335, respectively, which was for the purchase of equipment.

Financing Activities

The net cash provided by financing activities for the year ended December 31, 2017 was $6,528 a result of borrowing against the line of credit to repay the note payable.

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

As of December 31, 2017, we had cash and cash equivalents of $117,990 a working capital of $439,811 and an accumulated deficit of $1,177,751.

On November 16, 2015, we terminated our factoring agreement and the balance of the loan was paid in full with the Company’s newly acquired commercial line of credit for $150,000. This credit line agreement will be paid over a three year term with monthly payments equal to 2.780% of the outstanding balance plus accrued interest. The initial variable interest rate on this agreement is 5.25% per annum. This interest rate may change every year on the anniversary date or change date to reflect the new prime rate in effect as per the Wall Street Journal plus 2%. The interest rate will never be greater than 25% or less than 5%. On April 20, 2016 the existing line of credit was increased from $150,000 to $250,000 with an extended maturity date of April 20, 2019. As of December 31, 2017 and 2016 the outstanding balance was $76,435 and $54,907, respectively. Interest expense relating to this line of credit for 2017 and 2016 was $2,721 and $4,029, respectively.

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

Off Balance Sheet Transactions

As of December 31, 2017, we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AmpliTech Group, Inc.

Index to Consolidated Financial Statements

For The Years Ended December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Amplitech Group, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amplitech Group, Inc. (“the Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’(deficit), and cash flows for each of the years in the two-year period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2013.

Salt Lake City, UT

April 2, 2018

AmpliTech Group, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2017	2016
		(Revised)
Assets
Current Assets
Cash and cash equivalents	$117,990	$283,660
Accounts receivable	137,465	$146,235
Inventory, net	335,668	$266,938
Prepaid expenses	13,850	$3,705
Total Current Assets	604,973	700,538

Property and equipment, net	51,798	73,290
Security deposits	8,753	$8,753

Total Assets	$665,524	$782,581

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable and accrued expenses	57,145	92,833
Customer deposits	31,582	22,430
Notes payable	-	15,000
Line of credit	76,435	54,907
Total Current Liabilities	165,162	185,170

Total Liabilities	165,162	185,170

Commitments and Contingencies	-	-

Stockholders' Equity
Series A convertible preferred stock, par value $.001, 401,000 shares authorized, 1,000 shares issued and outstanding, respectively	1	1
Series B convertible preferred stock, par value $.001, 75,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Common Stock, par value $.001, 500,000,000 shares authorized, 46,136,326 shares issued and outstanding, respectively	46,136	46,136
Additional paid-in capital	1,631,976	1,631,976
Accumulated deficit	(1,177,751)	(1,080,702)

Total Stockholders' Equity	500,362	597,411

Total Liabilities and Stockholders' Equity	$665,524	$782,581

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.
Consolidated Statements of Operations
For The Years Ended December 31 , 2017 and 2016

	2017	2016
		(Revised)

Revenue	$1,380,743	$2,036,443

Cost of goods sold	652,444	827,600

Gross Profit	728,299	1,208,843

General and administrative expense	818,395	736,927

(Loss) Income From Operations	(90,096)	471,916

Other Income (Expense)
Interest expense, net	(6,953)	(15,628)

(Loss) Income Before Income Taxes	(97,049)	456,288

Provision For Income Taxes	-	-

Net (Loss) Income	(97,049)	456,288

Net (Loss) Income Per Share;
Basic	$(0.00)	$0.01
Diluted	$(0.00)	$0.01

Weighted Average Shares Outstanding;
Basic	46,136,326	46,136,326
Diluted	46,136,326	85,743,945

See accompanying notes to the consolidated financial statements

Amplitech Group, Inc.
Consolidated Statements of Stockholders' Equity
For The Years Ended December 31,2017 and 2016

	Series A Convertible Preferred		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2015	1,000	1	46,136,326	46,136	1,631,976	(1,536,990)	141,123

Net income for the year ended December 31, 2016						456,288	456,288

Balance, December 31, 2016	1,000	1	46,136,326	46,136	1,631,976	(1,080,702)	597,411

Net (loss)for the year ended December 31, 2017						(97,049)	(97,049)

Balance, December 31, 2017	1,000	1	46,136,326	46,136	1,631,976	(1,177,751)	500,362

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.
Consolidated Statements of Cash Flows
For The Years Ended December 31, 2017 and 2016

	December 31,	December 31,
	2017	2016
		(Revised)
Cash Flows from Operating Activities:
Net (Loss) Income	$(97,049)	$456,288
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	26,863	28,859
Changes in Operating Assets and Liabilities:
Accounts receivable	8,770	29,634
Inventory	(68,730)	(121,123)
Prepaid expenses	(10,145)	9,367
Security deposits	-	(320)
Accounts payable and accrued expenses	(35,688)	(842)
Customer deposits	9,152	(55,200)

Total Adjustments	(69,778)	(109,625)

Net cash (used in) provided by operating activities	(166,827)	346,663

Cash Flows from Investing Activities:
Purchase of equipment	(5,371)	(14,335)

Net cash used in investing activities	(5,371)	(14,335)

Cash Flows from Financing Activities:
Advance from (repayment to) line of credit, net	21,528	(7,454)
Note repayment	(15,000)	(11,958)
Proceeds from officer	-	20,000
Repayment of amounts due to officer	-	(98,291)

Net cash provided by (used in) financing activities	6,528	(97,703)

Net change in cash and cash equivalents	(165,670)	234,625

Cash and Cash Equivalents, Beginning of Period	283,660	49,035

Cash and Cash Equivalents, End of Period	$117,990	$283,660

Supplemental disclosures:

Cash paid for interest expense	$7,098	$15,700
Cash paid for income taxes	$53	$750

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2017 and 2016

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

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of December 31, 2017 the Company’s cash and cash equivalents were deposited primarily in one financial institution.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2017 and 2016

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change in the future. An allowance of $0 has been recorded at December 31, 2017 and 2016, respectively.

Depreciation and Amortization

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Tax”. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has adopted the provisions of FASB ASC 740-10-05 “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2017 and 2016, the Company had no material unrecognized tax benefits.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2017 and 2016

Earnings Per Share

Basic earnings (loss) per share (“EPS”) are determined by dividing the net earnings (loss) by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings (loss) by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. As of December 31, 2017 and 2016 there were 40,000,000 and 40,000,000, respectively potential dilutive shares that needed to be considered as common share equivalents.

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

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2017 and 2016

Concentration of Credit Risk

Financial instruments that potentially subject the company to concentration of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Therefore, management does not believe significant credit risks exist at December 31, 2017. Sales to the Company’s two largest customers represented approximately 29% and 18% of total sales for the year ended December 31, 2017.

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

For The Years Ended December 31, 2017 and 2016

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

Research and Development

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include consultants, outside service, and supplies. Research and development costs for the years ended December 31, 2017 and 2016 were $68,447 and $35,369, respectively.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2017 and 2016

(3) Inventory

Inventory, which consists primarily of raw materials and finished goods, is stated at the lower of cost (first-in, first-out basis) or market (net realizable value). The inventory value at December 31, 2017 and 2016 was as follows:

	December 31,	December 31,
	2017	2016

Raw Materials	$216,911	$189,373
Work-in Progress	77,233	48,791
Finished Goods	107,798	90,048
Engineering Models	3,726	3,726

Subtotal	$405,668	$331,938
Less: Reserve for Obsolescence	(70,000)	(65,000)

Total	$335,668	$266,938

(4) Property and Equipment

Property and Equipment with estimated useful lives of seven and ten years consisted of the following at December 31, 2017 and December 31, 2016:

	December 31,	December 31,
	2017	2016

Lab Equipment	$563,434	$560,833
Furniture and Fixtures	14,338	11,568

Subtotal	577,772	572,401
Less: Accumulated Depreciation	(525,974)	(499,111)

Total	$51,798	$73,290

Depreciation expense for the years ended December 31, 2017 and 2016 were $26,863 and $28,859 respectively.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2017 and 2016

(5) Notes Payable

Notes Payable at December 31, 2016 included a demand note totaling $15,000 from one corporation with an interest rate of 8% per annum. Accrued interest related to this note was $9,889 as of December 31, 2016. The note payable was paid in full as of December 31, 2017. Interest expense related to this note for the years ended December 31, 2017 and 2016 were $1,032 and $2,031 respectively.

(6) Line of Credit

On November 16, 2015, the Company entered into a commercial line of credit for $150,000. This agreement will be paid over a three year term with monthly payments equal to 2.780% of the outstanding balance plus accrued interest. The initial variable interest rate on this agreement is 5.25% per annum. This interest rate may change every year on the anniversary date or change date to reflect the new prime rate in effect as per the Wall Street Journal plus 2%. The interest rate will never be greater than 25% or less than 5%. On April 20, 2016, the existing line of credit was increased from $150,000 to $250,000 with an extended maturity date of April 20, 2019. The outstanding balance as of December 31, 2017 and 2016 was $76,435 and $54,907, respectively. Interest expense relating to this line of credit for 2017 and 2016 was $2,721 and $4,029, respectively.

(7) Income Taxes

The provision for (benefit from) income taxes for the years ended December 31, 2017 and 2016 are as follows, assuming a combined effective tax rate of approximately 35%.

	2017	2016
Federal and state net operating loss	(38,820)	209,124

Meals & entertainment	152	83

Life insurance	1,572	1,572

Tax penalty	-	58

Depreciation	1,403	1,403

State tax, net of federal benefit	1,941	(9,126)

Other	(3,344)	23,946

Change in Valuation Allowance	37,097	(409,576)

Total income tax provision	$-	$-

AmpliTech Group, Inc

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2017 and 2016

The Company had deferred tax income tax assets as of December 31, 2017 and 2016 as follows:

	2017	2016

Net operating loss carryforwards	$225,654	$189,960
Depreciation	15,102	13,699
Stock based compensation	200,480	200,480
Valuation allowance	(441,236)	(404,139)
Total net deferred tax assets	-	-

The Company has maintained a full valuation allowance against the total deferred tax assets for all periods due to the uncertainty of future utilization.

As of December 31, 2017, the Company has net federal and state net operating loss carry forwards of approximately $560,000 that begin to expire in 2037.

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

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2017 and 2016

Common Stock:

The Company originally authorized 50,000,000 shares of common stock with a par value of $0.001. Effective May 20, 2014, the Company increased its authorized shares of common stock from 50,000,000 to 500,000,000. As of December 31, 2017 and 2016 the Company had 46,136,326 shares of common stock issued and outstanding, respectively.

Options:

During 2014, the Company granted the chief executive officer of the Company an immediately exercisable option to purchase an aggregate of 400,000 shares of Series A at an exercise price of $0.0206 per share of the underlying common stock. There is no expiration date for this option and the related expense has been recorded in prior years.

(9) Commitments and Contingencies:

On December 4, 2015, the Company entered into a new operating lease agreement to rent office space. This five year agreement commenced February 1, 2016 with an annual rent of $50,000 and 3.75% increases in each successive lease year.

The following is a schedule of the future minimum rental payments under the office space lease:

Year ending December 31,
2018	53,658
2019	55,670
2020	57,758
2021	4,828

Total	$171,914

Rent expense for December 31, 2017 and 2016 were $51,719 and $49,615, respectively.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2017 and 2016

(10) Revision of Prior Year Financial Statements:

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

As a result of the aforementioned correction of accounting errors, the relevant annual financial statements have been revised as follows:

Effects on financials for the year ended December 31, 2016:

	December 31, 2016
	As Previously Reported	Adjustment	As Revised

Balance Sheet
Current Liabilities
Accounts Payable and accrued expenses	$133,925	$(41,092)	$92,833
Total Current Liabilities	226,262	(41,092)	185,170
Total Liabilities	$226,262	$(41,092)	$185,170

Stockholders’ Equity
Total Stockholders’ Equity	556,319	41,092	597,411
Total Liabilities and Stockholders’ Equity	$782,581	$41,092	$782,581

	For the year ended December 31, 2016
Statement of Operations	As Previously Reported	Adjustments	As Revised
Provision for Income Taxes	$41,092	$(41,092)	$-
Net income	$415,196	$41,092	$456,288

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2017 and 2016

	For the year ended December 31, 2016
	As Previously		As
	Reported	Adjustments	Revised

Statement of Cash Flows
Cash flows from operating activities
Net Income	$415,196	$41,092	$456,288
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	40,250	(41,092)	(842)
Total adjustments	(68,533)	(41,092)	(109,625)

(11) Subsequent events

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report.

On February 14, 2018, the Company entered into an advisory agreement to assist in product sales and distribution in Asia and the Middle East. The advisor will be paid compensation of a total of 2.2 million shares of restricted common stock at the current market price. The first installment of 500,000 shares was issued on February 14, 2018 at a market price of $0.0325. The final installment of 1,700,000 shares will be issued in April 2018.

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

Based on the evaluation as of December 31, 2017, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

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

Our chief executive officer and chief financial officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017, and based on that evaluation they concluded that our internal control over financial reporting were effective.

The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that re-evaluation due to material weakness identified below, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2017 to ensure that information required to be disclosed in our Exchange Act reports was (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, because of material weaknesses in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period covered by this report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position

Fawad Maqbool (1)	57	Chairman, President, Chief Executive Officer, and Treasurer and a Director

Louisa Sanfratello (2)	52	Chief Financial Officer and Secretary

Henry Val (3)	57	Director

__________

(1)

Mr. Maqbool was appointed as our Chairman, President, Chief Executive Officer, Treasurer and Secretary on August 13, 2012 upon the closing of the Share Exchange. On August 22, 2012, Mr. Maqbool resigned as the Company’s Secretary.

(2)	Ms. Sanfratello was appointed as our Chief Financial Officer on August 13, 2012 upon the closing of the Share Exchange. On August 22, 2012, Ms. Sanfratello was appointed as the Company’s Secretary.

(3)	Mr.Val was appointed on January 22, 2018.

A brief description of the background and business experience of our executive officer and director for the past five years is as follows:

Fawad Maqbool, age 57, has served as the President, Chief Executive Officer and Chairman of the Board of Directors since founding Amplitech, Inc. 2002. He has also been the majority shareholder of the Company since its inception. Prior to founding Amplitech, Inc., Mr. Maqbool was the President of Aeroflex Amplicomm, Inc. for 2000 and 2001. His duties included, among other things, overseeing the design and development of amplifiers specifically for fiber optic communication applications. Mr. Maqbool was with MITEQ, Inc. from 1987 through 1999 where he began as an Engineering Group Leader and ultimately held the title of Department Head responsible for a staff of thirty-two consisting of engineers, technicians, assemblers and support personnel. His professional career began with the Hazeltine Corporation in 1983 where he was a Microwave Design Engineer through 1986. Mr. Maqbool received bachelor degrees in electrical engineering (major in microwaves and RF) and biomedical engineering from the City College of New York. He subsequently earned a master’s degree in electrical engineering (major in microwaves and RF) from Polytechnic University.

Through his prior service, Mr. Maqbool possesses the knowledge and experience in microwaves and RF electrical engineering that aids him in efficiently and effectively identifying and executing the Company’s strategic priorities.

Louisa Sanfratello, CPA, age 52 has been an accountant servicing numerous clients in various industries since 1987. Her professional career began with the public accounting firm of Holtz Rubenstein & Co, where she gathered invaluable experience for several years and moved on to more challenging positions in both the public and private sector. She served as a Controller for The New Interdisciplinary School for over 10 years. Her responsibilities included overseeing the accounting department in addition to working directly with the NYS Department of Education. Ms. Sanfratello was also employed by the Make A Wish Foundation of Suffolk County as chief accountant working directly with the President and CFO. She serves on the Advisory Board as a financial consultant for the local chapter of the Down Syndrome Advocacy Foundation. She joined Amplitech, Inc. in 2012 as Chief Financial Officer, where she manages the company’s finances and SEC filings. Her responsibilities also include assisting the CEO in developing new business, maintaining operating budgets and ensuring adequate cash flow.

Henry Val, age 57, is the CEO of TGI Power Group Inc. Prior to TGI, Mr. Val was a Managing Partner for Netter Capital Partners. He has over twenty-five years of experience in the financial markets ranging from trading global futures and equity markets, senior secured debt, convertible securities, private investments in public equities (PIPEs) and investing. Prior to forming Netter Capital Partners, Henry was a Partner with Delta Capital LLC, a boutique advisory firm, specializing in M&A, management consulting, turnaround situations and other advisory services. Mr. Val has over 30 years of hands on experience with large, small and startup bio/pharma, software, systems, power, oil and gas, media and renewable energy companies. He served as CEO, or similar level, of private and publicly traded companies, has established a consistently strong record of bringing high growth, fast turnaround, a return to profitability. He is a successful builder of performance-oriented teams and businesses. Mr. Val uses economic results to drive products and services in high value global markets. A “known” game changer, who generates best in class shareholder value to maximize the return on assets and investments. Mr. Val is able to discern the key products, markets, personnel and needs that minimizes time for a positive shareholder outcome. Mr. Val also served as CEO of Maxplanet Corp. and New Life Scientific Inc.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and holds office until removed by the Board of Directors.

On January 22, 2018, two additional directors, Louisa Sanfratello and Henry Val were appointed to the Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports in 2017.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and director, including our Chief Executive Officer, however, we are in the process of formulating a code of ethics and intend to adopt one in the near future.

Item 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to, the named person, during the years ended December 31, 2017 and 2016:

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Fawad Maqbool	2017	150,000	-	-	-	150,000
Chairman, President and Chief Executive Officer	2016	150,000	-	-	-	150,000

Outstanding Equity Awards at Fiscal Year End

Except as indicated in the above table, none of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2017 and 2016.

Compensation of Our President and Chief Executive Officer

Fawad Maqbool, has authority and discretion to determine his own compensation for serving as the Company’s President and Chief Executive Officer.

Compensation of Directors

During the year ended December 31, 2017 and 2016, Fawad Maqbool did not receive any compensation solely for service as a director.

Compensation Committee Interlocks and Insider Participation

During the fiscal years of 2017 and 2016, we did not have a standing compensation committee. Our board of directors was responsible for the functions that would otherwise be handled by the compensation committee. The sole director conducted deliberations concerning executive officer compensation, including directors who were also executive officers. Fawad Maqbool, as our sole director, has authority and discretion to determine his own compensation for serving as the Company’s President and Chief Executive Officer.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of March 23, 2018. Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise indicated below, the address of each person listed in the table below is c/o 620 Johnson Avenue, Bohemia, NY 11716.

	Amount and Nature of Beneficial Ownership
	Common Stock (1)
Name and Address of Beneficial Owner Directors and Officers	No. of Shares	% of Class

Fawad Maqbool,(2) Chairman, President, and Chief Executive Officer	11,780,280	25.26%
Louisa Sanfratello, Chief Financial Officer	200,000	Less than 2%
All officers and directors as a group (2 persons)	11,980,280	25.69%

5% Security Holders
Microphase Corporation 587 Connecticut Aveunue Norwalk, CT 06854	7,743,940	16.60%

__________

(1)	Based on 46,636,326 shares of common stock issued and outstanding .
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

Item 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following sets forth a summary of transactions since the beginning of the fiscal year of 2017, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Our principal executive officer and director, Fawad Maqbool, advanced monies to the Company for working capital. The amount due was unsecured, interest bearing and payable upon demand. The balance and highest principal amount was $78,291 during the year ending December 31, 2016. As of December 31, 2017 the balance was paid in full.

Director Independence

Fawad Maqbool, a member of our Board of Directors, is not independent using the definition of independence under NASDAQ Listing Rule 5605(a)(2) and the standards established by the SEC.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the aggregate fees we paid for professional services provided to us for 2017 and 2016:

	2017	2016
Audit Fees	$34,296	$32,057
Audit-Related Fees	0	0
Tax Fees	2,775	3,275
All Other Fees	0	0

Total	$37,071	$35,332

Audit Fees

For the year ended December 31, 2017 and 2016, we paid $34,926 and $32,057 respectively for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

For the fiscal years ended December 31, 2017 and 2016, we paid approximately $0 and $0, respectively, for audit related services.

Tax Fees

For our fiscal years ended December 31, 2017 and 2016, we paid $2,775 and $3,275 respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended December 31, 2017 and 2016.

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

We do not have an Audit Committee. Our Board of Directors pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during 2017 were pre-approved by our Board of Directors. We do not have a record of the percentage of the above fees that were pre-approved in 2017. However, all of the above services in 2017 were reviewed and approved by our Board of Directors either before or after the respective services were rendered.

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this Annual Report.

1.	Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Operations for the years ended December 31, 2017 and 2016
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Exhibits:

Exhibit No.	Description

3.1	Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on April 19, 2011, as subsequently amended.
3.2	Certificate of Amendment to Articles of Incorporation dated July 31, 2012, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on August 13, 2012.
3.4	By-laws, incorporated herein by reference to Exhibit 3.2 the Company’s Registration Statement on Form 10 filed on April 19, 2011, as subsequently amended.
3.5	Certificate of Designation of Series B Convertible Preferred Stock dated April 23, 2015 filed on May 6, 2015.
10.1	Commercial Line of Credit Agreement dated November 16, 2015.
10.2	Certificate of Designation of Series A Convertible Preferred Stock dated April 23, 2015.
21.1	List of Subsidiaries, incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed on August 13, 2012.
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

101. INS*	XBRL Instance Document

101. SCH*	XBRL Taxonomy Extension Schema Document

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB*	XBRL Taxonomy Extension Label Linkbase Document

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmpliTech Group, Inc.

Date: April 2, 2018	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Fawad Maqbool	President, Chief Executive Officer and	April 2, 2018
Fawad Maqbool	Chairman of the Board of Directors (principal executive officer)

/s/ Louisa Sanfratello	Chief Financial Officer and Secretary	April 2, 2018
Louisa Sanfratello	(principal financial and accounting officer)

