Form 10-Q
period 2018-03-31
AmpliTech Group, Inc.
filed 2018-05-15
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 3, 2018, the registrant had 48,336,326 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2018

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AmpliTech Group, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$75,965	$117,990
Accounts receivable	299,758	137,465
Inventory, net	398,749	335,668
Prepaid expenses	22,772	13,850
Total Current Assets	797,244	604,973

Property and equipment, net	47,081	51,798
Security deposits	8,753	8,753

Total Assets	$853,078	$665,524

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$107,908	$57,145
Customer deposits	65,275	31,582
Line of credit	120,513	76,435
Total Current Liabilities	293,696	165,162

Total Liabilities	293,696	165,162

Commitments and Contingencies	-	-

Stockholders' Equity
Series A convertible preferred stock, par
value $.001, 401,000 shares authorized,
1,000 shares issued and
outstanding, respectively	1	1
Series B convertible preferred stock, par
value $.001, 75,000 shares authorized, 0
shares issued and outstanding, respectively	-	-
Common Stock, par value $.001,
500,000,000 shares authorized,
46,636,326 and 46,136,326 shares
issued and outstanding, respectively	46,636	46,136
Additional paid-in capital	1,647,726	1,631,976
Accumulated deficit	(1,134,981)	(1,177,751)

Total Stockholders' Equity	559,382	500,362

Total Liabilities and
Stockholders' Equity	$853,078	$665,524

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Income

For The Three Months Ended March 31, 2018 and 2017

(Unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2018	2017

Revenue	$428,541	$458,600

Cost of goods sold	173,653	197,111

Gross Profit	254,888	261,489

General and administrative expense	210,670	225,493

Income From Operations	44,218	35,996

Other Income (Expense)
Interest expense, net	(1,448)	(2,332)

Income Before Income Taxes	42,770	33,664

Provision For Income Taxes	-	-

Net Income	42,770	33,664

Net Income Per Share;
Basic	0.00	$0.01
Diluted	0.00	0.00

Weighted Average Shares Outstanding;
Basic	46,386,326	46,136,326
Diluted	86,221,526	86,030,685

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Cash Flows

For The Three Months Ended March 31, 2018 and 2017

(Unaudited)

	March 31,	March 31,
	2018	2017
Cash Flows from Operating Activities:

Net Income	$42,770	$33,664
Adjustments to reconcile net income to
net cash used in operating activities:
Depreciation and amortization	6,850	6,633
Prepaid cosulting	1,015
Changes in Operating Assets and Liabilities:
Accounts receivable	(162,293)	(21,527)
Inventory	(63,081)	(23,085)
Prepaid expenses	6,313	(14,336)
Accounts payable and accrued expenses	50,763	14,522
Customer deposits	33,693	(22,430)

Total Adjustments	(126,740)	(60,223)

Net cash used in operating activities	(83,970)	(26,559)

Cash Flows from Investing Activities:
Purchase of equipment	(2,133)	(2,422)

Net cash used in investing activities	(2,133)	(2,422)

Cash Flows from Financing Activities:
Advance from (repayment to) line of credit, net	44,078	(4,440)

Net cash provided by (used in) financing activities	44,078	(4,440)

Net change in cash and cash equivalents	(42,025)	(33,421)

Cash and Cash Equivalents, Beginning of Period	117,990	283,660

Cash and Cash Equivalents, End of Period	$75,965	$250,239

Supplemental disclosures:

Non-Cash Financing Activities
Shares issued for prepaid consulting	$16,250	$-

Cash paid for interest expense	$1,454	$2,370
Cash paid for income taxes	$-	$-

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2018 and 2017 (Unaudited)

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

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the years ended December 31, 2017 and 2016 included in Form 10-K filed with the SEC.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2018 and 2017 (Unaudited)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of March 31, 2018 the Company’s cash and cash equivalents were deposited primarily in one financial institution.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change in the future. An allowance of $0 has been recorded at March 31, 2018.

Depreciation and Amortization

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Tax”. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has adopted the provisions of FASB ASC 740-10-05 “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At March 31, 2018, the Company had no material unrecognized tax benefits.

AmpliTech Group, Inc

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2018 and 2017 (Unaudited)

Earnings Per Share

Basic earnings (loss) per share (“EPS”) are determined by dividing the net earnings (loss) by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings (loss) by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. As of March 31, 2018 and 2017 there were 39,835,200 and 39,894,359, respectively potential dilutive shares that needed to be considered as common share equivalents.

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

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), to update the financial reporting requirements for revenue recognition. Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. It supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. This guidance became effective for the Company beginning on January 1, 2018, and entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. We adopted this standard using the modified retrospective approach on January 1, 2018.

In preparation for adoption of the standard, we have implemented internal controls and completed our impact assessment of implementing this guidance. We have evaluated each of the five steps in Topic 606, which are as follows: 1) identify the contract with the customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) performance obligations are satisfied.

AmpliTech Group, Inc

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2018 and 2017 (Unaudited)

We do not expect reported revenue to be affected materially in any period due to the adoption of ASC Topic 606 because: (1) we expect to identify similar performance obligations under ASC Topic 606 as compared with deliverables and separate units of account previously identified; (2) we have determined the transaction price to be consistent; and (3) we record revenue at the same point in time, upon shipment or delivery under both ASC Topic 605 and ASC Topic 606, as applicable under the terms of the contract with the customer. Additionally, we do not expect the accounting for fulfillment costs or costs incurred to obtain a contract to be affected materially in any period due to the adoption of Topic 606.

There are also certain considerations related to accounting policies, business processes and internal control over financial reporting that are associated with implementing Topic 606. We have evaluated our policies, processes, and control framework for revenue recognition, and identified and implemented the changes needed in response to the new guidance.

Lastly, disclosure requirements under the new guidance in Topic 606 have been significantly expanded in comparison to the disclosure requirements under the current guidance, including disclosures related to disaggregation of revenue into appropriate categories, performance obligations, the judgments made in revenue recognition determinations, adjustments to revenue which relate to activities from previous quarters or years, any significant reversals of revenue, and costs to obtain or fulfill contracts. We have designed and implemented the appropriate controls over gathering and reporting the information as required under Topic 606, in order to support the expanded disclosure requirements.

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

Concentration of Credit Risk

Financial instruments that potentially subject the company to concentration of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Therefore, management does not believe significant credit risks exist at March 31, 2018.

AmpliTech Group, Inc

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2018 and 2017 (Unaudited)

Recent Accounting Pronouncements

On January 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers, and all of the related amendments using the modified retrospective method. No restatement of prior periods was deemed necessary and continues to be reported under the accounting standards in effect for those periods.

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

For The Three Months Ended March 31, 2018 and 2017 (Unaudited)

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

Research and Development

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include consultants, outside service, and supplies. Research and development costs for the three months ended March 31, 2018 was $7,135.

(3) Inventory

Inventory, which consists primarily of raw materials and finished goods, is stated at the lower of cost (first-in, first-out basis) or market (net realizable value). The inventory value at March 31, 2018 and December 31, 2017 was as follows:

	March 31,	December 31,
	2018	2017

Raw Materials	$258,449	$216,911
Work-in Progress	99,412	77,233
Finished Goods	107,162	107,798
Engineering Models	3,726	3,726

Subtotal	$468,749	$405,668
Less: Reserve for
Obsolescence	(70,000)	(70,000)

Total	$398,749	$335,668

AmpliTech Group, Inc

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2018 and 2017 (Unaudited)

(4) Property and Equipment

Property and Equipment with estimated useful lives of seven and ten years consisted of the following at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017

Lab Equipment	$563,434	$563,434
Furniture and Fixtures	16,471	14,338

Subtotal	579,905	577,772
Less: Accumulated Depreciation	(532,824)	(525,974)

Total	$47,081	$51,798

Depreciation expense for the three months ended March 31, 2018 and 2017 was $6,850 and $6,633, respectively.

(5) Line of Credit

On November 16, 2015, the Company entered into a commercial line of credit for $150,000. This agreement will be paid over a three year term with monthly payments equal to 2.780% of the outstanding balance plus accrued interest. The initial variable interest rate on this agreement is 5.25% per annum. This interest rate may change every year on the anniversary date or change date to reflect the new prime rate in effect as per the Wall Street Journal plus 2%. The interest rate will never be greater than 25% or less than 5%. On April 20, 2016, the existing line of credit was increased from $150,000 to $250,000 with an extended maturity date of April 20, 2019. The outstanding balance as of March 31, 2018 and 2017 was $120,513 and $50,467, respectively. The interest paid for the three months ended March 31, 2018 and 2017 was $1,454 and $758, respectively.

(6) Capital Stock

Preferred Stock

On July 10, 2013, the board of directors of the company approved a certificate of amendment to the articles of incorporation and changed the authorized capital stock of the Company to include and authorize 500,000 shares of Preferred Stock, par value $0.001 per share.

AmpliTech Group, Inc

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2018 and 2017 (Unaudited)

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

Common Stock:

The Company originally authorized 50,000,000 shares of common stock with a par value of $0.001. Effective May 20, 2014, the Company increased its authorized shares of common stock from 50,000,000 to 500,000,000. As of March 31, 2018 and December 31, 2017 the Company had 46,636,326 and 46,136,326 shares of common stock issued and outstanding, respectively.

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

(7) Commitments and Contingencies:

On December 4, 2015, the Company entered into a new operating lease agreement to rent office space. This five year agreement commences February 1, 2016 with an annual rent of $50,000 and 3.75% increases in each successive lease year.

Rent expense for the three months ended March 31, 2018 and 2017 was $13,293 and $12,813, respectively.

(8) Subsequent events

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report. There are no material subsequent events to report.

On February 14, 2018, the Company entered into a two year advisory agreement to assist in product sales and distribution in Asia and the Middle East. The advisor will be paid compensation of a total of 2.2 million shares of restricted common stock at the current market price of $0.0325. The first installment of 500,000 shares was issued on February 14, 2018 and the final installment of 1,700,000 shares was issued on April 9, 2018.

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

Business Overview

We design, engineer and assemble micro-wave component based amplifiers that meet individual customer’s specifications. Our products consist of Radio Frequency (RF) amplifiers and related subsystems, operating at multiple frequencies from 50kHz to 44GHz, including Low Noise Amplifiers, Medium Power Amplifiers, Cryogenic amplifiers, oscillators, filters, and custom assembly designs. We also offer non-recurring engineering services on a project-by-project basis, for a predetermined fixed contractual amount, or on a time plus material basis.

Results of Operations

For the Three Months Ended March 31, 2018 and March 31, 2017

Revenues

Sales decreased by $30,059 or approximately 6.55%, when comparing sales for the three months ended March 31, 2017 of $458,600 to sales for the three months ended March 31, 2018 of $428,541. During the first quarter of 2017, the Company had shipped the final installment of a large sales order that we had obtained in 2016 resulting in the slight decrease in sales for the current quarter.

Cost of Goods Sold and Gross Profit

As a percentage of sales, cost of goods sold decreased by $23,458 or 11.9% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This decrease is a direct result of the decrease in sales and outsourcing all orders with significant quantities. As such, the Company experienced a corresponding 2.52% decrease in gross profit, or $6,601, when comparing the first three months of 2017 gross profit of $261,489, to the first three months of 2018 gross profit of $254,888. As stated above, the final installment of a large sales order obtained in 2016 that shipped in the first quarter of 2017 had higher gross profit margins.

General and Administrative Expenses

General and administrative expenses decreased from $225,493 for the first three months of 2017 compared to $210,670 for the first three months of 2018, a decrease of $14,823 or approximately 6.57%. This decrease was due to a decrease in research and development in our cryogenic product line and a decrease in investor relations fees.

Income (Loss) From Operations

As a result of the above, the Company had a net income from operations of $44,218 for the three months ended March 31, 2018 compared to the net income from operations of $35,996 for the three months ended March 31, 2017, an overall increase of $8,222.

Other Income (Expenses)

Interest expense decreased from $2,332 for the first three months of 2017 compared to $1,448 for the first three months of 2018, a decrease of $884 or approximately 37.91%. The decrease was primarily due to the overall low balance on the Company’s line of credit during the first quarter of 2018.

Liquidity and Capital Resources

We have historically financed our operations by the issuance of debt from third party lenders, notes issued to various private individuals and personal funds advanced from time to time by the majority shareholder, who is also the President and Chief Executive Officer of the Company.

As of March 31, 2018, we had $75,965 in cash and cash equivalents compared to $117,990 in cash and cash equivalents as of December 31, 2017. As of December 31, 2017, and March 31, 2018 we had a working capital surplus of $439,811 and $503,548, respectively. We had a stockholders’ equity of $500,362 and $559,382 at December 31, 2017 and March 31, 2018, respectively.

Net cash used in operating activities was $83,970 for the three months ended March 31, 2018, resulting primarily from the increase in accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses and customer deposits. Net cash used in investing activities for the three months ended March 31, 2018 was $2,133 to purchase office equipment. Net cash provided by in financing activities for the three months ended March 31, 2018 was $44,078 which resulted from the proceeds received from the Company’s line of credit.

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

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the three-month period ended March 31, 2018, to the items disclosed as critical accounting policies in management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Based on that evaluation, as of March 31, 2018, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

AmpliTech Group, Inc.

Dated: May 15, 2018	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2018	By:	/s/ Louisa Sanfratello
Louisa Sanfratello Chief Financial Officer (Principal Financial Officer)

