Form 10-Q
period 2018-06-30
AmpliTech Group, Inc.
filed 2018-08-03
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 25, 2018, the registrant had 48,336,326 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2018

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AmpliTech Group, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$131,174	$117,990
Accounts receivable	365,860	137,465
Inventory, net	458,202	335,668
Prepaid expenses	82,326	13,850
Total Current Assets	1,037,562	604,973

Property and equipment, net	40,181	51,798
Security deposits	8,753	8,753

Total Assets	$1,086,496	$665,524

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	151,454	$57,145
Customer deposits	120,980	31,582
Line of credit	115,225	76,435
Total Current Liabilities	387,659	165,162

Total Liabilities	387,659	165,162

Commitments and Contingencies	-	-

Stockholders' Equity
Series A convertible preferred stock, par value $.001, 401,000 shares authorized, 1,000 shares issued and outstanding, respectively	1	1
Series B convertible preferred stock, par value $.001, 75,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Common Stock, par value $.001, 500,000,000 shares authorized, 48,336,326 and 46,136,326 shares issued and outstanding, respectively	48,336	46,136
Additional paid-in capital	1,714,026	1,631,976
Accumulated deficit	(1,063,526)	(1,177,751)

Total Stockholders' Equity	698,837	500,362

Total Liabilities and Stockholders' Equity	$1,086,496	$665,524

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Income

For The Three and Six Months Ended June 30, 2018 and 2017

(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Revenue	$618,787	$301,305	$1,047,328	$759,904

Cost of goods sold	254,177	128,970	427,830	326,081

Gross Profit	364,610	172,335	619,498	433,823

General and administrative expense	290,610	229,485	501,280	454,978

Income (Loss) From Operations	74,000	(57,150)	118,218	(21,155)

Other Income (Expense)
Interest expense, net	(2,545)	(2,073)	(3,993)	(4,404)

Income (Loss) Before Income Taxes	71,455	(59,223)	114,225	(25,559)

Provision For Income Taxes	-	-	-

Net Income (Loss)	$71,455	$(59,223)	$114,225	$(25,559)

Net Income (Loss) Per Share;
Basic	0.00	(0.00)	0.00	(0.00)
Diluted	0.00	(0.00)	0.00	(0.00)

Weighted Average Shares Outstanding;
Basic	48,000,062	46,136,326	47,197,652	46,136,326
Diluted	87,791,455	46,136,326	86,989,044	46,136,326

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Cash Flows

For The Six Months Ended June 30, 2018 and 2017

(Unaudited)

	June 30,	June 30,
	2018	2017
Cash Flows from Operating Activities:

Net Income (Loss)	$114,225	$(25,559)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	13,750	13,299
Prepaid cosulting	15,462
Changes in Operating Assets and Liabilities:
Accounts receivable	(228,395)	53,288
Inventory	(122,534)	(37,020)
Prepaid expenses	312	(5,218)
Accounts payable and accrued expenses	94,309	(23,453)
Customer deposits	89,398	62,903

Total Adjustments	(137,698)	63,799

Net cash (used in) provided by operating activities	(23,473)	38,240

Cash Flows from Investing Activities:
Purchase of equipment	(2,133)	(2,771)

Net cash used in investing activities	(2,133)	(2,771)

Cash Flows from Financing Activities:
Advance from (repayment to) line of credit, net	38,790	(28,082)

Net cash provided by (used in) financing activities	38,790	(28,082)

Net change in cash and cash equivalents	13,184	7,387

Cash and Cash Equivalents, Beginning of Period	117,990	283,660

Cash and Cash Equivalents, End of Period	$131,174	$291,047

Supplemental disclosures:

Non-Cash Financing Activities
Shares issued for prepaid consulting	$84,250	$-

Cash paid for interest expense	$4,000	$4,481
Cash paid for income taxes	$-	$-

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2018 and 2017 (Unaudited)

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

The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the years ended December 31, 2017 and 2016 included in Form 10-K filed with the SEC.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2018 and 2017 (Unaudited)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of June 30, 2018 the Company’s cash and cash equivalents were deposited primarily in one financial institution.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change in the future. An allowance of $0 has been recorded at June 30, 2018.

Depreciation and Amortization

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Tax”. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has adopted the provisions of FASB ASC 740-10-05 “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At June 30, 2018, the Company had no material unrecognized tax benefits.

AmpliTech Group, Inc

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2018 and 2017 (Unaudited)

Earnings Per Share

Basic earnings (loss) per share (“EPS”) are determined by dividing the net earnings (loss) by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings (loss) by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. As of June 30, 2018 and 2017 there were 38,652,718 and 39,888,149, respectively potential dilutive shares that needed to be considered as common share equivalents.

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

For The Six Months Ended June 30, 2018 and 2017 (Unaudited)

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

Concentration of Credit Risk

Financial instruments that potentially subject the company to concentration of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Therefore, management does not believe significant credit risks exist at June 30, 2018.

AmpliTech Group, Inc

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2018 and 2017 (Unaudited)

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

For The Six Months Ended June 30, 2018 and 2017 (Unaudited)

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

Research and Development

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include consultants, outside service, and supplies. Research and development costs for the six months ended June 30, 2018 was $20,425.

(3) Inventory

Inventory, which consists primarily of raw materials and finished goods, is stated at the lower of cost (first-in, first-out basis) or market (net realizable value). The inventory value at June 30, 2018 and December 31, 2017 was as follows:

	June 30,	December 31,
	2018	2017

Raw Materials	$320,416	$216,911
Work-in Progress	90,285	77,233
Finished Goods	113,775	107,798
Engineering Models	3,726	3,726

Subtotal	$528,202	$405,668
Less: Reserve for Obsolescence	(70,000)	(70,000)

Total	$458,202	$335,668

AmpliTech Group, Inc

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2018 and 2017 (Unaudited)

(4) Property and Equipment

Property and Equipment with estimated useful lives of seven and ten years consisted of the following at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Lab Equipment	$563,434	$563,434
Furniture and Fixtures	16,471	14,338
Subtotal	579,905	577,772
Less: Accumulated Depreciation	(539,724)	(525,974)
Total	$40,181	$51,798

Depreciation expense for the six months ended June 30, 2018 and 2017 was $13,750 and $13,299, respectively.

(5) Line of Credit

On November 16, 2015, the Company entered into a commercial line of credit for $150,000. This agreement will be paid over a three year term with monthly payments equal to 2.780% of the outstanding balance plus accrued interest. The initial variable interest rate on this agreement is 5.25% per annum. This interest rate may change every year on the anniversary date or change date to reflect the new prime rate in effect as per the Wall Street Journal plus 2%. The interest rate will never be greater than 25% or less than 5%. On April 20, 2016, the existing line of credit was increased from $150,000 to $250,000 with an extended maturity date of April 20, 2019. The outstanding balance as of June 30, 2018 and 2017 was $115,225 and $26,825, respectively. The interest paid for the six months ended June 30, 2018 and 2017 was $4,000 and $4,481, respectively.

(6) Capital Stock

Preferred Stock

On July 10, 2013, the board of directors of the company approved a certificate of amendment to the articles of incorporation and changed the authorized capital stock of the Company to include and authorize 500,000 shares of Preferred Stock, par value $0.001 per share.

AmpliTech Group, Inc

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2018 and 2017 (Unaudited)

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

Common Stock:

The Company originally authorized 50,000,000 shares of common stock with a par value of $0.001. Effective May 20, 2014, the Company increased its authorized shares of common stock from 50,000,000 to 500,000,000. As of June 30, 2018 and December 31, 2017 the Company had 48,336,326 and 46,136,326 shares of common stock issued and outstanding, respectively.

On February 14, 2018, the Company entered into an advisory agreement to assist in product sales and distribution in Asia and the Middle East. The advisor was paid compensation of a total of 2.2 million shares of restricted common stock valued at the closing market price on the date the shares were issued. The first installment of 500,000 shares was issued on February 14, 2018 at $0.0325 and the second installment of 1,700,000 shares on April 9, 2018 at $0.04.

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

Rent expense for the six months ended June 30, 2018 and 2017 was $26,748 and $25,781, respectively.

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

Business Overview

We design, engineer and assemble micro-wave component based amplifiers that meet individual customer’s specifications. Our products consist of Radio Frequency (RF) amplifiers and related subsystems, operating at multiple frequencies from 50 kHz to 44GHz, including Low Noise Amplifiers, Medium Power Amplifiers, Cryogenic amplifiers, oscillators, filters, and custom assembly designs. We also offer non-recurring engineering services on a project-by-project basis, for a predetermined fixed contractual amount, or on a time plus material basis.

Results of Operations

For the Six Months Ended June 30, 2018 and June 30, 2017

Revenues

Sales increased by $287,424 or approximately 37.8%, when comparing sales for the six months ended June 30, 2017 of $759,904 to sales for the six months ended June 30, 2018 of $1,047,328. The overall increase in sales is primarily due to the expansion of our new product line, an increase in orders through our distributor and increased efforts in marketing and advertising.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by $101,749 or 31.2% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This increase is due to the higher cost of inventory parts for our new products and the outsourcing of large orders. The Company experienced a 42.8% increase in gross profit, or $185,675, when comparing the first six months of 2017 gross profit of $433,823, to the first six months of 2018 gross profit of $619,498. This increase was directly related to fulfilling large sales orders with a higher gross margin in the second quarter of 2018.

General and Administrative Expenses

General and administrative expenses increased from $454,978 for the first six months of 2017 compared to $501,280 for the first six months of 2018, an increase of $46,302 or approximately 10.2%. This increase is attributable to attending trade shows, and hiring a director of sales and a sales representative in the Asia and Middle East regions.

Income (Loss) From Operations

As a result of the above, the Company had a net income from operations of $118,218 for the six months ended June 30, 2018 compared to the net loss from operations of $21,155 for the six months ended June 30, 2017, an overall increase of $139,373.

Other Income (Expenses)

Interest expense decreased from $4,404 for the first six months of 2017 compared to $3,993 for the first six months of 2018, a decrease of $411 or approximately 9.3%. The decrease was primarily due to the overall low balance on the Company’s line of credit.

For the Three Months Ended June 30, 2018 and June 30, 2017

Revenues

Sales increased by $317,482 or approximately 105%, when comparing sales for the three months ended June 30, 2017 of $301,305 to sales for the three months ended June 30, 2018 of $618,787. The overall increase in sales is primarily due to the expansion of our new product line and an increase in orders through our distributor.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by $125,207 or 97.1% for the six months ended June 30, 2017 compared to the six months ended June 30, 2018. This increase is directly related to the increase in production, the higher cost of inventory parts and the outsourcing of large orders. This resulted in a 112% increase in gross profit , or $192,275 when comparing the second quarter of 2018 gross profit of $364,610, to the second quarter of 2017 gross profit of $172,335. This increase was directly related to fulfilling large sales orders with a higher gross margin in the second quarter of 2018.

General and Administrative Expenses

General and administrative expenses increased from $229,485 for the three months ended June 30, 2017 compared to $290,610 for the three months ended June 30, 2018, an increase of $61,125. During the second quarter of 2018, the Company attended three trade shows and hired a director of sales.

Income (Loss) From Operations

As a result of the above, the Company had net income from operations of $74,000 for the three months ended June 30, 2018 compared to net loss from operations of $57,150 for the three months ended June 30, 2017, an increase of $131,150.

Other Income (Expenses)

Interest expense increased to $2,545 for the three months ended June 30, 2018 compared to $2,073 for the three months ended June 30, 2017, an increase of $472. The increase is primarily due to the outstanding balance on the Company’s line of credit.

Liquidity and Capital Resources

We have historically financed our operations by the issuance of debt to third party lenders, notes issued to various private individuals and personal funds advanced from time to time by the majority shareholder, who is also the President and Chief Executive Officer of the Company.

As of June 30, 2018, we had $131,174 in cash and cash equivalents compared to $117,990 in cash and cash equivalents as of December 31, 2017. As of December 31, 2017, and June 30, 2018 we had a working capital surplus of $439,811 and $649,903, respectively. We had a stockholders’ equity of $500,362 and $698,837 at December 31, 2017 and June 30, 2018, respectively.

Net cash used in operating activities was $23,473 for the six months ended June 30, 2018, resulting primarily from the increase in accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses and customer deposits. Net cash used in investing activities for the six months ended June 30, 2018 was $2,133 to purchase office equipment. Net cash provided by in financing activities for the six months ended June 30, 2018 was $38,790 which resulted from the proceeds received from the Company’s line of credit.

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

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the six-month period ended June 30, 2018, to the items disclosed as critical accounting policies in management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Based on that evaluation, as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Link base Document
101. DEF	XBRL Taxonomy Extension Definition Link base Document
101. LAB	XBRL Taxonomy Extension Label Link base Document
101. PRE	XBRL Taxonomy Extension Presentation Link base Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmpliTech Group, Inc.

Dated: August 3, 2018	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 3, 2018	By:	/s/ Louisa Sanfratello
Louisa Sanfratello Chief Financial Officer (Principal Financial Officer)

