Form 10-Q
period 2018-09-30
AmpliTech Group, Inc.
filed 2018-11-14
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 2, 2018, the registrant had 48,336,326 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2018

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AmpliTech Group, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$246,905	$117,990
Accounts receivable	306,413	137,465
Inventory, net	449,111	335,668
Prepaid expenses	62,992	13,850
Total Current Assets	1,065,421	604,973

Property and equipment, net	190,596	51,798
Security deposits	11,707	8,753

Total Assets	$1,267,724	$665,524

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$98,532	$57,145
Customer deposits	205,882	31,582
Current portion of capital lease	28,831	-
Line of credit	105,854	76,435
Total Current Liabilities	439,099	165,162

Long Term Liabilities
Capital lease, net of current portion	121,360	-

Total Liabilities	560,459	165,162

Commitments and Contingencies	-	-

Stockholders' Equity
Series A convertible preferred stock, par value $.001, 401,000 shares authorized, 1,000 shares issued and outstanding, respectively	1	1
Series B convertible preferred stock, par value $.001, 75,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Common Stock, par value $.001, 500,000,000 shares authorized, 48,336,326 and 46,136,326 shares issued and outstanding, respectively	48,336	46,136
Additional paid-in capital	1,715,726	1,631,976
Accumulated deficit	(1,056,798)	(1,177,751)

Total Stockholders' Equity	707,265	500,362

Total Liabilities and Stockholders' Equity	$1,267,724	$665,524

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Operations

For The Three and Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Revenue	$530,113	$284,151	$1,577,441	$1,044,055

Cost of goods sold	249,784	141,988	677,614	468,069

Gross Profit	280,329	142,163	899,827	575,986

General and administrative expense	268,897	195,407	770,177	650,385

Income (Loss) From Operations	11,432	(53,244)	129,650	(74,399)

Other Income (Expense)
Interest expense, net	(4,704)	(1,189)	(8,697)	(5,593)

Income (Loss) Before Income Taxes	6,728	(54,433)	120,953	(79,992)

Provision For Income Taxes	-	-	-

Net Income (Loss)	6,728	(54,433)	120,953	(79,992)

Net Income (Loss) Per Share;
Basic	0.00	(0.00)	0.00	(0.00)
Diluted	0.00	(0.00)	0.00	(0.00)

Weighted Average Shares Outstanding;
Basic	48,336,326	46,136,326	47,581,381	46,136,326
Diluted	88,138,978	46,136,326	87,384,033	46,136,326

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Cash Flows

For The Nine Months Ended Sepember 30, 2018 and 2017

(Unaudited)

	September 30,	September 30,
	2018	2017
Cash Flows from Operating Activities:

Net Income (Loss)	$120,953	$(79,992)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	25,249	20,031
Amortization of prepaid consulting	26,308	-
Changes in Operating Assets and Liabilities:
Accounts receivable	(168,948)	89,719
Inventory	(113,432)	(62,086)
Prepaid expenses	8,800	230
Security deposits	(2,954)	-
Accounts payable and accrued expenses	43,076	(28,355)
Customer deposits	174,300	45,702

Total Adjustments	(7,601)	65,241

Net cash provided by (used in) operating activities	113,352	(14,751)

Cash Flows from Investing Activities:
Purchase of equipment	(6,863)	(2,771)

Net cash used in investing activities	(6,863)	(2,771)

Cash Flows from Financing Activities:
Advances from (repayment to) line of credit, net	29,419	(30,259)
Payments of capital lease financing	(6,993)	-

Net cash provided by (used in) financing activities	22,426	(30,259)

Net change in cash and cash equivalents	128,915	(47,781)

Cash and Cash Equivalents, Beginning of Period	117,990	283,660

Cash and Cash Equivalents, End of Period	$246,905	$235,879

Supplemental disclosures:
Cash paid for interest expense	$8,706	$5,710
Cash paid for income taxes	$50	$53

Non-Cash Financing Activities
Shares issued for prepaid consulting	$84,250	$-
Equipment purchased with capital lease	$157,184	$-

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(1) Organization and Business Description

AmpliTechGroup Inc. (“AmpliTech” or “the Company”) was incorporated under the laws of the State of Nevada on October 18, 2002. On August 13, 2012, the Company acquired AmpliTech Inc., by issuing 16,675,000 shares of the Company’s Common Stock to the shareholders of Amplitech Inc. in exchange for 100% of the outstanding shares of AmpliTech Inc. (“the Share Exchange”). After the Share Exchange, the selling shareholders owned 1,200,000 shares of the outstanding 17,785,000 shares of Company common stock, resulting in a change in control. Accordingly, the transaction was accounted for as a reverse acquisition in which AmpliTech, Inc. was deemed to be the accounting acquirer, and the operations of the Company were consolidated for accounting purposes. The capital balances have been retroactively adjusted to reflect the reverse acquisition.

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

Basis of Accounting Presentation

The accompanying financial statements have been prepared using the accrual basis of accounting.

The accompanying unaudited interim condensed consolidated financial statements of AmpliTech Group, Inc. (“Group” or the “Company”) have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for annual audited financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal occurring accruals, have been included.

The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the years ended December 31, 2017 and 2016 included in Form 10-K filed with the SEC.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2018 and 2017 (Unaudited)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of September 30, 2018, the Company’s cash and cash equivalents were deposited primarily in one financial institution.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change in the future. An allowance of $0 has been recorded at September 30, 2018.

Depreciation and Amortization

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Tax”. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has adopted the provisions of FASB ASC 740-10-05 “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At September 30, 2018, the Company had no material unrecognized tax benefits.

AmpliTech Group, Inc

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2018 and 2017 (Unaudited)

Earnings Per Share

Basic earnings (loss) per share (“EPS”) are determined by dividing the net earnings (loss) by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings (loss) by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. As of September 30, 2018, and 2017 there were 40,000,000 and 40,000,000, respectively potential dilutive shares that needed to be considered as common share equivalents. As of September 30, 2017, because of the net loss, the effect of these potential common shares is anti-dilutive for September 30, 2017.

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

For The Nine Months Ended September 30, 2018 and 2017 (Unaudited)

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

Concentration of Credit Risk

Financial instruments that potentially subject the company to concentration of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Therefore, management does not believe significant credit risks exist at September 30, 2018.

AmpliTech Group, Inc

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2018 and 2017 (Unaudited)

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

AmpliTech Group, Inc

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2018 and 2017 (Unaudited)

Application of Valuation Hierarchy

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. As such, the Company assessed that the fair value of, accounts receivable, prepaid expenses, accounts payable and accrued expenses, customer deposits, notes payable, and amounts due to officer approximate their carrying values due to their short-term nature.

Research and Development

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include consultants, outside service, and supplies. Research and development costs for the nine months ended September 30, 2018 and 2017 were $31,376 and $56,631, respectively.

(3) Inventory

Inventory, which consists primarily of raw materials and finished goods, is stated at the lower of cost (first-in, first-out basis) or market (net realizable value). The inventory value at September 30, 2018 and December 31, 2017 was as follows:

	September 30,	December 31,
	2018	2017

Raw Materials	$316,907	$216,911
Work-in Progress	86,674	77,233
Finished Goods	111,804	107,798
Engineering Models	3,726	3,726

Subtotal	$519,111	$405,668
Less: Reserve for Obsolescence	(70,000)	(70,000)

Total	$449,111	$335,668

AmpliTech Group, Inc

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(4) Property and Equipment

Property and Equipment with estimated useful lives from seven and ten years consisted of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Lab Equipment	$725,348	$563,434
Furniture and Fixtures	16,471	14,338
Subtotal	741,819	577,772
Less: Accumulated Depreciation	(551,223)	(525,974)
Total	$190,596	$51,798

Depreciation expense for the nine months ended September 30, 2018 and 2017 was $25,249 and $20,031, respectively.

(5) Line of Credit

On November 16, 2015, the Company entered into a commercial line of credit for $150,000. This agreement will be paid over a three year term with monthly payments equal to 2.780% of the outstanding balance plus accrued interest. The initial variable interest rate on this agreement is 5.25% per annum. This interest rate may change every year on the anniversary date or change date to reflect the new prime rate in effect as per the Wall Street Journal plus 2%. The interest rate will never be greater than 25% or less than 5%. On April 20, 2016, the existing line of credit was increased from $150,000 to $250,000 with an extended maturity date of April 20, 2019. The outstanding balance as of September 30, 2018 and December 31, 2017 was $105,854 and $76,435, respectively. The interest paid for or recorded the nine months ended September 30, 2018 was $5,344 and $2,721 for December 31, 2017. During the nine month period ending September 30, 2018, the Company borrowed $105,000 from the line of credit and repayments totaled $75,705.

(6) Capital Lease

The Company entered into a 60-month lease agreement to finance certain laboratory equipment in July 2018 with a bargain purchase option of $1. As such, the Company has accounted for this transaction as a capital lease. Future principal payments over the term of the lease as September 30, 2018 are as follows:

2018	$7,078
2019	29,180
2020	30,619
2021	32,128
2022	33,712
2023	17,474
$150,191

AmpliTech Group, Inc

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2018 and 2017 (Unaudited)

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

Common Stock:

The Company originally authorized 50,000,000 shares of common stock with a par value of $0.001. Effective May 20, 2014, the Company increased its authorized shares of common stock from 50,000,000 to 500,000,000. As of September 30, 2018 and December 31, 2017 the Company had 48,336,326 and 46,136,326 shares of common stock issued and outstanding, respectively.

On February 14, 2018, the Company entered into an advisory agreement to assist in product sales and distribution in Asia and the Middle East. The advisor was paid compensation of a total of 2.2 million shares of restricted common stock valued at the closing market price on the date the shares were issued. The first installment of 500,000 shares was issued on February 14, 2018 at $0.035 and the second installment of 1,700,000 shares on April 9, 2018 at $0.04.

Options:

During 2014, the Company granted the chief executive officer and sole director of the Company an immediately exercisable option to purchase an aggregate of 400,000 shares of Series A at an exercise price of $0.0206 per share of the underlying common stock. There is no expiration date for this option.

AmpliTech Group, Inc

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(8) Commitments and Contingencies:

On December 4, 2015, the Company entered into a new operating lease agreement to rent office space. This five year agreement commences February 1, 2016 with an annual rent of $50,000 and 3.75% increases in each successive lease year.

Rent expense for the nine months ended September 30, 2018 and 2017 was $40,203 and $38,750, respectively.

(9) Subsequent events

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

Results of Operations

For the Nine Months Ended September 30, 2018 and September 30, 2017

Revenues

Sales increased by $533,386, or approximately 51.1%, when comparing sales for the nine months ended September 30, 2017 of $1,044,055 to sales for the nine months ended September 30, 2018 of $1,577,441. The overall increase in sales is primarily due to the expansion of our new product line, an increase in orders through our distributor and increased efforts in marketing and advertising.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by $209,545, or 44.8%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This increase is due to an increase in revenue, the higher cost of inventory parts for our cryogenic and telecommunication products and the outsourcing of large orders. The Company experienced a 56.2% increase in gross profit, or $323,841, when comparing the first nine months of 2017 gross profit of $575,986, to the first nine months of 2018 gross profit of $899,827. Gross profit percentage increased from 55% to 57% due to the mix in sales revenue.

General and Administrative Expenses

General and administrative expenses increased from $650,385 for the first nine months of 2017, compared to $770,177 for the first nine months of 2018, an increase of $119,792 or approximately 18.4%. This increase is attributable to the increase in sales commissions related to the increase in revenues and hiring a director of sales and a sales representative in the Asia and Middle East regions. In addition, the Company incurred costs associated with a computer system repair and software upgrade.

Income (Loss) From Operations

As a result of the above, the Company had a net income from operations of $129,650 for the nine months ended September 30, 2018 compared to the net loss from operations of $74,399 for the nine months ended September 30, 2017, an overall increase of $204,049.

Other Income (Expenses)

Interest expense increased from $5,593 for the first nine months of 2017 compared to $8,697 for the first nine months of 2018, an increase of $3,104 or approximately 55.5%. The increase was primarily due to additional borrowing on the Company’s line of credit.

Net Income (Loss)

Based on the results above, the company had net income of $120,953 for the first nine months of 2018 compared to a net loss of $79,992 for the first nine months of 2017, an increase of $200,945.

For the Three Months Ended September 30, 2018 and September 30, 2017

Revenues

Sales increased by $245,962 or approximately 86.6%, when comparing sales for the three months ended September 30, 2017 of $284,151 to sales for the three months ended September 30, 2018 of $530,113. The overall increase in sales is primarily due to the expansion of our new product line in the telecommunication sector.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by $107,796, or 75.9%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2018. This increase is directly related to an increase in revenue and production, the higher cost of inventory parts and the outsourcing of large orders. This resulted in a 97.2% increase in gross profit, or $138,166 when comparing the third quarter of 2018 gross profit of $280,329, to the third quarter of 2017 gross profit of $142,163. Gross profit percentage increased from 50% to 52% due to the mix in sales revenue.

General and Administrative Expenses

General and administrative expenses increased from $195,407 for the three months ended September 30, 2017, compared to $268,897 for the three months ended September 30, 2018, an increase of $73,490. This increase is attributable to the increase in sales commissions, salary and consulting, as well as costs associated with a computer system repair and software upgrade.

Income (Loss) From Operations

As a result of the above, the Company had net income from operations of $11,432 for the three months ended September 30, 2018 compared to net loss from operations of $53,244 for the three months ended September 30, 2017, an increase of $64,676.

Other Income (Expenses)

Interest expense increased to $4,704 for the three months ended September 30, 2018 compared to $1,189 for the three months ended September 30, 2017, an increase of $3,515. The increase is primarily due to the outstanding balance on the Company’s line of credit.

Net Income (Loss)

Based on the results above, the company had net income of $6,728 for the three months ended September 30, 2018 compared to a net loss of $54,433 for the three months ended September 30, 2017, an increase of $61,161.

Liquidity and Capital Resources

We have historically financed our operations by the issuance of debt to third party lenders, notes issued to various private individuals and personal funds advanced from time to time by the majority shareholder, who is also the President and Chief Executive Officer of the Company.

As of September 30, 2018, we had $246,905 in cash and cash equivalents compared to $117,990 in cash and cash equivalents as of December 31, 2017. As of December 31, 2017, and September 30, 2018 we had a working capital surplus of $439,811 and $626,322, respectively. We had a stockholders’ equity of $500,362 and $707,265 at December 31, 2017 and September 30, 2018, respectively.

Net cash provided by operating activities was $113,352 for the nine months ended September 30, 2018, resulting primarily from the net income of $120,953, the increase in prepaid expenses, accounts payable and accrued expenses and customer deposits, offset by the change in accounts receivable and inventory. Net cash used in investing activities for the nine months ended September 30, 2018 was $6,863 to purchase office and laboratory equipment. Net cash provided by in financing activities for the nine months ended September 30, 2018 was $22,426 which resulted from the proceeds received from the Company’s line of credit offset by the payments on the capital lease financing.

We have begun to materially finance our internal growth from net income. We intend to continue to finance our internal growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof. We believe that our cash provided from operations and cash on hand will provide sufficient working capital to fund our operations for the next twelve months.

Critical Accounting Policies, Estimates and Assumptions

The SEC defines critical accounting policies as those that are, in management's view, most important to the portrayal of our financial condition and results of operations and those that require significant judgments and estimates.

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the nine-month period ended September 30, 2018, to the items disclosed as critical accounting policies in management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Based on that evaluation, as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

AmpliTech Group, Inc.

Dated: November 14, 2018	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2018	By:	/s/ Louisa Sanfratello
Louisa Sanfratello Chief Financial Officer (Principal Financial Officer)

