Form 10-K
period 2018-12-31
AmpliTech Group, Inc.
filed 2019-03-21
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $703,407.

As of March 19, 2019 the registrant had 48,336,326 shares of common stock issued and outstanding.

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

Our Technology

Our products are supported by hybrid design topologies that create highly linear Radio Frequency (RF) products that amplify and transform signals with minimal addition of noise, achieving high Signal to Noise Ratio (SNR) and increased receiver sensitivity and range, at a low cost and low power consumption. Our hybrid design topologies include:

•	Discrete Microwave Integrated Circuit (MIC)
•	Pseudomorphic High Electron Mobility Transistor (PHEMT)
•	MIC and Low Noise MIC

The discrete topology that we utilize provides various advantages:

•	Can easily optimize Voltage Standing Wave Ratio (VSWR) and Noise Figure
•	Flexibility of design; can easily adapt to change of specs, technology, etc.
•	Low DC power consumption
•	Can control and optimize gain flatness due to discrete gain stages
•	Optimum use of MIC technology and experience
•	Use of negative bias is not necessary
•	Better part availability

Our research and development activities are conducted on new product designs to the extent as requested by the customers. The cost of our research and development activities is incorporated into the unit selling prices and, as such, is borne directly by the customers. For the years ending December 31, 2018 and 2017, the Company has incurred research and development costs of $42,941and $68,447, respectively.

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

Suppliers

Our material consists of purchased component parts used in our assembly process. The following table describes supplier concentration based upon the percentage of materials purchased from each supplier for 2018:

Supplier A	$128,894	22.99%
Supplier B	82,585	14.73%
Supplier C	42,275	7.54%
Supplier D	39,288	7.01%
Supplier E	36,536	6.52%
All other suppliers (approximately 52)	230,997	41.21%
Total	$560,575	100%

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

In February 2018, the Company entered into an advisory agreement with Sunbiz Holding Corp in order to promote market awareness in Asia and the Middle East.

Trade Shows

We attend trade shows such as MTTS (Microwave Theory and Techniques Show), IMS (International Microwave Symposium), EDIC (Electronic Design Innovation Conference) European Microwave Symposium, SATCON, MILCOM and the American Institute of Physics Exhibit (APS). We also sponsor some trade shows to gain recognition and presence.

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

The following table sets forth our customers that account for more than 10% of our total revenue for 2018:

Customer A	$850,962	35.50%
Customer B	$607,900	25.36%

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

Employees

As of March 19, 2019, we have five full time employees. From time to time, we may hire additional workers on a contract basis as the need arises.

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

Quarters Ended	High	Low
March 31, 2017	$.10	$.06
June 30, 2017	$.08	$.05
September 30, 2017	$.08	$.04
December 31, 2017	$.05	$.03
March 31, 2018	$.05	$.04
June 30, 2018	$.037	$.03
September 30, 2018	$.05	$.03
December 31, 2018	$.035	$.02

Holders

As of March 19, 2019 there were 51 holders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the Company’s fiscal year ended December 31, 2018 which were not previously reported.

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

Results of Operations

As of December 31, 2018, the Company had a working capital of $836,786 and an Accumulated Deficit of $848,758. Additionally, there is income of $328,993 and a net loss of $97,049 for the year ended December 31, 2018 and December 31, 2017, respectively.

For Years Ended December 31, 2018 and December 31, 2017

Revenues

Sales increased from $1,380,743 for the year ended December 31, 2017 to $2,397,418 for the year ended December 31, 2018, an increase of $1,016,675 or approximately 73.6%. These results were impacted by the shift in new product demand in the telecommunication sector and an increase in orders through our distributor.

Cost of Goods Sold and Gross Profit

Cost of Goods Sold increased to $1,016,226 in 2018 from $652,444 in 2017, an increase of $363,782 or approximately 55.8%. This increase was the direct result of the substantial increase in sales for the year as well as an increase in our outsourcing costs and raw materials. As a result, the gross profit was $1,381,192 for 2018 compared to $728,299 for 2017, an increase of $652,893 or 89.7%. Gross profit as a percentage of sales increased to 57.6% from 52.7% when comparing 2018 to 2017. This increase is attributable to new products with higher gross margins.

General and Administrative Expenses

General and administrative expenses increased to $1,039,768 in 2018 from $818,395 in 2017, an increase of $221,373, or approximately 27.1%. The increase is attributable to the increase is sales commissions as it relates to the increase in revenue and hiring a director of sales and a sales representative in the Asia and Middle East regions. In addition, the Company incurred costs associated with a computer system repair and software upgrade.

Other Income (Expenses)

Interest expense increased by $5,478, or 78.8%, when comparing the year ended December 31, 2018 to the year ended December 31, 2017. The increase was primarily due to the additional borrowing on the Company’s line of credit.

Net Income

As a result of the increase in sales and gross profit, the Company had net income of $328,993 in 2018 and a net loss of $97,049 in 2017.

Liquidity and Capital Resources

Operating Activities

The net cash provided by operating activities for the year ended December 31, 2018 was $352,302 resulting primarily from net income and the operating changes in accounts receivable, inventory, prepaid expenses, accounts payable and customer deposits.

The net cash used in operating activities for the year ended December 31, 2017 was $166,827 resulting primarily from the decrease in net income and accounts payable as well as an increase in inventory and prepaid expenses.

Investing Activities

The net cash used in investing activities for the year ended December 31, 2018 and 2017 was $10,584 and $5,371, respectively, which was for the purchase of equipment.

Financing Activities

The net cash used in financing activities for the year ended December 31, 2018 was $17,610 a result of repaying the line of credit and the capital lease.

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

As of December 31, 2018, we had cash and cash equivalents of $442,098, a working capital of $836,786 and an accumulated deficit of $848,758.

On November 16, 2015, we terminated our factoring agreement and the balance of the loan was paid in full with the Company’s newly acquired commercial line of credit for $150,000. This credit line agreement will be paid over a three year term with monthly payments equal to 2.780% of the outstanding balance plus accrued interest. The initial variable interest rate on this agreement is 5.25% per annum. This interest rate may change every year on the anniversary date or change date to reflect the new prime rate in effect as per the Wall Street Journal plus 2%. The interest rate will never be greater than 25% or less than 5%. On April 20, 2016 the existing line of credit was increased from $150,000 to $250,000 with an extended maturity date of April 20, 2019. As of December 31, 2018 and 2017, the outstanding balance was $72,897 and $76,435, respectively. Interest expense relating to this line of credit for 2018 and 2017 was $6,979 and $2,721, respectively.

We have begun to materially finance our growth from net income. We intend to continue to finance our internal growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof. We believe that our cash provided from operations and cash on hand will provide sufficient working capital to fund our operations for the next twelve months.

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

Receivables

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Companys estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Companys estimate of the allowance for doubtful accounts will change in the future. An allowance of $0 has been recorded at December 31, 2018 and 2017, respectively.

Inventory

Inventory, which consists primarily of raw materials and finished goods, is stated at the lower of cost (fist-in, first-out basis) or market (net realizable value).

Inventory quantities and related values are analyzed at the end of each fiscal quarter to determine those items that are slow moving or obsolete. An inventory reserve is recorded for those items determined to be slow moving with a corresponding charge to cost of goods sold. Inventory items that are determined obsolete are written off currently with a corresponding charge to cost of goods sold.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Revenue Recognition

We sell our products through a combination of a direct sales force in the United States and independent sales representatives in international markets. Revenue is recognized when a customer obtains control of promised goods based on the consideration we expect to receive in exchange for these goods. This core principle is achieved through the following steps:

Identify the contract with the customer. A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the goods to be transferred and identifies the payment terms related to these goods, (ii) the contract has commercial substance and, (iii) we determine that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. We do not have significant costs to obtain contracts with customers. For commissions on product sales, we have elected the practical expedient to expense the costs as incurred.

Identify the performance obligations in the contract. Generally, our contracts with customers do not include multiple performance obligations to be completed over a period of time. Our performance obligations generally relate to delivering single-use products to a customer, subject to the shipping terms of the contract. Limited warranties are provided, under which we typically accept returns and provide either replacement parts or refunds. We do not have significant returns. We do not typically offer extended warranty or service plans.

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of December 31, 2018 contained a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, rebates, discounts, and other adjustments. The estimates of variable consideration are based on historical payment experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

Allocate the transaction price to performance obligations in the contract. We typically do not have multiple performance obligations in our contracts with customers. As such, we generally recognize revenue upon transfer of the product to the customer's control at contractually stated pricing.

Recognize revenue when or as we satisfy a performance obligation. We generally satisfy performance obligations at a point in time upon either shipment or delivery of goods, in accordance with the terms of each contract with the customer. We do not have significant service revenue.

Reserves are recorded as a reduction in net sales and are not considered material to our consolidated statements of income for the years ended December 31, 2018 and 2017.

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Boards (FASB) Accounting Standards Codification (ASC) 740 Income Tax. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has adopted the provisions of FASB ASC 740-10-05 Accounting for Uncertainty in Income Taxes. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprises financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation and ASC 505-50 Equity-Based Payments to Non-Employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the employees required service period, which is generally the vesting period.

Off Balance Sheet Transactions

As of December 31, 2018, we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AmpliTech Group, Inc.

Index to Consolidated Financial Statements

For The Years Ended December 31, 2018 and 2017

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Amplitech Group, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Amplitech Group, Inc. (“the Company”) as of December 31, 2018 and 2017, the related statements of operations , stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2013.

Salt Lake City, UT

March 21, 2019

AmpliTech Group, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017

Assets
Current Assets
Cash and cash equivalents	442,098	$117,990
Accounts receivable	262,002	137,465
Inventory, net	391,188	335,668
Prepaid expenses	120,100	13,850
Total Current Assets	1,215,388	604,973

Property and equipment, net	180,745	51,798
Security deposits	11,707	8,753

Total Assets	$1,407,840	$665,524

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	86,125	$57,145
Customer deposits	190,400	31,582
Current portion of capital lease	29,180	-
Line of credit	72,897	76,435
Total Current Liabilities	378,602	165,162

Long Term Liabilities
Capital lease, net of current portion	113,933	-

Total Liabilities	492,535	165,162

Commitments and Contingencies	-	-

Stockholders' Equity
Series A convertible preferred stock, par value $.001, 401,000 shares authorized, 1,000 shares issued and outstanding, respectively	1	1
Series B convertible preferred stock, par value $.001, 75,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Common Stock, par value $.001, 500,000,000 shares authorized, 48,336,326 and 46,136,326 shares issued and outstanding, respectively	48,336	46,136
Additional paid-in capital	1,715,726	1,631,976
Accumulated deficit	(848,758)	(1,177,751)

Total Stockholders' Equity	915,305	500,362

Total Liabilities and Stockholders' Equity	$1,407,840	$665,524

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.

Consolidated Statements of Operations
For The Years Ended December 31, 2018 and 2017

	2018	2017

Revenue	$2,397,418	$1,380,743

Cost of goods sold	1,016,226	652,444

Gross Profit	1,381,192	728,299

General and administrative expense	1,039,768	818,395

Income (Loss) From Operations	341,424	(90,096)

Other Income (Expense)
Interest expense, net	(12,431)	(6,953)

Income (Loss) Before Income Taxes	328,993	(97,049)

Provision For Income Taxes	-	-

Net Income (Loss)	328,993	(97,049)

Net Income (Loss) Per Share;
Basic	$0.00	$-
Diluted	$0.00	$-

Weighted Average Shares Outstanding;
Basic	47,771,668	46,136,326
Diluted	87,674,310	46,136,326

See accompanying notes to the condensed consolidated financial statements

Amplitech Group, Inc.
Consolidated Statements of Stockholders' Equity
For The Years Ended December 31, 2018 and 2017

	Series A Convertible Preferred		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2016	1,000	$1	46,136,326	$46,136	$1,631,976	$(1,080,702)	$597,411

Net loss for the year ended December 31, 2017	-	-	-	-	-	(97,049)	(97,049)

Balance, December 31, 2017	1,000	1	46,136,326	46,136	1,631,976	(1,177,751)	500,362

Common stock issued for prepaid consulting	-	-	2,200,000	2,200	83,750	-	85,950

Net income for the year ended December 31, 2018	-	-	-	-	-	328,993	328,993

Balance, December 31, 2018	1,000	$1	48,336,326	$48,336	$1,715,726	$(848,758)	$915,305

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2018 and 2017

	December 31,	December 31,
	2018	2017

Cash Flows from Operating Activities:
Net Income (Loss)	$328,993	$(97,049)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	38,821	26,863
Amortization of prepaid consulting	37,604	-
Changes in Operating Assets and Liabilities:
Accounts receivable	(124,537)	8,770
Inventory	(55,520)	(68,730)
Prepaid expenses	(57,903)	(10,145)
Security deposits	(2,954)	-
Accounts payable and accrued expenses	28,980	(35,688)
Customer deposits	158,818	9,152

Total Adjustments	23,309	(69,778)

Net cash provided by (used in) operating activities	352,302	(166,827)

Cash Flows from Investing Activities:
Purchase of equipment	(10,584)	(5,371)

Net cash used in investing activities	(10,584)	(5,371)

Cash Flows from Financing Activities:
Advances from (repayment to) line of credit, net	(3,538)	21,528
Note repayment	-	(15,000)
Payments of capital lease financing	(14,072)	-

Net cash (used in)provided by financing activities	(17,610)	6,528

Net change in cash and cash equivalents	324,108	(165,670)

Cash and Cash Equivalents, Beginning of Period	117,990	283,660

Cash and Cash Equivalents, End of Period	$442,098	$117,990

Supplemental disclosures:

Cash paid for interest expense	$8,706	$7,098
Cash paid for income taxes	$50	$53

Non-Cash Financing Activities
Shares issued for prepaid consulting	$85,950	$-
Equipment purchased with capital lease	$157,184	$-

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2018 and 2017

(1) Organization and Business Description

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

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of December 31, 2018 the Company’s cash and cash equivalents were deposited primarily in one financial institution.

Receivables

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change in the future. An allowance of $0 has been recorded at December 31, 2018 and 2017, respectively.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2018 and 2017

Inventory

Inventory, which consists primarily of raw materials and finished goods, is stated at the lower of cost (fist-in, first-out basis) or market (net realizable value).

Inventory quantities and related values are analyzed at the end of each fiscal quarter to determine those items that are slow moving or obsolete. An inventory reserve is recorded for those items determined to be slow moving with a corresponding charge to cost of goods sold. Inventory items that are determined obsolete are written off currently with a corresponding charge to cost of goods sold.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Long-lived assets

Long-lived assets, such as property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and would no longer be depreciated. The depreciable basis of assets that are impaired and continue in use is their respective fair values.

Revenue Recognition

We sell our products through a combination of a direct sales force in the United States and independent sales representatives in international markets. Revenue is recognized when a customer obtains control of promised goods based on the consideration we expect to receive in exchange for these goods. This core principle is achieved through the following steps:

Identify the contract with the customer. A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party s rights regarding the goods to be transferred and identifies the payment terms related to these goods, (ii) the contract has commercial substance and, (iii) we determine that collection of substantially all consideration for services that are transferred is probable based on the customer s intent and ability to pay the promised consideration. We do not have significant costs to obtain contracts with customers. For commissions on product sales, we have elected the practical expedient to expense the costs as incurred.

Identify the performance obligations in the contract. Generally, our contracts with customers do not include multiple performance obligations to be completed over a period of time. Our performance obligations generally relate to delivering single-use products to a customer, subject to the shipping terms of the contract. Limited warranties are provided, under which we typically accept returns and provide either replacement parts or refunds. We do not have significant returns. We do not typically offer extended warranty or service plans.

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is probable. None of our contracts as of December 31, 2018 contained a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, rebates, discounts, and other adjustments. The estimates of variable consideration are based on historical payment experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

Allocate the transaction price to performance obligations in the contract. We typically do not have multiple performance obligations in our contracts with customers. As such, we generally recognize revenue upon transfer of the product to the customer's control at contractually stated pricing.

Recognize revenue when or as we satisfy a performance obligation. We generally satisfy performance obligations at a point in time upon either shipment or delivery of goods, in accordance with the terms of each contract with the customer. We do not have significant service revenue.

Reserves are recorded as a reduction in net sales and are not considered material to our consolidated statements of income for the years ended December 31, 2018 and 2017.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2018 and 2017

Research and Development

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include consultants, outside service, and supplies. Research and development costs for the years ended December 31, 2018 and 2017 were $42,941 and $68,447, respectively.

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Tax”. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has adopted the provisions of FASB ASC 740-10-05 “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2018 and 2017, the Company had no material unrecognized tax benefits.

Earnings Per Share

Basic earnings (loss) per share (“EPS”) are determined by dividing the net earnings (loss) by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings (loss) by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. As of December 31, 2018 and 2017 there were 40,100,000 and 40,100,000, respectively potential dilutive shares that needed to be considered as common share equivalents. As of December 31, 2017, the dilutive shares were excluded from the Diluted EPS calculation as the effect of these potential shares of common stock is anti-dilutive.

The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the year ended December 31, 2018 consisted of the following:

	Net Income	Shares	Per Share Amount
Year ended December 31, 2018:
Basic EPS	$328,993	47,771,668	$0.00
Effect of dilutive stock options and series A shares		39,902,642

Diluted EPS	$328,993	87,674,310	$0.00

Fair Value of Assets and Liabilities

The Company complies with the provisions of ASC 820-10, Fair Value Measurements and Disclosures. ASC 820-10 relates to financial assets and financial liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

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

For The Years Ended December 31, 2018 and 2017

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation and ASC 505-50 Equity-Based Payments to Non-Employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the employees required service period, which is generally the vesting period.

Concentration of Credit Risk

Financial instruments that potentially subject the company to concentration of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Therefore, management does not believe significant credit risks exist at December 31, 2018. Sales to the Company’s two largest customers represented approximately 35% and 25% of total sales for the year ended December 31, 2018.

Recent Accounting Pronouncements

On January 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers, and all of the related amendments using the modified retrospective method. No restatement of prior periods was deemed necessary and continues to be reported under the accounting standards in effect for those periods.

In October 2016, the FASB issued ASC 2016-16 amending the accounting for income taxes, primarily related to intercompany transfers of inventory. We adopted this in 2018 and it had no impact on our financial statements or disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The Company will adopt ASU 2016-02 in its first quarter of 2019. While the Company is currently evaluating the timing and impact of adopting ASU 2016-02, currently the Company anticipates no material impact to its Consolidated Statements of Operations. However, the ultimate impact of adopting ASU 2016-02 will depend on the Company’s lease portfolio as of the adoption date.

We do not expect the adoption of these or other recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2018 and 2017

(3) Revenues

The following table presents sales disaggregated based on geographic regions for the years ended:

	2018	2017

Domestic sales	$2,007,357	$679,033
International sales	390,061	701,710
Total sales	$2,397,418	$1,380,743

(4) Inventory

The inventory value at December 31, 2018 and 2017 was as follows:

	December 31,	December 31,
	2018	2017

Raw Materials	$279,437	$216,911
Work-in Progress	69,480	77,233
Finished Goods	118,545	107,798
Engineering Models	3,726	3,726

Subtotal	$471,188	$405,668
Less: Reserve for
Obsolescence	(80,000)	(70,000)

Total	$391,188	$335,668

(5) Property and Equipment

Property and Equipment with estimated useful lives of seven and ten years consisted of the following at December 31, 2018 and December 31, 2017:

	December 31,	December 31,
	2018	2017

Lab Equipment	$725,348	$563,434
Furniture and Fixtures	20,192	14,338

Subtotal	745,540	577,772
Less: Accumulated Depreciation	(564,795)	(525,974)

Total	$180,745	$51,798

Depreciation expense for the years ended December 31, 2018 and 2017 were $38,821 and $26,863 respectively.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2018 and 2017

(6) Line of Credit

On November 16, 2015, the Company entered into a commercial line of credit for $150,000. This agreement will be paid over a three year term with monthly payments equal to 2.780% of the outstanding balance plus accrued interest. The initial variable interest rate on this agreement is 5.25% per annum. This interest rate may change every year on the anniversary date or change date to reflect the new prime rate in effect as per the Wall Street Journal plus 2%. The interest rate will never be greater than 25% or less than 5%. On April 20, 2016, the existing line of credit was increased from $150,000 to $250,000 with an extended maturity date of April 20, 2019. The outstanding balance as of December 31, 2018 and 2017 was $72,897 and $76,435, respectively. The Company had $111,979 additional  draws and incurred interest from the line of credit and made repayments of $115,922 during the year ended December 31, 2018. Interest expense relating to this line of credit for 2018 and 2017 was $6,979 and $2,721 respectively.

(7) Capital Lease

The Company entered into a 60-month lease agreement to finance certain laboratory equipment in July 2018 with a bargain purchase option of $1. As such, the Company has accounted for this transaction as a capital lease. Future principal and interest payments over the term of the lease as December 31, 2018 are as follows:

2019	37,778
2020	37,778
2021	37,778
2022	37,778
2023	18,889
$170,001

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2018 and 2017

(8) Income Taxes

In 2017, the U.S. enacted the Tax Cuts and Jobs Act which significantly changed U.S. tax law. The Act lowered the U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018. This had an affect on the value of the Company’s net operating loss carryover, but since the deferred tax asset is fully reserved, it had no impact on the Company’s financial statements. The impact of the change is reflected in the table below.

The provision for (benefit from) income taxes for the years ended December 31, 2018 and 2017 are as follows, at the expected combined effective tax rate of approximately 26%.

	December 31,
	2018	2017
Federal and state net operating income (loss)	$69,089	$(38,820)
Meals & entertainment	61	152
Life insurance	825	1,572
Tax penalty	-	58
Depreciation	737	1,403
State tax, net of federal benefit	(6,580)	1,941
Other	(3,344)	(3,344)
Tax rate change	80,310	-
Change in Valuation Allowance	(141,098)	37,038
Total income tax provision	$-	$-

The provision for Federal income tax consists of the following for the years ended December 31, 2018 and 2017:

	December 31,
	2018	2017
Net operating loss carryforwards	$75,922	$225,654
Depreciation	15,839	15,102
Stock based compensation	208,377	200,480
Valuation allowance	(300,138)	(441,236)
Total net deferred tax assets	-	-

The Company has maintained a full valuation allowance against the total deferred tax assets for all periods due to the uncertainty of future utilization.

As of December 31, 2018, the Company has net federal and state net operating loss carry forwards of approximately $190,000 that begin to expire in 2037.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2018 and 2017

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

Common Stock:

The Company originally authorized 50,000,000 shares of common stock with a par value of $0.001. Effective May 20, 2014, the Company increased its authorized shares of common stock from 50,000,000 to 500,000,000. As of December 31, 2018 and 2017 the Company had 48,336,326 and 46,136,326 shares of common stock issued and outstanding, respectively.

On February 14, 2018, the Company entered into an advisory agreement to assist in product sales and distribution in Asia and the Middle East. The advisor was paid compensation of a total of 2.2 million shares of restricted common stock valued at the closing market price on the date the shares were issued. The first installment of 500,000 shares was issued on February 14, 2018 at $0.035 and the second installment of 1,700,000 shares on April 9, 2018 at $0.04. The total value of shares issued for services aggregated to $85,950. As of December 31, 2018, $37,479 of the stock- expense had been recognized and $48,471 remained as a prepaid to be amortized over a two-year service period.

Options:

During 2014, the Company granted the chief executive officer of the Company an immediately exercisable option to purchase an aggregate of 400,000 shares of Series A at an exercise price of $0.0206 per share. There is no expiration date for this option and the related expense has been recorded in prior years.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2018 and 2017

(10) Commitments and Contingencies:

On December 4, 2015, the Company entered into a new operating lease agreement to rent office space. This five year agreement commenced February 1, 2016 with an annual rent of $50,000 and 3.75% increases in each successive lease year.

On January 15, 2016, the Company entered into a five-year agreement to lease 2 copiers with an annual payment of $2,985.

The following is a schedule of the future minimum rental payments for the above commitments:

Year ending December 31,

2019	58,730
2020	58,845
2021	5,093

Total	$122,668

Rent expense for December 31, 2018 and 2017 were $53,658 and $51,719 respectively.

(11) Subsequent events

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report.

On March 18, 2019, the Company secured additional financing of $350,000 at an annual interest rate of 10.79% under a five year term to aid in our growth initiatives.

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

Based on the evaluation as of December 31, 2018, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on that re-evaluation due to material weakness identified below, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2018 to ensure that information required to be disclosed in our Exchange Act reports was (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, because of material weaknesses in our internal controls over financial reporting. We have identified the following material weaknesses.

1. As of December 31, 2018, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees the accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of December 31, 2017, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2018, based on the criteria established in "INTERNAL CONTROL-INTEGRATED FRAMEWORK" issued by the COSO.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position

Fawad Maqbool (1)	58	Chairman, President, Chief Executive Officer, and Treasurer and a Director

Louisa Sanfratello (2)	53	Chief Financial Officer and Secretary

Henry Val (3)	58	Director

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

A brief description of the background and business experience of our executive officer and directors for the past five years is as follows:

Fawad Maqbool, age 58, has served as the President, Chief Executive Officer and Chairman of the Board of Directors since founding Amplitech, Inc. 2002. He has also been the majority shareholder of the Company since its inception. Prior to founding Amplitech, Inc., Mr. Maqbool was the President of Aeroflex Amplicomm, Inc. for 2000 and 2001. His duties included, among other things, overseeing the design and development of amplifiers specifically for fiber optic communication applications. Mr. Maqbool was with MITEQ, Inc. from 1987 through 1999 where he began as an Engineering Group Leader and ultimately held the title of Department Head responsible for a staff of thirty-two consisting of engineers, technicians, assemblers and support personnel. His professional career began with the Hazeltine Corporation in 1983 where he was a Microwave Design Engineer through 1986. Mr. Maqbool received bachelor degrees in electrical engineering (major in microwaves and RF) and biomedical engineering from the City College of New York. He subsequently earned a master’s degree in electrical engineering (major in microwaves and RF) from Polytechnic University. Through his prior service, Mr. Maqbool possesses the knowledge and experience in microwaves and RF electrical engineering that aids him in efficiently and effectively identifying and executing the Company’s strategic priorities.

Louisa Sanfratello, CPA, age 53 has been an accountant servicing numerous clients in various industries since 1987. Her professional career began with the public accounting firm of Holtz Rubenstein & Co, where she gathered invaluable experience for several years and moved on to more challenging positions in both the public and private sector. She served as a Controller for The New Interdisciplinary School for over 10 years. Her responsibilities included overseeing the accounting department in addition to working directly with the NYS Department of Education. Ms. Sanfratello was also employed by the Make A Wish Foundation of Suffolk County as chief accountant working directly with the President and CFO. She joined Amplitech, Inc. in 2012 as Chief Financial Officer, where she manages the company’s finances and SEC filings. Her responsibilities also include assisting the CEO in developing new business, maintaining operating budgets and ensuring adequate cash flow.

Henry Val, age 58, is the CEO of TGI Power Group Inc. Prior to TGI, Mr. Val was a Managing Partner for Netter Capital Partners. He has over twenty-five years of experience in the financial markets ranging from trading global futures and equity markets, senior secured debt, convertible securities, private investments in public equities (PIPEs) and investing. Prior to forming Netter Capital Partners, Henry was a Partner with Delta Capital LLC, a boutique advisory firm, specializing in M&A, management consulting, turnaround situations and other advisory services. Mr. Val has over 30 years of hands on experience with large, small and startup bio/pharma, software, systems, power, oil and gas, media and renewable energy companies. He served as CEO, or similar level, of private and publicly traded companies, has established a consistently strong record of bringing high growth, fast turnaround, a return to profitability. He is a successful builder of performance-oriented teams and businesses. Mr. Val uses economic results to drive products and services in high value global markets. A “known” game changer, who generates best in class shareholder value to maximize the return on assets and investments. Mr. Val is able to discern the key products, markets, personnel and needs that minimizes time for a positive shareholder outcome. Mr. Val also served as CEO of Maxplanet Corp. and New Life Scientific Inc.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports in 2018.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and director, including our Chief Executive Officer, however, we are in the process of formulating a code of ethics and intend to adopt one in the near future.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to, the named person, during the years ended December 31, 2018 and 2017:

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Fawad Maqbool	2018	167,300	-	-	-	167,300
Chairman, President and Chief Executive Officer	2017	150,000	-	-	-	150,000

Outstanding Equity Awards at Fiscal Year End

Except as indicated in the above table, none of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2018 and 2017.

Compensation of Our President and Chief Executive Officer

Fawad Maqbool, has authority and discretion to determine his own compensation for serving as the Company’s President and Chief Executive Officer.

Compensation of Directors

During the year ended December 31, 2018 and 2017, none of the directors received any compensation solely for service as a director.

Compensation Committee Interlocks and Insider Participation

During the fiscal years of 2018 and 2017, we did not have a standing compensation committee. Our board of directors was responsible for the functions that would otherwise be handled by the compensation committee. The sole director conducted deliberations concerning executive officer compensation, including directors who were also executive officers. Fawad Maqbool, as our sole director, has authority and discretion to determine his own compensation for serving as the Company’s President and Chief Executive Officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of March 19, 2019. Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise indicated below, the address of each person listed in the table below is c/o 620 Johnson Avenue, Bohemia, NY 11716.

	Amount and Nature of Beneficial Ownership
	Common Stock (1)
Name and Address of Beneficial Owner	No. of Shares	% of Class
Directors and Officers
Fawad Maqbool,(2) Chairman, President, and Chief Executive Officer	11,780,280	24.37%

Louisa Sanfratello, Chief Financial Officer	200,000	Less than 2%
Henry Val, Director

All officers and directors as a group (3 persons)	11,980,280	24.37%

5% Security Holders

Microphase Corporation 587 Connecticut Avenue Norwalk, CT 06854	5,827,488	12.06%

(1)	Based on 48,336,326 shares of common stock issued and outstanding .
(2)

Excludes (i) 1,000 shares of Series A Convertible Preferred Stock and (ii) an option to purchase 400,000 shares of Series A Preferred Stock. The holder of the Series A Convertible Preferred is entitled to 51% of the total votes on all matters and each outstanding share of Series A is convertible at $0.0206 per share at the option of the holder into 100 shares of the Company’s common stock.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following sets forth a summary of transactions since the beginning of the fiscal year of 2018, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Our principal executive officer and director, Fawad Maqbool, advanced monies to the Company for working capital. The amount due was unsecured, interest bearing and payable upon demand. The balance and highest principal amount was $78,291 during the year ending December 31, 2016. As of December 31, 2017 the balance was paid in full.

Director Independence

No members of our Board of Directors, are independent using the definition of independence under NASDAQ Listing Rule 5605(a)(2) and the standards established by the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the aggregate fees we paid for professional services provided to us for 2018 and 2017:

	2018	2017
Audit Fees	$29,940	$34,296
Audit-Related Fees	-	-
Tax Fees	2,000	2,775
All Other Fees	-	-

Total	$31,940	$37,071

Audit Fees

For the year ended December 31, 2018 and 2017, we paid $29,940 and $34,296 respectively for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

For the fiscal years ended December 31, 2018 and 2017, we paid approximately $0 and $0, respectively, for audit related services.

Tax Fees

For our fiscal years ended December 31, 2018 and 2017, we paid $2,000 and $2,775 respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended December 31, 2018 and 2017.

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

We do not have an Audit Committee. Our Board of Directors pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during 2018 were pre-approved by our Board of Directors. We do not have a record of the percentage of the above fees that were pre-approved in 2018. However, all of the above services in 2018 were reviewed and approved by our Board of Directors either before or after the respective services were rendered.

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this Annual Report.

1.	Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Operations for the years ended December 31, 2018 and 2017
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Exhibits:

Exhibit No.	Description

3.1	Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on April 19, 2011.
3.2	Certificate of Amendment to Articles of Incorporation dated July 31, 2012, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on August 13, 2012.
3.4	By-laws, incorporated herein by reference to Exhibit 3.2 the Company’s Registration Statement on Form 10 filed on April 19, 2011, as subsequently amended.
3.5	Certificate of Designation of Series B Convertible Preferred Stock dated April 23, 2015 incorporated by reference to the Form 8-K filed on May 6, 2015.
3.6	Certificate of Designation of Series A Convertible Preferred Stock dated April 23, 2015
10.1	Commercial Line of Credit Agreement dated November 16, 2015
21.1	List of Subsidiaries, incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed on August 13, 2012.
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmpliTech Group, Inc.

Date: March 21, 2019	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Fawad Maqbool	President, Chief Executive Officer and	March 21, 2019
Fawad Maqbool	Chairman of the Board of Directors (principal executive officer)

/s/ Louisa Sanfratello	Chief Financial Officer and Secretary	March 21, 2019
Louisa Sanfratello	(principal financial and accounting officer)

