Form 10-Q
period 2019-03-31
AmpliTech Group, Inc.
filed 2019-05-14
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

(631)-521-7831

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 9, 2019, the registrant had 48,336,326 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2019

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

We cannot predict all the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Considering these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AmpliTech Group, Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	783,645	442,098
Accounts receivable	167,245	262,002
Inventory, net	397,415	391,188
Prepaid expenses	65,349	120,100
Total Current Assets	1,413,654	1,215,388

Property and equipment, net	168,123	180,745
Right of use assets	99,919	-
Security deposits	11,707	11,707

Total Assets	$1,693,403	$1,407,840

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	89,241	86,125
Customer deposits	46,858	190,400
Current portion of financing lease	29,533	29,180
Current portion of operating lease	52,413	-
Current portion of loan payable,net of discount	55,821	-
Line of credit	86	72,897
Total Current Liabilities	273,952	378,602

Long Term Liabilities
Finance lease, net of current portion	106,416	113,933
Operating lease, net of current portion	49,010	-
Loan payable, net of debt discount and current portion	269,918	-

Total Liabilities	699,296	492,535

Commitments and Contingencies	-	-

Stockholders' Equity
Series A convertible preferred stock, par
value $.001, 401,000 shares authorized,
1,000 shares issued and
outstanding, respectively	1	1
Series B convertible preferred stock, par
value $.001, 75,000 shares authorized, 0
shares issued and outstanding, respectively	-	-
Common Stock, par value $.001,
500,000,000 shares authorized,
48,336,326 shares
issued and outstanding, respectively	48,336	48,336
Additional paid-in capital	1,715,726	1,715,726
Accumulated deficit	(769,956)	(848,758)

Total Stockholders' Equity	994,107	915,305

Total Liabilities and
Stockholders' Equity	$1,693,403	$1,407,840

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.
Condensed Consolidated Statements of Operations
For The Three Months Ended March 31, 2019 and 2018 (Unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2019	2018

Revenue	$678,318	$428,541

Cost of goods sold	354,200	173,653

Gross Profit	324,118	254,888

General and administrative expense	241,471	210,670

Income From Operations	82,647	44,218

Other Income (Expense)
Interest expense, net	(3,845)	(1,448)

Income Before Income Taxes	78,802	42,770

Provision For Income Taxes	-	-

Net Income	78,802	42,770

Net Income Per Share;
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted Average Shares Outstanding;
Basic	48,336,326	46,386,326
Diluted	88,200,852	86,221,526

See accompanying notes to the condensed consolidated financial statements

Amplitech Group, Inc.
Condensed Consolidated Statements of Stockholders' Equity For The Three Months Ended March 31, 2019 and 2018

	March 31, 2019

	Series A Convertible Preferred		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2018	1,000	$1	48,336,326	$48,336	$1,715,726	$(848,758)	$915,305

Net income for the three months ended March 31, 2019	-	-	-	-	-	78,802	78,802

Balance, March 31, 2019	1,000	$1	48,336,326	$48,336	$1,715,726	$(769,956)	$994,107

	March 31, 2018

Balance, December 31, 2017	1,000	$1	46,136,326	$46,136	$1,631,976	$(1,177,751)	$500,362

Common stock issued for prepaid consulting	-	-	500,000	500	15,750	-	16,250

Net income for the three months ended March 31, 2018	-	-	-	-	-	42,770	42,770

Balance, March 31, 2018	1,000	$1	46,636,326	$46,636	$1,647,726	$(1,134,981)	$559,382

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.
Condensed Consolidated Statements of Cash Flows
For The Three Months Ended March 31, 2019 and 2018
(Unaudited)

	March 31,	March 31,
	2019	2018
Cash Flows from Operating Activities:

Net Income	$78,802	$42,770
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,622	6,850
Amortization of prepaid consulting	10,610	1,015
Amortization of debt discount	204	-
Amortization of right-of-use asset	13,627	-
Changes in Operating Assets and Liabilities:
Accounts receivable	94,757	(162,293)
Inventory	(6,227)	(63,081)
Prepaid expenses	44,141	6,313
Accounts payable and accrued expenses	3,116	50,763
Operating lease liability	(12,123)	-
Customer deposits	(143,542)	33,693

Total Adjustments	17,185	(126,740)

Net cash provided by (used in) operating activities	95,987	(83,970)

Cash Flows from Investing Activities:
Purchase of equipment	-	(2,133)

Net cash used in investing activities	-	(2,133)

Cash Flows from Financing Activities:
(Repayment to) advances from line of credit, net	(72,811)	44,078
Payments of capital lease financing	(7,164)	-
Advances from loan payable, net	325,535	-

Net cash (used in)provided by financing activities	245,560	44,078

Net change in cash and cash equivalents	341,547	(42,025)

Cash and Cash Equivalents, Beginning of Period	442,098	117,990

Cash and Cash Equivalents, End of Period	$783,645	$75,965

Supplemental disclosures:

Cash paid for interest expense	$2,633	$1,454
Cash paid for income taxes	$-	$-

Non-Cash Financing Activities
Shares issued for prepaid consulting	$-	$16,250
Original issuance discount	$24,465	$-
Right of use operating lease asset obtained in exchange for operating lease liabilities	$113,546	$-

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2019 and 2018 (Unaudited)

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

The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the years ended December 31, 2018 and 2017 included in Form 10-K filed with the SEC.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2019 and 2018 (Unaudited)

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

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of March 31, 2019, the Company’s cash and cash equivalents were deposited primarily in one financial institution.

Receivables

Trade accounts receivable are recorded at the net invoice value and are not interest bearing.

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change in the future. An allowance of $0 has been recorded at March 31, 2019 and December 31, 2018.

Inventory

Inventory, which consists primarily of raw materials and finished goods, is stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

Inventory quantities and related values are analyzed at the end of each fiscal quarter to determine those items that are slow moving and obsolete. An inventory reserve is recorded for those items determined to be slow moving with a corresponding charge to cost of goods sold. Inventory items that are determined obsolete are written off currently with a corresponding charge to cost of goods sold.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2019 and 2018 (Unaudited)

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Long-lived assets

Long lived assets, such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Circumstances which could trigger a review include, but are not limited to; significant decrease in the market price of the asset; significant adverse changes in the business climate or legal factors; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount of fair value less costs to sell and would no longer be depreciated. The depreciable basis of assets that are impaired and continue in use is their respective fair values.

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

Identify the performance obligations in the contract. Generally, our contracts with customers do not include multiple performance obligations to be completed over a period. Our performance obligations generally relate to delivering single-use products to a customer, subject to the shipping terms of the contract. Limited warranties are provided, under which we typically accept returns and provide either replacement parts or refunds.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2019 and 2018 (Unaudited)

We do not have significant returns. We do not typically offer extended warranty or service plans.

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of March 31, 2019 contained a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, rebates, discounts, and other adjustments. The estimates of variable consideration are based on historical payment experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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

Reserves are recorded as a reduction in net sales and are not considered material to our condensed consolidated statements of income for the three months ended March 31, 2019.

Research and Development

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include consultants, outside service, and supplies. Research and development costs for the three months ended March 31, 2019 and 2018 were $17,629 and $7,135.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2019 and 2018 (Unaudited)

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Tax”. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has adopted the provisions of FASB ASC 740-10-05 “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At March 31, 2019, the Company had no material unrecognized tax benefits.

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

	Net Income	Shares	Per Share Amount

For the three months ended March 31, 2019:

Basic EPS	$78,802	48,336,326	$0.00
Effect of dilutive stock options and series A shares		39,864,526

Diluted EPS	$78,802	88,200,852	$0.00
For the three months ended March 31, 2018:

Basic EPS	$42,770	46,386,326	$0.00
Effect of dilutive stock options and series A shares		39,835,200

Diluted EPS	$42,770	86,221,526	$0.00

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2019 and 2018 (Unaudited)

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2019 and 2018 (Unaudited)

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the employees required service period, which is generally the vesting period.

Concentration of Credit Risk

Financial instruments that potentially subject the company to concentration of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Therefore, management does not believe significant credit risks exist at March 31,2019.

Recent Accounting Pronouncements

During the first quarter of 2019, we adopted ASU No. 2016-02, “Leases (Topic 842),” which requires leases with durations greater than twelve months to be recognized on the balance sheet. We adopted this standard using the modified retrospective approach with an effective date as of the beginning of January 2019. Prior year financial statements were not restated under the new standard. We lease property and equipment under finance and operating leases. For leases with terms greater than 12 months, we record the related asset and obligation at the present value of lease payments over the lease term. Many of our leases include rental escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments when appropriate. When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This standard became effective for us on January 1, 2019. The adoption of this standard did not have a material impact on our consolidated financial statements.

We do not expect the adoption of these or other recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2019 and 2018 (Unaudited)

3) Revenues

The following table presents sales disaggregated based on geographic regions for the three months ended:

	March 31,	March 31,
	2019	2018

Domestic sales	$282,350	$428,541
International sales	395,968	-
Total sales	$678,318	$428,541

(4) Inventory

Inventory, which consists primarily of raw materials and finished goods, is stated at the lower of cost (first-in, first-out basis) or market (net realizable value). The inventory value at March 31, 2019 and December 31, 2018 was as follows:

	March 31,	December 31,
	2019	2018

Raw Materials	$279,932	$279,437
Work-in Progress	85,475	69,480
Finished Goods	113,282	118,545
Engineering Models	3,726	3,726

Subtotal	$482,415	$471,188
Less: Reserve for
Obsolescence	(85,000)	(80,000)

Total	$397,415	$391,188

(5) Property and Equipment

Property and Equipment with estimated useful lives of seven and ten years consisted of the following at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018

Lab Equipment	$725,348	$725,348
Furniture and Fixtures	20,192	20,192

Subtotal	745,540	745,540
Less: Accumulated Depreciation	(577,417)	(564,795)

Total	$168,123	$180,745

Depreciation expense for the three months ended March 31, 2019 and 2018 were $12,622 and $6,850 respectively.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2019 and 2018 (Unaudited)

(6) Line of Credit

On November 16, 2015, the Company entered into a commercial line of credit for $150,000. This agreement will be paid over a three-year term with monthly payments equal to 2.780% of the outstanding balance plus accrued interest. The initial variable interest rate on this agreement is 5.25% per annum. This interest rate may change every year on the anniversary date or change date to reflect the new prime rate in effect as per the Wall Street Journal plus 2%. The interest rate will never be greater than 25% or less than 5%. On April 20, 2016, the existing line of credit was increased from $150,000 to $250,000 with an extended maturity date of April 20, 2019. The outstanding balance as of March 31, 2019 and 2018 was $86 and $120,513, respectively. The Company repaid the line of credit $72,811 during the three months ended March 31, 2019. Interest expense relating to this line of credit for the three months ended March 31,2019 and 2018 was $1,386 and $1,454, respectively.

(7) Leases

We adopted ASC 842 using the modified retrospective approach, electing the practical expedient that allows us not to restate our comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption.

The following was included in our balance sheet as of March 31, 2019:

Operating leases	As of March 31, 2019
Assets
ROU operating lease assets	$99,919

Liabilities
Current portion of operating lease	52,413
Operating lease, net of current portion	49,010
Total operating lease liabilities	$101,423
Finance leases
Assets
Property and equipment, gross	$157,184
Accumulated depreciation	(16,841)
Property and equipment, net	140,343
Liabilities
Current portion of financing lease	29,533
Finance lease, net of current portion	106,416
Total operating lease liabilities	$135,949

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2019 and 2018 (Unaudited)

The weighted average remaining lease term and weighted average discount rate at March 31, 2019 were as follows:

Weighted average remaining lease term (years)	March 31, 2019
Operating leases	1.83
Finance leases	4.25

Weighted average discount rate	March 31, 2019
Operating leases	9.15%
Finance leases	4.18%

Finance Lease

The Company entered into a 60-month lease agreement to finance certain laboratory equipment in July 2018 with a purchase option of $1. As such, the Company has accounted for this transaction as a finance lease.

The following table reconciles future minimum finance lease payments to the discounted lease liability as of March 31, 2019:

Remaining in 2019	$26,166
2020	34,888
2021	34,888
2022	34,888
2023	17,768
Total lease payments	148,598
Less imputed interest	(12,629)
Total lease obligations	135,969
Less current obligations	(29,553)
Long-term lease obligations	$106,416

Operating Lease

On December 4, 2015, the Company entered into a new operating lease agreement to rent office space. This five-year agreement commenced February 1, 2016 with an annual rent of $50,000 and 3.75% increases in each successive lease year.

On January 15,2016, the Company entered into a five-year agreement to lease 2 copiers with and annual payment of $2,985.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2019 and 2018 (Unaudited)

The following table reconciles future minimum operating lease payments to the discounted lease liability as of March 31, 2019:

Remaining in 2019	$44,395
2020	61,129
2021	5,109
Total lease payments	110,633
Less imputed interest	(9,210)
Total lease obligations	101,423
Less current obligations	(52,413)
Long-term lease obligations	$49,010

(8) Loan Payable

On March 18, 2019, the Company secured additional financing of $350,000, net of a $24,465 original issuance discount. The note bears interest at a rate of 13.99% per annum, under a five-year term to aid our growth initiatives. During the period ended March 31, 2019, the Company recorded accretion of $204, increasing the carrying value of the note to $325,739.

Future principal and interest payments over the term of the loan as of March 31,2019 are as follows:

For the years ended December 31,	Payments
Remaining in 2019	$68,159
2020	90,879
2021	90,879
2022	90,879
2023	90,879
2024	22,720
Total remaining payments	$454,395

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2019 and 2018 (Unaudited)

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

Common Stock:

The Company originally authorized 50,000,000 shares of common stock with a par value of $0.001. Effective May 20, 2014, the Company increased its authorized shares of common stock from 50,000,000 to 500,000,000. As of March 31, 2019 and December 31, 2018 the Company had 48,336,326 shares of common stock issued and outstanding, respectively.

On February 14, 2018, the Company entered into an advisory agreement to assist in product sales and distribution in Asia and the Middle East. The advisor was paid compensation of a total of 2.2 million shares of restricted common stock valued at the closing market price on the date the shares were issued. The first installment of 500,000 shares was issued on February 14, 2018 at $0.035 and the second installment of 1,700,000 shares on April 9, 2018 at $0.04. The total value of shares issued for services aggregated to $85,950. As of March 31,2019, $48,213 of the stock- expense had been recognized and $37,737 remained as a prepaid to be amortized over a two-year service period.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2019 and 2018 (Unaudited)

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

On April 25, 2019, Wayne Homschek joined the Board of Directors as an independent Director who will aid in corporate strategy, financing and investor relations. He will be paid $5,000 per month for one year and receive a Warrant, exercisable into 3,000,000 shares of common stock at an exercise price of $0.03 per share.

On April 11, 2019, the Company renewed its commercial line of credit of $250,000 with an extended maturity date of April 12, 2022. This agreement will be paid over a three- year term with monthly payments equal to 2.780% of the outstanding balance plus accrued interest. The initial variable interest rate on this agreement is 5.25% per annum. This interest rate may change every year on the anniversary date or change date to reflect the new prime rate in effect as per the Wall Street Journal plus 2%. The interest rate will never be greater than 25% or less than 5%.

On May 9, 2019, the Company signed an asset purchase agreement to acquire the business assets of Specialty Microwave Corp. (SMW), a privately held company based in nearby Ronkonkoma NY.

The purchase will include all business assets of SMW, including all inventory, orders, customers, fixed assets, and all intellectual property and is contingent upon the simultaneous purchase of SMW’s premises at 120 Raynor Ave, Ronkonkoma, NY. The assets will also include all eight team members of SMW. The transactions are conditional on completion of satisfactory due diligence and the execution of a purchase agreement on the premises and all related definitive agreements. The total consideration shall be $2,050,000, plus the value of SMW’s inventory on hand on the day prior to the closing, as determined by an independent valuation. The premises was independently appraised at a value of $1,200,000 in 2014. The consideration for the above will be financed through a combination of cash on hand and promissory notes with a 6% interest rate and no prepayment penalties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contain forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Business Overview

We design, engineer and assemble micro-wave component-based amplifiers that meet individual customer’s specifications. Our products consist of Radio Frequency (RF) amplifiers and related subsystems, operating at multiple frequencies from 50kHz to 44GHz, including Low Noise Amplifiers, Medium Power Amplifiers, Cryogenic amplifiers, oscillators, filters, and custom assembly designs. We also offer non-recurring engineering services on a project-by-project basis, for a predetermined fixed contractual amount, or on a time plus material basis.

Results of Operations

For the Three Months Ended March 31, 2019 and March 31, 2018

Revenues

Sales increased by $249,777 or approximately 58.29%, when comparing sales for the three months ended March 31, 2019 of $678,318 to sales for the three months ended March 31, 2018 of $428,541. During the first quarter of 2019, the Company had shipped the final installment of a large sales order that we had obtained in 2018 and experienced an increase in demand for telecommunications products.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by $180,547 or 103.97% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This increase is a result of the increase in sales and outsourcing all orders with significant quantities. Gross profit increased by $69,230 or 27.16% , when comparing the first three months of 2019 to the first three months of 2018 gross profit of $254,888. Gross profit percentage decreased from 59.48% to 47.78% as one of our larger orders that was shipped this quarter had a lower gross profit margin.

General and Administrative Expenses

General and administrative expenses increased from $210,670 for the first three months of 2018 compared to $241,471for the first three months of 2019, an increase of $30,801 or approximately 14.62%. This increase was due to an increase in sales commission and promotion consulting and computer software upgrades.

Income (Loss) From Operations

As a result of the above, the Company had a net income from operations of $82,647 for the three months ended March 31, 2019 compared to the net income from operations of $44,218 for the three months ended March 31, 2018, an overall increase of $38,429.

Other Income (Expenses)

Interest expense increased from $1,448 for the first three months of 2018 compared to $3,845 for the first three months of 2019, an increase of $2,397 or 165.54%. While the overall balance of the Company’s line of credit was low during the first quarter, additional interest expense was incurred for the financing of our equipment lease and loan payable.

Liquidity and Capital Resources

We have historically financed our operations by the issuance of debt from third party lenders, notes issued to various private individuals and personal funds advanced from time to time by the majority shareholder, who is also the President and Chief Executive Officer of the Company.

As of March 31, 2019, we had $783,645 in cash and cash equivalents compared to $442,098 in cash and cash equivalents as of December 31, 2018. As of December 31, 2018, and March 31, 2019 we had a working capital surplus of $836,786 and $1,153,516, respectively. We had stockholders’ equity of $915,305 and $994,107 at December 31, 2018 and March 31, 2019, respectively.

Net cash provided by operating activities was $95,987 for the three months ended March 31, 2019, resulting primarily from net income and the operating changes in accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses and customer deposits. Net cash provided by in financing activities for the three months ended March 31, 2019 was $245,560 which resulted from the proceeds received from the Company’s loan payable ,and the repayment of the line of credit and lease financing.

As of March 31, 2018, we had $75,965 in cash and cash equivalents , working capital surplus of $503,548 and stockholders’ equity of$559,382.

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

We intend to finance our internal growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof. We believe that our cash provided by operations and cash on hand will provide enough working capital to fund our operations for the next twelve months.

Critical Accounting Policies, Estimates and Assumptions

The SEC defines critical accounting policies as those that are, in management's view, most important to the portrayal of our financial condition and results of operations and those that require significant judgments and estimates.

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the three-month period ended March 31, 2019, to the items disclosed as critical accounting policies in management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Based on that evaluation, as of March 31, 2019, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

AmpliTech Group, Inc.

Date: May 14, 2019	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2019	By:	/s/ Louisa Sanfratello
Louisa Sanfratello Chief Financial Officer (Principal Financial Officer)

