Form 10-Q
period 2019-06-30
AmpliTech Group, Inc.
filed 2019-07-19
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

(631)-521-7831

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of July 12, 2019, the registrant had 48,336,326 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2019

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AmpliTech Group, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)

Assets
Current Assets
Cash and cash equivalents	$710,067	$442,098
Accounts receivable	366,853	262,002
Inventory, net	369,539	391,188
Prepaid expenses	109,809	120,100
Total Current Assets	1,556,268	1,215,388

Property and equipment, net	155,501	180,745
Right of use assets	86,293	-
Security deposits	11,707	11,707

Total Assets	$1,809,769	$1,407,840

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$70,303	$86,125
Customer deposits	116,060	190,400
Current portion of financing lease	29,891	29,180
Current portion of operating lease	54,153	-
Current portion of loan payable, net of discount	57,340	-
Line of credit	-	72,897
Total Current Liabilities	327,747	378,602

Long Term Liabilities
Finance lease, net of current portion	98,807	113,933
Operating lease, net of current portion	34,697	-
Loan payable, net of debt discount and current portion	256,224	-

Total Liabilities	717,475	492,535

Commitments and Contingencies	-	-

Stockholders' Equity
Series A convertible preferred stock, par
value $.001, 401,000 shares authorized,
1,000 shares issued and
outstanding, respectively	1	1
Series B convertible preferred stock, par
value $.001, 75,000 shares authorized, 0
shares issued and outstanding, respectively	-	-
Common Stock, par value $.001,
500,000,000 shares authorized,
48,336,326 shares
issued and outstanding, respectively	48,336	48,336
Additional paid-in capital	1,765,496	1,715,726
Accumulated deficit	(721,539)	(848,758)

Total Stockholders' Equity	1,092,294	915,305

Total Liabilities and
Stockholders' Equity	$1,809,769	$1,407,840

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.
Condensed Consolidated Statements of Net Income
(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Revenue	$631,208	$618,787	$1,309,526	$1,047,328

Cost of goods sold	270,442	254,177	624,642	427,830

Gross Profit	360,766	364,610	684,884	619,498

General and administrative expense	301,681	290,610	543,151	501,280

Income From Operations	59,085	74,000	141,733	118,218

Other Income (Expense)
Interest expense, net	(10,669)	(2,545)	(14,514)	(3,993)

Income Before Income Taxes	48,416	71,455	127,219	114,225

Provision For Income Taxes	-	-	-	-

Net Income	48,416	71,455	127,219	114,225

Net Income Per Share;
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

Weighted Average Shares Outstanding;
Basic	48,336,326	48,000,062	48,336,326	47,197,652
Diluted	89,368,923	87,791,455	89,368,923	86,989,044

See accompanying notes to the condensed consolidated financial statements

Amplitech Group, Inc.

Condensed Consolidated Statements of Stockholders' Equity

For The Three Months and Six Months Ended June 30, 2019 and 2018

			For the Three Months ending June 30, 2019

	Series A Convertible Preferred		Common Stock		Additional		Total
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders' Equity

Balance, March 31, 2019	1,000	$1	48,336,326	$48,336	$1,715,726	$(769,955)	$994,108

Net income for the three months ended June 30, 2019	-	-	-	-	-	48,416	48,416

Stock based compensation	-	-	-	-	49,770	-	49,770

Balance, June 30, 2019	1,000	$1	48,336,326	$48,336	$1,765,496	$(721,539)	$1,092,294

			For the Three Months ending June 30, 2018

	Series A Convertible Preferred		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity

Balance, March 31, 2018	1,000	$1	46,636,326	$46,636	$1,647,726	$(1,134,981)	$559,382

Net income for the three months ended June 30, 2018	-	-	-	-	-	71,455	71,455

Common stock issued for prepaid consulting	-	-	1,700,000	1,700	66,300	-	68,000

Balance, June 30, 2018	1,000	$1	48,336,326	$48,336	$1,714,026	$(1,063,526)	$698,837

			For the Six Months ending June 30, 2019

	Series A Convertible Preferred		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2018	1,000	$1	48,336,326	$48,336	$1,715,726	$(848,758)	$915,305

Net income for the six months ended June 30, 2019	-	-	-	-	-	127,219	127,219

Stock based compensation	-	-	-	-	49,770	-	49,770

Balance, June 30, 2019	1,000	$1	48,336,326	$48,336	$1,765,496	$(721,539)	$1,092,294

			For the Six Months ending June 30, 2018

	Series A Convertible Preferred		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2017	1,000	$1	46,136,326	$46,136	$1,631,976	$(1,177,751)	$500,362

Common stock issued for prepaid consulting	-	-	2,200,000	2,200	82,050	-	84,250

Net income for the six months ended June 30, 2018	-	-	-	-	-	114,225	114,225

Balance, June 30, 2018	1,000	$1	48,336,326	$48,336	$1,714,026	$(1,063,526)	$698,837

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.
Condensed Consolidated Statements of Cash Flows
For The Six Months Ended June 30, 2019 and 2018
(Unaudited)

	June 30,	June 30,
	2019	2018
Cash Flows from Operating Activities:

Net Income	$127,219	$114,225
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	25,244	13,750
Amortization of prepaid consulting	21,338	15,462
Amortization of debt discount	1,427	-
Amortization of right-of-use asset	27,253	-
Stock based compensation	49,770
Changes in Operating Assets and Liabilities:
Accounts receivable	(104,851)	(228,395)
Inventory	21,649	(122,534)
Prepaid expenses	(11,047)	312
Accounts payable and accrued expenses	(15,822)	94,309
Operating lease liability	(24,696)	-
Customer deposits	(74,340)	89,398

Total Adjustments	(84,075)	(137,698)

Net cash provided by (used in) operating activities	43,144	(23,473)

Cash Flows from Investing Activities:
Purchase of equipment	-	(2,133)

Net cash used in investing activities	-	(2,133)

Cash Flows from Financing Activities:
(Repayment)Advances from line of credit, net	(72,897)	38,790
Payments of capital lease financing	(14,415)	-
Proceeds from loan payable, net	312,137

Net cash provided by financing activities	224,825	38,790

Net change in cash and cash equivalents	267,969	13,184

Cash and Cash Equivalents, Beginning of Period	442,098	117,990

Cash and Cash Equivalents, End of Period	$710,067	$131,174

Supplemental disclosures:

Cash paid for interest expense	$13,564	$4,000
Cash paid for income taxes	$50	$-

Non-Cash Financing Activities
Shares issued for prepaid consulting	$-	$84,250
Original issuance discount	$24,465	$-
Right of use operating lease asset obtained
in exchange for operating lease liabilities	$113,546	$-

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2019 and 2018 (Unaudited)

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

The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the years ended December 31, 2018 and 2017 included in Form 10-K filed with the SEC.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2019 and 2018 (Unaudited)

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

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of June 30, 2019, the Company’s cash and cash equivalents were deposited primarily in one financial institution.

Receivables

Trade accounts receivable are recorded at the net invoice value and are not interest bearing.

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change in the future. An allowance of $0 has been recorded at June 30, 2019 and December 31, 2018.

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

For The Six Months Ended June 30, 2019 and 2018 (Unaudited)

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

Leases

During the first quarter of 2019, we adopted ASU No. 2016-02, “Leases (Topic 842),” which requires leases with durations greater than twelve months to be recognized on the balance sheet. We adopted this standard using the modified retrospective approach with an effective date as of the beginning of January 2019. Prior year financial statements were not restated under the new standard. We lease property and equipment under finance and operating leases. For leases with terms greater than 12 months, we record the related asset and obligation at the present value of lease payments over the lease term. Many of our leases include rental escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments when appropriate. When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement

Revenue Recognition

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

For The Six Months Ended June 30, 2019 and 2018 (Unaudited)

We do not have significant returns. We do not typically offer extended warranty or service plans.

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of June 30, 2019 contained a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, rebates, discounts, and other adjustments. The estimates of variable consideration are based on historical payment experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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

Reserves are recorded as a reduction in net sales and are not considered material to our condensed consolidated statements of income for the six months ended June 30, 2019.

Research and Development

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include consultants, outside service, and supplies. Research and development costs for the six months ended June 30, 2019 and 2018 were $27,376 and $20,425.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2019 and 2018 (Unaudited)

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Tax”. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has adopted the provisions of FASB ASC 740-10-05 “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At June 30, 2019, the Company had no material unrecognized tax benefits.

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

	Net Income	Shares	Per Share Amount

For the three months ended June 30, 2019:

Basic EPS	$48,416	48,336,326	$0.00
Effect of dilutive stock options, warrants and series A shares		41,032,597

Diluted EPS	$48,416	89,368,923	$0.00
For the three months ended June 30, 2018:

Basic EPS	$71,455	48,000,062	$0.00
Effect of dilutive stock options and series A shares		39,791,393

Diluted EPS	$71,455	87,791,455	$0.00

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2019 and 2018 (Unaudited)

	Net Income	Shares	Per Share Amount

For the six months ended June 30, 2019:

Basic EPS	$127,219	48,336,326	$0.00
Effect of dilutive stock options, warrants and series A shares		41,032,597

Diluted EPS	$127,219	89,368,923	$0.00
For the six months ended June 30, 2018:

Basic EPS	$114,225	47,197,652	$0.00
Effect of dilutive stock options and series A shares		39,791,392

Diluted EPS	$114,225	86,989,044	$0.00

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

 For The Six Months Ended June 30, 2019 and 2018 (Unaudited)

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

Concentration of Credit Risk

Financial instruments that potentially subject the company to concentration of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Therefore, management does not believe significant credit risks exist at June 30, 2019.

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

For The Six Months Ended June 30, 2019 and 2018 (Unaudited)

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

3) Revenues

The following table presents sales disaggregated based on geographic regions for the six months ended:

	For the three months ended		For the six months ended:
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Domestic sales	$495,525	$566,650	$777,875	$988,410
International sales	135,683	52,137	531,651	58,918
Total sales	$631,208	$618,787	$1,309,526	$1,047,328

(4) Inventory

Inventory, which consists primarily of raw materials and finished goods, is stated at the lower of cost (first-in, first-out basis) or market (net realizable value). The inventory value at June 30, 2019 and December 31, 2018 was as follows:

	June 30,	December 31,
	2019	2018

Raw Materials	$274,657	$279,437
Work-in Progress	62,568	69,480
Finished Goods	113,588	118,545
Engineering Models	3,726	3,726

Subtotal	$454,539	$471,188
Less: Reserve for
Obsolescence	(85,000)	(80,000)

Total	$369,539	$391,188

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2019 and 2018 (Unaudited)

(5) Property and Equipment

Property and Equipment with estimated useful lives of seven and ten years consisted of the following at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018

Lab Equipment	$725,348	$725,348
Furniture and Fixtures	20,192	20,192

Subtotal	745,540	745,540
Less: Accumulated Depreciation	(590,039)	(564,795)

Total	$155,501	$180,745

Depreciation expense for the six months ended June 30, 2019 and 2018 were $25,244 and $13,750 respectively.

(6) Line of Credit

On November 16, 2015, the Company entered into a commercial line of credit for $150,000. This agreement will be paid over a three-year term with monthly payments equal to 2.780% of the outstanding balance plus accrued interest. The initial variable interest rate on this agreement is 5.25% per annum. This interest rate may change every year on the anniversary date or change date to reflect the new prime rate in effect as per the Wall Street Journal plus 2%. The interest rate will never be greater than 25% or less than 5%. On April 20, 2016, the existing line of credit was increased from $150,000 to $250,000 with an extended maturity date of April 20, 2019. The outstanding balance as of June 30, 2019 and December 31, 2018 was $0 and $72,897, respectively. The Company repaid the line of credit $72,811 during the six months ended June 30, 2019. Interest expense relating to this line of credit for the six months ended June 30, 2019 and 2018 was $1,386 and $4,000, respectively.

(7) Leases

We adopted ASC 842 “Leases” using the modified retrospective approach, electing the practical expedient that allows us not to restate our comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2019 and 2018 (Unaudited)

The following was included in our balance sheet as of June 30, 2019:

Operating leases	As of June 30, 2019
Assets
ROU operating lease assets	$86,293

Liabilities	54,153
Current portion of operating lease
Operating lease, net of current portion	34,697
Total operating lease liabilities	$88,850
Finance leases
Assets
Property and equipment, gross	$157,184
Accumulated depreciation	(22,454)
Property and equipment, net	134,730
Liabilities
Current portion of financing lease	29,891
Finance lease, net of current portion	98,807
Total operating lease liabilities	$128,698

The weighted average remaining lease term and weighted average discount rate at June 30, 2019 were as follows:

Weighted average remaining lease term (years)	June 30, 2019
Operating leases	1.58
Finance leases	4.00
Weighted average discount rate	June 30, 2019
Operating leases	9.15%
Finance leases	4.18%

Finance Lease

The Company entered into a 60-month lease agreement to finance certain laboratory equipment in July 2018 with a purchase option of $1. As such, the Company has accounted for this transaction as a finance lease.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2019 and 2018 (Unaudited)

The following table reconciles future minimum finance lease payments to the discounted lease liability as of June 30, 2019:

Remaining in 2019	$17,505
2020	34,888
2021	34,888
2022	34,888
2023	17,768
Total lease payments	139,937
Less imputed interest	(11,239)
Total lease obligations	128,698
Less current obligations	(29,891)
Long-term lease obligations	$98,807

Operating Lease

On December 4, 2015, the Company entered into a new operating lease agreement to rent office space. This five-year agreement commenced February 1, 2016 with an annual rent of $50,000 and 3.75% increases in each successive lease year.

On January 15 ,2016, the Company entered into a five-year agreement to lease 2 copiers with and annual payment of $2,985.

The following table reconciles future minimum operating lease payments to the discounted lease liability as of June 30, 2019:

Remaining in 2019	$29,597
2020	61,129
2021	5,109
Total lease payments	95,835
Less imputed interest	(6,985)
Total lease obligations	88,850
Less current obligations	(54,153)
Long-term lease obligations	$34,697

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2019 and 2018 (Unaudited)

(8) Loan Payable

On March 18, 2019, the Company secured additional financing of $350,000, net of a $24,465 original issuance discount. The note bears interest at a rate of 13.99% per annum, under a five-year term to aid our growth initiatives. During the period ended June 30, 2019, the Company recorded accretion of $1,427, increasing the carrying value of the note to $313,564.

 Future principal and interest payments over the term of the loan as of June 30, 2019 are as follows:

For the years ended December 31,	Payments
Remaining in 2019	$45,439
2020	90,879
2021	90,879
2022	90,879
2023	90,879
2024	22,720
Total remaining payments	$431,675

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2019 and 2018 (Unaudited)

Common Stock:

The Company originally authorized 50,000,000 shares of common stock with a par value of $0.001. Effective May 20, 2014, the Company increased its authorized shares of common stock from 50,000,000 to 500,000,000. As of June 30, 2019 and December 31, 2018 the Company had 48,336,326 shares of common stock issued and outstanding, respectively.

On February 14, 2018, the Company entered into an advisory agreement to assist in product sales and distribution in Asia and the Middle East. The advisor was paid compensation of a total of 2.2 million shares of restricted common stock valued at the closing market price on the date the shares were issued. The first installment of 500,000 shares was issued on February 14, 2018 at $0.035 and the second installment of 1,700,000 shares on April 9, 2018 at $0.04. The total value of shares issued for services aggregated to $85,950. As of June 30,2019, $58,941 of the stock- expense had been recognized and $27,009 remained as a prepaid to be amortized over a two-year service period.

Options:

During 2014, the Company granted the chief executive officer of the Company an immediately exercisable option to purchase an aggregate of 400,000 shares of Series A at an exercise price of $0.0206 per share. There is no expiration date for this option and the related expense has been recorded in prior years.

 Warrants:

On April 25, 2019, Wayne Homschek joined the Board of Directors as an independent Director who will aid in corporate strategy, financing and investor relations. He will be paid $5,000 per month for one year and receive a warrant, exercisable into 3,000,000 shares of common stock at an exercise price of $0.03 per share. The warrant has a six month vesting period with a term of ten years.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2019 and 2018 (Unaudited)

The following table summarizes the warrants outstanding of the Company during the six month period ended June 30, 2019:

	Number of	Weighted Average
	Warrants	Exercise Price ($)
Outstanding at December 31, 2018	-	-
Granted	3,000,000	.046
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2019	3,000,000	.046

Exercisable at June 30, 2019	-	-

The Company has calculated the estimated fair market value of these options at $138,000, using the Black-Scholes model and the following assumptions: expected term 5.25 years, stock price $0.046, exercise price $0.03, 140.95% volatility, 2.54% risk free rate, and no forfeiture rate.

The Company recognized stock-based compensation of $49,770 and $0 for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the total remaining unrecognized compensation cost related to non-vested warrants was $88,230.

(10) Contingency

On May 9,2019, the Company signed an asset purchase agreement to acquire the business assets of Specialty Microwave Corp. (SMW), a privately held company based in nearby Ronkonkoma NY.

The purchase will include all business assets of SMW, including all inventory, orders, customers, fixed assets, and all intellectual property and is contingent upon the simultaneous purchase of SMW’s premises at 120 Raynor Ave, Ronkonkoma, NY. The assets will also include all eight team members of SMW. The transactions are conditional on completion of satisfactory due diligence and the execution of a purchase agreement on the premises and all related definitive agreements. The total consideration shall be $2,025,000. The premises was independently appraised at a value of $1,200,000 in 2014. The consideration for the above will be financed through a combination of cash on hand and promissory notes with a 6% interest rate and no prepayment penalties.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2019 and 2018 (Unaudited)

(11) Subsequent events

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report.

On July 2, 2019, Amplitech Group, Inc. entered an engagement letter for strategic intellectual property consulting services with ipCapital Group (“ipCG”), to assist in the formulation and execution ofAmplitech’s intellectual property (“IP”) strategy.

Initially, ipCG will assist Amplitech to formulate a comprehensive “ipStory” around its proprietary trade secrets, knowhow and technology. This process is expected to take a couple of months and will be made available to investors once complete.

The consideration to be paid to ipCG is $30,000, of which ipCG has agreed to accept 200,000 shares of restricted common stock upon completion of the project at $0.10 per share as payment of $20,000 of the $30,000.

On July 2,2019, Amplitech Group Inc. engaged Bentley Securities Corporation as a financial advisor to provide services to Amplitech with regard to its future growth strategy and capital raise. Wayne Homschek is Managing Director of Bentley Securities.

The Company shall pay Bentley for services rendered a transaction success fee equal to 6.5% of the value of the gross proceeds that the Company receives in relation to the transaction payable in cash and warrants to purchase 3.5% of all securities outstanding at the close of transaction with an exercise price equal to the price of the transaction with a term of seven years.

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

Results of Operations

For the Six Months Ended June 30, 2019 and June 30, 2018

Revenues

Sales increased by $262,198 or approximately 25.03%, when comparing sales for the six months ended June 30, 2019 of $1,309,526 to sales for the six months ended June30, 2018 of $1,047,328. The Company experienced an increase in telecommunication products in both the domestic and the foreign markets due to an increase in marketing efforts.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by $196,812 or 46.00% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. This increase is a result of the increase in sales and outsourcing all orders with significant quantities. Gross profit increased by $65,386 or 10.55% , when comparing the first six months of 2019 to the first six months of 2018 gross profit of $619,498. Gross profit percentage decreased from 59.15% to 52.30% as a result of the product mix with some of our products that are being outsourced having a lower gross profit margin.

General and Administrative Expenses

General and administrative expenses increased from $501,280 for the first six months of 2018 compared to $543,151for the first six months of 2019, an increase of $41,871 or approximately 8.35%. While our sales and marketing expenses have decreased, the Company experienced an increase in parent company expenses., such as director’s fees, IR/PR fees and stock compensation expense relating to the issuance of warrants.

Income (Loss) From Operations

As a result of the above, the Company had a net income from operations of $141,733 for the six months ended June 30, 2019 compared to the net income from operations of $118,218 for the six months ended June 30, 2018, an overall increase of $23,515 or 19.89%

Other Income (Expenses)

Interest expense increased from $3,993 for the first six months of 2018 compared to $14,514 for the first six months of 2019, an increase of $10,521 or 263.49%. While the overall balance of the Company’s line of credit was low during the first half of the year, additional interest expense was incurred for the financing of our equipment lease and loan payable.

For the Three Months Ended June 30, 2019 and June 30, 2018

Revenues

Sales increased by $12,412 or approximately 2.01%, when comparing sales for the three months ended June 30, 2019 of $631,208 to sales for the three months ended June 30, 2018 of $618,787. The overall increase in sales is primarily is due to an increase in telecommunication products in both the domestic and the foreign markets.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by $16,265 or 6.40% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This increase is directly related to the slight increase in production. This resulted in a 1.05% decrease in gross profit , or $3,844 when comparing the second quarter of 2018 gross profit of $364,610, to the second quarter of 2019 gross profit of $360,766. Gross profit percentage decreased from 58.92% to 57.15% , a decrease of 1.77%. Overall, our gross profit and gross profit percentage has remained consistent with prior year.

General and Administrative Expenses

General and administrative expenses increased from $290,610 for the three months ended June 30, 2018 compared to $301,681 for the three months ended June 30, 2019, an increase of $11,071. The decrease in sales and marketing expenses were offset by an increase in parent company expenses such as director’s fees, IR/PR fees and stock compensation expense relating to the issuance of warrants.

Income From Operations

As a result of the above, the Company had net income from operations of $59,085 for the three months ended June 30, 2019 compared to net income from operations of $74,000 for the three months ended June 30, 2018, a decrease of $14,915.

Other Income (Expenses)

Interest expense increased from $2,545 for the three months ended June 30, 2018 compared to $10,669 for the three months ended June 30, 2019, an increase of $8,124. Additional interest expense was incurred for the financing of our equipment lease and loan payable.

Liquidity and Capital Resources

We have historically financed our operations by the issuance of debt from third party lenders, notes issued to various private individuals and personal funds advanced from time to time by the majority shareholder, who is also the President and Chief Executive Officer of the Company.

As of June 30, 2019, we had $710,067 in cash and cash equivalents compared to $442,098 in cash and cash equivalents as of December 31, 2018. As of December 31, 2018, and June 30, 2019 we had a working capital surplus of $836,786 and $1,228,521, respectively. We had stockholders’ equity of $915,305 and $1,092,294 at December 31, 2018 and June 30, 2019, respectively.

Net cash provided by operating activities was $43,144 for the six months ended June 30, 2019, resulting primarily from net income and the operating changes in accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses, operating lease liability and customer deposits. Net cash provided by in financing activities for the six months ended June 30, 2019 was $224,825 which resulted from the proceeds received from the Company’s loan payable offset by the repayment of the line of credit and lease financing.

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

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the six-month period ended June 30, 2019, to the items disclosed as critical accounting policies in management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Based on that evaluation, as of June 30, 2019, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

AmpliTech Group, Inc.

Date: July 19, 2019	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Dated: July 19, 2019	By:	/s/ Louisa Sanfratello
Louisa Sanfratello Chief Financial Officer (Principal Financial Officer)

