Form 10-Q
period 2019-09-30
AmpliTech Group, Inc.
filed 2019-11-12
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

(631) 521-7831

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NA	NA	NA

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

As of October 28, 2019, the registrant had 48,536,326 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2019

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AmpliTech Group, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$982,311	$442,098
Accounts receivable	564,931	262,002
Inventory, net	673,717	391,188
Prepaid expenses	28,771	120,100
Total Current Assets	2,249,730	1,215,388

Property and equipment, net	194,904	180,745
Right of use assets	479,084	-
Intangible assets, net	806,000	-
Security deposits	26,707	11,707
Total Assets	$3,756,425	$1,407,840

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	204,029	$86,125
Customer deposits	147,673	190,400
Current portion of financing lease	30,252	29,180
Current portion of operating lease	123,282	-
Current portion of promissory note	82,686	-
Current portion of loan payable, net of discount	132,029	-
Line of credit	-	72,897
Total Current Liabilities	719,951	378,602

Long Term Liabilities
Finance lease, net of current portion	91,107	113,933
Operating lease, net of current portion	360,770	-
Promissory note, net of current portion	392,314	-
Loan payable, net of debt discount and current portion	1,168,995	-
Total Liabilities	2,733,137	492,535

Commitments and Contingencies	-	-

Stockholders' Equity
Series A convertible preferred stock, par value $.001, 401,000 shares authorized, 1,000 shares issued and outstanding, respectively	1	1
Series B convertible preferred stock, par value $.001, 75,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Common Stock, par value $.001, 500,000,000 shares authorized, 48,336,326 shares issued and outstanding, respectively	48,336	48,336
Additional paid-in capital	1,834,874	1,715,726
Accumulated deficit	(859,923)	(848,758)
Total Stockholders' Equity	1,023,288	915,305
Total Liabilities and Stockholders' Equity	$3,756,425	$1,407,840

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

Revenue	$708,896	$530,113	$2,018,422	$1,577,441

Cost of goods sold	358,526	249,784	983,168	677,614

Gross Profit	350,370	280,329	1,035,254	899,827

General and administrative expense	478,297	268,897	1,021,448	770,177

Income (Loss) From Operations	(127,927)	11,432	13,806	129,650

Other Income (Expense)
Interest expense, net	(10,457)	(4,704)	(24,971)	(8,697)

Income (Loss) Before Income Taxes	(138,384)	6,728	(11,165)	120,953

Provision For Income Taxes	-	-	-	-

Net Income (Loss)	(138,384)	6,728	(11,165)	120,953

Net Income (Loss) Per Share;
Basic	$(0.00)	$0.00	$(0.00)	$0.00
Diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted Average Shares Outstanding;
Basic	48,336,326	48,336,326	48,336,326	47,581,381
Diluted	48,336,326	88,138,978	48,336,326	87,384,033

See accompanying notes to the condensed consolidated financial statements

Amplitech Group, Inc.

Condensed Consolidated Statements of Stockholders' Equity

For The Three Months and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Series A Convertible		For the Three Months ending September 30, 2019
	Preferred		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity

Balance, June 30, 2019	1,000	$1	48,336,326	$48,336	$1,765,496	$(721,539)	$1,092,294

Stock based compensation	-	-	-	-	69,378	-	69,378

Net loss for the three months ended September 30, 2019	-	-	-	-	-	(138,384)	(138,384)

Balance, September 30, 2019	1,000	$1	48,336,326	$48,336	$1,834,874	$(859,923)	$1,023,288

	Series A Convertible		For the Three Months ending September 30, 2018
	Preferred		Common Stock		Additional	Total
	Number of	Par	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity

Balance, June 30, 2018	1,000	$1	48,336,326	$48,336	$1,714,026	$(1,063,526)	$698,837

Common stock issued for prepaid consulting	-	-	-	-	1,700	-	1,700

Net income for the three months ended September 30, 2018	-	-	-	-	-	6,728	6,728

Balance, September 30, 2018	1,000	$1	48,336,326	$48,336	$1,715,726	$(1,056,798)	$707,265

	Series A Convertible		For the Nine Months ending September 30, 2019
	Preferred		Common Stock		Additional	Total
	Number of	Par	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2018	1,000	$1	48,336,326	$48,336	$1,715,726	$(848,758)	$915,305

Stock based compensation	-	-	-	-	119,148	-	119,148

Net loss for the nine months ended September 30, 2019	-	-	-	-	-	(11,165)	(11,165)

Balance, September 30, 2019	1,000	$1	48,336,326	$48,336	$1,834,874	$(859,923)	$1,023,288

	Series A Convertible		For the Nine Months ending September 30, 2018
	Preferred		Common Stock		Additional	Total
	Number of	Par	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2017	1,000	$1	46,136,326	$46,136	$1,631,976	$(1,177,751)	$500,362

Common stock issued for prepaid consulting	-	-	2,200,000	2,200	83,750	-	85,950

Net income for the nine months ended September 30, 2018	-	-	-	-	-	120,953	120,953

Balance, September 30, 2018	1,000	$1	48,336,326	$48,336	$1,715,726	$(1,056,798)	$707,265

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Cash Flows

For The Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	September 30,	September 30,
	2019	2018
Cash Flows from Operating Activities:

Net (Loss) Income	$(11,165)	$120,953
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	31,997	25,249
Amortization of prepaid consulting	32,184	26,308
Amortization of debt discount	2,650	-
Amortization of right-of-use asset	44,229	-
Stock based compensation	119,148	-
Changes in Operating Assets and Liabilities:
Accounts receivable	(302,929)	(168,948)
Inventory	19,225	(113,432)
Prepaid expenses	59,145	8,800
Security deposits	(15,000)	(2,954)
Accounts payable and accrued expenses	117,904	43,076
Operating lease liability	(39,261)	-
Customer deposits	(53,004)	174,300

Total Adjustments	16,288	(7,601)

Net cash provided by operating activities	5,123	113,352

Cash Flows from Investing Activities:
Purchase of equipment	-	(6,863)
Cash paid in acquisition	(668,633)	-

Net cash used in investing activities	(668,633)	(6,863)

Cash Flows from Financing Activities:
(Repayment)Advances from line of credit, net	(72,897)	29,419
Payments of capital lease financing	(21,754)	(6,993)
Net proceeds from loan payable	1,298,374	-

Net cash provided by financing activities	1,203,723	22,426

Net change in cash and cash equivalents	540,213	128,915

Cash and Cash Equivalents, Beginning of Period	442,098	117,990

Cash and Cash Equivalents, End of Period	$982,311	$246,905

Supplemental disclosures:

Cash paid for interest expense	$20,388	$8,706
Cash paid for income taxes	$50	$50

Non-Cash Investing and Financing Activities
Shares issued for prepaid consulting	$-	$84,250
Original issuance discount	$24,465	$-
Equipment purchased with capital lease	$-	$157,184
Adoption of ASC 842 operating lease asset and liability	$523,313	$-
Promissory note issued in Specialty acquistion	$475,000	$-
Intangible assets acuired in Specialty acquistion	$806,000	$-
Inventory acquired in Specialty acquistion	$301,754	$-
Property acquired in Specialty acquistion	$46,156	$-
Liabilities assumed in Specialty acquistion	$10,277	$-

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

 Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2019 and 2018 (Unaudited)

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

On September 12, 2019, Amplitech Group Inc. acquired the assets of Specialty Microwave Corporation (SMW), a privately held company based in Ronkonkoma, NY. The purchase included all inventory, orders, customers, fixed assets, and all intellectual property. The assets also included all eight team members of SMW. The total consideration paid was $1,143,633, consisting of $668,633 in cash and a $475,000 promissory note with an interest rate of 6%. The Company also entered into a five-year lease on the property located at 120 Raynor Avenue, Ronkonkoma, NY with an option to buy the property during the first two years of the lease for $1,200,000 and then at fair market value for the remainder of the lease term.

Specialty designs and manufactures passive microwave components and related subsystems that meet individual customer specifications. SMW has both domestic and international customers for use in satellite communication ground networks.

(2) Summary of Significant Accounting Policies

Basis of Accounting

The accompanying financial statements have been prepared using the accrual basis of accounting.

The accompanying unaudited interim condensed consolidated financial statements of AmpliTech Group, Inc. (“Group” or the “Company”) have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for annual audited financial statements. In the opinion of management, all adjustments of a normal recurring nature, considered necessary for a fair presentation have been included.

AmpliTech Group, Inc.

 Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2019 and 2018 (Unaudited)

The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the years ended December 31, 2018 and 2017 included in Form 10-K filed with the SEC.

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

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of September 30, 2019, the Company’s cash and cash equivalents were deposited primarily in one financial institution.

Accounts Receivables

Trade accounts receivable are recorded at the net invoice value and are not interest bearing.

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonablypossible that the Company’s estimate of the allowance for doubtful accounts will change in the future. An allowance of $0 has been recorded at September 30, 2019 and December 31, 2018.

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

For The Nine Months Ended September 30, 2019 and 2018 (Unaudited)

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

Intangible Assets

Intangibles assets include goodwill, trademarks, intellectual property and customer base acquired through the asset purchase of Specialty Microwave. The Company accounts for Other Intangible Assets under the guidance of ASC 350, “Intangibles-Goodwill and Other.” Under the guidance, other intangible assets with definite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are tested annually for impairment.

AmpliTech Group, Inc.

 Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2019 and 2018 (Unaudited)

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

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of September 30, 2019 contained a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, rebates, discounts, and other adjustments. The estimates of variable consideration are based on historical payment experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2019 and 2018 (Unaudited)

Allocate the transaction price to performance obligations in the contract. We typically do not have multiple performance obligations in our contracts with customers. As such, we generally recognize revenue upon transfer of the product to the customer’s control at contractually stated pricing.

Recognize revenue when or as we satisfy a performance obligation. We generally satisfy performance obligations at a point in time upon either shipment or delivery of goods, in accordance with the terms of each contract with the customer. We do not have significant service revenue.

Reserves are recorded as a reduction in net sales and are not considered material to our condensed consolidated statements of income for the nine months ended September 30, 2019.

Research and Development

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include consultants, outside service, and supplies. Research and development costs for the nine months ended September 30, 2019 and 2018 were $48,262 and $31,376.

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Tax”. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has adopted the provisions of FASB ASC 740-10-05 “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At September 30, 2019, the Company had no material unrecognized tax benefits.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2019 and 2018 (Unaudited)

Earnings Per Share

Basic earnings (loss) per share (“EPS”) are determined by dividing the net earnings (loss) by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings (loss) by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. As of September 30, 2019, there were 43,100,000 potentially dilutive shares that need to be considered as common share equivalents. As of September 30, 2019, because of the net loss, the effect of these potential common shares is anti-dilutive for September 30, 2019.

	Net Income	Shares	Per Share Amount

For the three months ended September 30, 2019:

Basic EPS	$(138,384)	48,336,326	$(0.00)
Effect of dilutive stock options, warrants and series A shares

Diluted EPS	$(138,384)	48,336,326	$(0.00)
For the three months ended September 30, 2018:

Basic EPS	$6,728	48,336,326	$0.00
Effect of dilutive stock options, warrants and series A shares		39,802,652

Diluted EPS	$6,728	88,138,978	$0.00

	Net Income	Shares	Per Share Amount

For the nine months ended September 30, 2019:

Basic EPS	$(11,165)	48,336,326	$(0.00)
Effect of dilutive stock options and series A shares

Diluted EPS	$(11,165)	48,336,326	$(0.00)
For the nine months ended September 30, 2018:

Basic EPS	$120,953	47,581,381	$0.00
Effect of dilutive stock options and series A shares		39,802,652

Diluted EPS	$120,953	87,384,033	$0.00

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2019 and 2018 (Unaudited)

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

For The Nine Months Ended September 30, 2019 and 2018 (Unaudited)

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

Concentration of Credit Risk

Financial instruments that potentially subject the company to concentration of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Therefore, management does not believe significant credit risks exist at September 30, 2019.

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2019 and 2018 (Unaudited)

3) Revenues

The following table presents sales disaggregated based on geographic regions for the nine months ended: For the three months ended For the nine months ended:

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2019	2018	2019	2018

Domestic sales	$505,845	$510,183	$1,283,721	$1,489,485
International sales	203,051	19,930	734,701	87,956
Total sales	$708,896	$530,113	$2,018,422	$1,577,441

(4) Acquisition of Specialty Microwave

On September 12, 2019, Amplitech Group Inc. acquired Specialty Microwave Corporation (SMW), a privately held company based in Ronkonkoma, NY. The purchase included all inventory, orders, customers, fixed assets, and all intellectual property. The assets also included all eight team members of SMW. The total consideration paid was $1,143,633, consisting of $668,633 in cash and a $475,000 promissory note with an interest rate of 6%. Additional acquisition costs that were expensed at September 30, 2019 totaled approximately $77,000. The Company also entered into a five- year lease on the property located at 120 Raynor Avenue, Ronkonkoma, NY with an option to buy the property during the first two years of the lease for $1.2 mm and then at fair market value for the remainder of the lease term.

As both companies are similar in nature, the acquisition will allow the combined resources and customer base to support more productivity and help in the development of new product lines. We started consolidating both companies for financial reporting purposes as of September 12, 2019. From the date of acquisition to September 30, 2019, SMW reported revenue of $125,633.

The provisional fair value of the purchase consideration issued to Specialty Microwave was allocated to the net tangible assets acquired. The Company accounted for the Acquisition as the purchase of a business under GAAP under the acquisition method of accounting, and the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The fair value of the net assets acquired was approximately $337,633. The excess of the aggregate fair value of the net tangible assets has been allocated to net intangible assets of $806,000.

The purchase price allocation was based, in part, on management’s knowledge of Specialty Microwave’s business and is preliminary. Once we complete our analysis to finalize the purchase price allocation, which includes finalizing the valuation report from a third-party appraiser and a review of potential intangible assets, it is reasonably possible that, there could be significant changes to the preliminary values below.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2019 and 2018 (Unaudited)

The following table summarizes the allocation of the preliminary purchase price as of the acquisition date:

Provisional purchase consideration at preliminary fair value:
Cash	$668,633
Promissory Note	475,000
Total purchase price	$1,143,633

Preliminary allocation of purchase price:
Inventory	$301,754
Automobiles	19,527
Equipment	25,000
Computer	1,629
Preliminary Intangible Assets	806,000
Less: Customer Deposit	(10,277)
Net assets acquired	$1,143,633

The following tables summarizes the Company’s consolidated results of operations for the three and nine months ended, as well as unaudited pro forma consolidated results of operations as though the acquisition had occurred on January 1, 2018:

	Nine months ended
	30-Sep-19
	As Reported	Pro Forma

Net sales	$2,018,422	$3,055,259
Net income (loss) attributable to common shareholders	(11,165)	142,378

Earnings per common share, basic and diluted:
Basic	(0.00)	0.00
Diluted	(0.00)	0.00

	Nine months ended
	30-Sep-18
	As Reported	Pro Forma

Net sales	$1,577,441	$2,640,862
Net income (loss) attributable to common shareholders	120,953	299,906

Earnings per common share, basic and diluted:
Basic	0.00	0.01
Diluted	0.00	0.00

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2019 and 2018 (Unaudited)

	Three months ended
	30-Sep-19
	As Reported	Pro Forma

Net sales	$708,896	$1,088,874
Net income (loss) attributable to common shareholders	(138,384)	(69,874)

Earnings per common share, basic and diluted:
Basic	(0.00)	(0.00)
Diluted	(0.00)	(0.00)

	Three months ended
	30-Sep-18
	As Reported	Pro Forma

Net sales	$530,113	$900,144
Net income (loss) attributable to common shareholders	6,728	36,842

Earnings per common share, basic and diluted:
Basic	0.00	0.00
Diluted	0.00	0.00

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the Acquisition been completed as of January 1, 2018 or to project potential operating results as of any future date or for any future periods.

(5) Inventory

Inventory, which consists primarily of raw materials and finished goods, is stated at the lower of cost (first-in, first-out basis) or market (net realizable value). The inventory value at September 30, 2019 and December 31, 2018 was as follows:

	September 30,	December 31,
	2019	2018

Raw Materials	$379,646	$279,437
Work-in Progress	261,757	69,480
Finished Goods	113,588	118,545
Engineering Models	3,726	3,726

Subtotal	$758,717	$471,188
Less: Reserve for
Obsolescence	(85,000)	(80,000)

Total	$673,717	$391,188

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2019 and 2018 (Unaudited)

(6) Property and Equipment

Property and Equipment with estimated useful lives of seven and ten years consisted of the following at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018

Lab Equipment	$725,348	$725,348
Manufacturing Equipment	25,000	-
Automobiles	19,527	-
Furniture and Fixtures	21,821	20,192

Subtotal	791,696	745,540
Less: Accumulated Depreciation	(596,792)	(564,795)

Total	$194,904	$180,745

Depreciation expense for the nine months ended September 30, 2019 and 2018 were $31,997 and $25,249 respectively.

(7) Line of Credit

On November 16, 2015, the Company entered into a commercial line of credit for $150,000. This agreement will be paid over a three-year term with monthly payments equal to 2.780% of the outstanding balance plus accrued interest. The initial variable interest rate on this agreement is 5.25% per annum. This interest rate may change every year on the anniversary date or change date to reflect the new prime rate in effect as per the Wall Street Journal plus 2%. The interest rate will never be greater than 25% or less than 5%. On April 20, 2016, the existing line of credit was increased from $150,000 to $250,000 with an extended maturity date of April 20, 2019. The outstanding balance as of September 30, 2019 and December 31, 2018 was $0 and $72,897, respectively. The Company repaid the line of credit $72,811 during the nine months ended September 30, 2019. Interest expense relating to this line of credit for the nine months ended September 30,2019 and 2018 was $1,386 and $5,344, respectively. This line of credit was closed on October 4, 2019.

On September 12, 2019, Amplitech entered into a new business line of credit for $500,000 maturing on October 1,2020. The line will be evaluated monthly on a borrowing base formula advancing 75% of the accounts receivables aged less than 90 days and 50% of inventory raw materials costs. The interest rate shall be based upon the Wall Street Journal Prime Rate, plus 1%. As of September 30, 2019, the outstanding balance is $0.

In addition, on September 12, 2019, the Company was approved for a $250,000 equipment leasing facility. As of September 30, 2019, this line has not been drawn upon.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2019 and 2018 (Unaudited)

(8) Leases

We adopted ASC 842 “Leases” using the modified retrospective approach, electing the practical expedient that allows us not to restate our comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption.

The following was included in our balance sheet as of September 30, 2019:

Operating leases	As of September 30, 2019
Assets
ROU operating lease assets	$479,084

Liabilities
Current portion of operating lease	123,282
Operating lease, net of current portion	360,770
Total operating lease liabilities	$484,052

Finance leases
Assets
Property and equipment, gross	$157,184
Accumulated depreciation	(28,068)
Property and equipment, net	129,116
Liabilities
Current portion of financing lease	30,252
Finance lease, net of current portion	91,107
Total operating lease liabilities	$121,359

The weighted average remaining lease term and weighted average discount rate at September 30, 2019 were as follows:

Weighted average remaining lease term (years)	September 30, 2019
Operating leases	4.42
Finance leases	4.00

Weighted average discount rate	September 30, 2019
Operating leases	6.46%
Finance leases	4.18%

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2019 and 2018 (Unaudited)

Finance Lease

The Company entered into a 60-month lease agreement to finance certain laboratory equipment in July 2018 with a purchase option of $1. As such, the Company has accounted for this transaction as a finance lease.

The following table reconciles future minimum finance lease payments to the discounted lease liability as of September 30, 2019:

Remaining in 2019	$8,852
2020	34,888
2021	34,888
2022	34,888
2023	17,768
Total lease payments	131,284
Less imputed interest	(9,925)
Total lease obligations	121,359
Less current obligations	(30,252)
Long-term lease obligations	$91,107

Operating Lease

On December 4, 2015, the Company entered into a new operating lease agreement to rent office space in Bohemia, NY This five-year agreement commenced February 1, 2016 with an annual rent of $50,000 and 3.75% increases in each successive lease year.

On January 15, 2016, the Company entered into a five-year agreement to lease 2 copiers with and annual payment of $2,985.

On September 12, 2019, the Company entered into a new operating lease agreement to rent office space in Ronkonkoma, NY. This five- year agreement commenced on September 12, 2019 with an annual rent of $90,000 and 3% increase in each successive lease year beginning in 2021.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2019 and 2018 (Unaudited)

The following table reconciles future minimum operating lease payments to the discounted lease liability as of September 30, 2019:

Remaining in 2019	$37,298
2020	151,129
2021	97,809
2022	95,481
2023	98,345
2024	75,972
Total lease payments	556,034
Less imputed interest	(71,982)
Total lease obligations	484,052
Less current obligations	(123,282)
Long-term lease obligations	$360,770

(9) Notes Payable

Promissory Note:

On September 12, 2019, Amplitech Group Inc. acquired Specialty Microwave Corporation(SMW), a privately held company based in Ronkonkoma, NY. The purchase included all inventory, orders, customers, fixed assets, and all intellectual property. The assets also included all eight team members of SMW. The total consideration paid was $1,143,633, consisting of $668,633 in cash and a $475,000 promissory note with an interest rate of 6%. Beginning November 1, 2019, payment of principal and interest shall be due payable in fifty-nine (59) monthly payments of $9,213.69 with a final payment due October 1, 2024 of $9,203.07.

Loan Payable:

On March 18, 2019, the Company secured additional financing of $350,000, net of a $24,465 original issuance discount. The note bears interest at a rate of 13.99% per annum, under a five-year term to aid our growth initiatives. During the period ended September 30, 2019, the Company recorded accretion of $2,650, increasing the carrying value of the note to $301,024. The loan balance of $324,199.16, including accrued interest was paid in full in October 2019.

On September 12, 2019, the Company entered into a $1,000,000 seven- year term loan with amortization based on a ten- year repayment schedule. The loan bears interest at a fixed rate of 6.75%. As of September 30, 2019, the balance of the loan was $1,000,000 with repayment to begin on October 12, 2019 with a monthly repayment amount of $11,532.79.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2019 and 2018 (Unaudited)

Future principal payments, net of debt discount, over the term of the loans as of September 30, 2019 are as follows:

For the years ended December 31,	Payments
Remaining in 2019	$330,967
2020	159,476
2021	169,903
2022	181,015
2023	192,856
Thereafter	741,807
Total remaining payments	$1,776,024

(10) Capital Stock

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

Common Stock:

The Company originally authorized 50,000,000 shares of common stock with a par value of $0.001. Effective May 20, 2014, the Company increased its authorized shares of common stock from 50,000,000 to 500,000,000. As of September 30, 2019 and December 31, 2018, the Company had 48,336,326 shares of common stock issued and outstanding, respectively.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2019 and 2018 (Unaudited

On February 14, 2018, the Company entered into an advisory agreement to assist in product sales and distribution in Asia and the Middle East. The advisor was paid compensation of a total of 2.2 million shares of restricted common stock valued at the closing market price on the date the shares were issued. The first installment of 500,000 shares was issued on February 14, 2018 at $0.035 and the second installment of 1,700,000 shares on April 9, 2018 at $0.04. The total value of shares issued for services aggregated to $85,950. As of September 30, 2019, $69,787 of the stock- expense had been recognized and $16,163 remained as a prepaid to be amortized over a two-year service period.

Options:

During 2014, the Company granted the chief executive officer of the Company an immediately exercisable option to purchase an aggregate of 400,000 shares of Series A at an exercise price of $0.0206 per share. There is no expiration date for this option and the related expense has been recorded in prior years.

Warrants:

On April 25, 2019, Wayne Homschek joined the Board of Directors as an independent Director who will aid in corporate strategy, financing and investor relations. He will be paid $5,000 per month for one year and receive a warrant, exercisable into 3,000,000 shares of common stock at an exercise price of $0.03 per share. The warrant has a six- month vesting period with a term of ten years. The following table summarizes the warrants outstanding of the Company during the nine- month period ended September 30, 2019:

	Number of	Weighted Average Exercise
	Warrants	Price ($)
Outstanding at December 31, 2018	-	-
Granted	3,000,000	.03
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2019	3,000,000	.03

Exercisable at September 30, 2019	-	-

The Company has calculated the estimated fair market value of these options at $138,000, using the Black-Scholes model and the following assumptions: expected term 5.25 years, stock price $0.046, exercise price $0.03, 140.95% volatility, 2.54% risk free rate, and no forfeiture rate.

The Company recognized stock-based compensation of $119,148 and $0 for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 the total remaining unrecognized compensation cost related to non-vested warrants was $18,852.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2019 and 2018 (Unaudited

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

The consideration to be paid to ipCG is $30,000, of which ipCG has agreed to accept 200,000 shares of restricted common stock upon completion of the project at $0.10 per share as payment of $20,000 of the $30,000. These shares were issued on October 15, 2019.

On October 15, 2019, the Company engaged Maxim Group LLC (“Maxim”) as its financial advisor to assist the Company in growth strategy to the investment community with an ultimate goal of a potential up-list and capital raise on NASDAQ.

As consideration for Maxim’s services, Maxim shall be entitled to receive, and the Company agrees to pay Maxim, the following compensation:

(a) The Company will issue to Maxim or its designees 2,000,000 shares of the Company's Common Stock (“Common Stock”) based on the following schedule:

1.	$55,000 payable in 550,000 restricted shares of Common Stock upon the execution of the Agreement implying a price per share of $0.10

2.	$54,000 payable in 450,000 restricted shares of Common Stock six months from the date of the Agreement implying a price per share of $0.12

3.	1,000,000 restricted shares of Common Stock upon an uplisting of the Company’s Common Stock to a national exchange (NASDAQ or NYSE).

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

On September 12, 2019, Amplitech Group Inc. acquired all of the assets of Specialty Microwave Corporation (SMW), a privately held company based in Ronkonkoma, NY. The purchase included all inventory, orders, customers, fixed assets, and all intellectual property. The assets also included all eight team members of SMW. The total consideration paid was $1,143,633, consisting of $668,633 in cash and a $475,000 promissory note with an interest rate of 6%. The Company also entered into a five- year lease on the property located at 120 Raynor Avenue, Ronkonkoma, NY with an option to buy the property during the first two years of the lease for $1.2 mm and then at fair market value for the remainder of the lease term.

Specialty designs and manufactures passive microwave components and related subsystems that meet individual customer specifications. SMW has both domestic and international customers for use in satellite communication ground networks.

Results of Operations

For the Nine Months Ended September 30, 2019 and September 30, 2018

Revenues

Sales increased by $440,981 or approximately 27.96%, when comparing sales for the nine months ended September 30, 2019 of $2,018,422, to sales for the nine months ended September 30, 2018 of $1,577,441. The Company experienced an increase in telecommunication products in both the domestic and the foreign markets. The purchase of Specialty Microwave helped increase sales in the telecommunication sector as well. Revenue for Specialty was $125,633.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by $305,554 or 45.09% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This increase is a result of the increase in sales and the increase in cost for outsourcing all orders with significant quantities. As our product line becomes more customer specific, the cost of engineering support, assembly labor and custom parts have increased as well. Gross profit increased by $135,427 or 15.05%, when comparing the first nine months of 2019 to the first nine months’ of 2018 gross profit of $899,827. Gross profit percentage decreased from 57.04% to 51.29%, as a result of the product mix with some of our products that are being outsourced having a lower gross profit margin.

General and Administrative Expenses

General and administrative expenses increased from $770,177 for the first nine months of 2018 compared to $1,021,448 for the first nine months of 2019, an increase of $251,271 or approximately 32.63%. The Company experienced an increase in parent company expenses, such as director’s fees, IR/PR fees and stock compensation expense relating to the issuance of warrants. The parent company also incurred approximately $77,000 in acquisition expenses relating to SMW. In addition, research and development expenses have increased approximately $15,000, when comparing 2019 to 2018. The Company has hired a new director of sales and marketing associate to promote and expand existing and new product lines. Computer costs have increased due computer software upgrades and the integration of Specialty Microwave.

Income (Loss) From Operations

As a result of the above, the Company had income from operations of $13,806, for the nine months ended September 30, 2019, compared to income from operations of $129,650, for the nine months ended September 30, 2018, an overall decrease of $115,844 or 89.35%

Other Income (Expenses)

Interest expense increased from $8,697 for the first nine months of 2018 compared to $24,971 for the first nine months of 2019, an increase of $16,274 or 187.12%. While the overall balance of the Company’s line of credit was low during the first half of the year, additional interest expense was incurred for the financing of our equipment lease and loan payable.

For the Three Months Ended September 30, 2019 and September 30, 2018

Revenues

Sales increased by $178,783, or approximately 33.73%, when comparing sales for the three months ended September 30, 2019 of $708,896 to sales for the three months ended September 30, 2018 of $530,113. The overall increase in sales is primarily is due to an increase in telecommunication products in both the domestic and the foreign markets and the purchase of SMW. Revenues for SMW were $125,633.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by $108,742, or 43.53%, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. This increase is a result of the increase in sales and the increase in cost for outsourcing all orders with significant quantities. As our product line becomes more customer specific, the cost of engineering support, assembly labor and custom parts have increased as well. Gross profit increased by $70,041, or 24.99%, when comparing the three months ended September 30, 2019 to the three months ended September 30, 2018. Gross profit percentage decreased from 52.88% to 49.42%, a decrease of 3.46%, as a result of the product mix with some of our products that are being outsourced having a lower gross profit margin.

General and Administrative Expenses

General and administrative expenses increased from $268,897 for the three months ended September 30, 2018, compared to $478,297 for the three months ended September 30, 2019, an increase of $209,400. The Company experienced an increase in parent company expenses., such as director’s fees, IR/PR fees and stock compensation expense relating to the issuance of warrants. The parent company also incurred approximately $77,000 in acquisition expenses relating to SMW. In addition, research and development expenses have increased approximately $15,000 when comparing 2019 to 2018. The Company has hired a new director of sales and marketing associate to promote and expand existing and new product lines. Computer costs have increased due computer software upgrades and the integration of Specialty Microwave.

Income(Loss) From Operations

As a result of the above, the Company had a net loss from operations of $127,927 for the three months ended September 30, 2019, compared to net income from operations of $11,432 for the three months ended September 30, 2018, a decrease of $139,359.

Other Income (Expenses)

Interest expense increased from $4,704 for the three months ended September 30, 2018, compared to $10,457 for the three months ended September 30, 2019, an increase of $5,573. Additional interest expense was incurred for the financing of our equipment lease and loan payable.

Liquidity and Capital Resources

We have historically financed our operations by the issuance of debt from third party lenders, notes issued to various private individuals and personal funds advanced from time to time by the majority shareholder, who is also the President and Chief Executive Officer of the Company.

As of September 30, 2019, we had $982,311 in cash and cash equivalents compared to $442,098 in cash and cash equivalents as of December 31, 2018. As of December 31, 2018, and September 30, 2019 we had a working capital surplus of $836,786 and $1,529,779, respectively. We had stockholders’ equity of $915,305 and $1,023,288 at December 31, 2018 and September 30, 2019, respectively.

Net cash provided by operating activities was $5,123 for the nine months ended September 30, 2019, resulting primarily from the operating changes in accounts receivable, prepaid expenses, operating lease liability. Net cash used in investing activities was a result of the cash paid for the SMW acquisition. Net cash provided by financing activities for the nine months ended September 30, 2019 was $1,203,723 which resulted primarily from the proceeds received from the Company’s loan payable offset by the repayment of the line of credit and lease financing.

Net cash provided by operating activities was $113,352 for the nine months ended September 30, 2018, resulting primarily from the net income of $120,593, the increase in prepaid expenses, accounts payable and accrued expenses and customer deposits, offset by the change in accounts receivable and inventory. Net cash used in investing activities for the nine months ended September 30, 2018 was $6,883 to purchase office and laboratory equipment. Net cash provided by in financing activities for the nine months ended September 30, 2018 was $22,426 which resulted from the proceeds received from the Company’s line of credit offset by the payments on the capital lease financing.

We have begun to finance our internal growth from net income. We intend to continue to finance our internal growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof. We believe that our cash provided by operations and cash on hand will provide enough working capital to fund our operations for the next twelve months.

Critical Accounting Policies, Estimates and Assumptions

The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and those that require significant judgments and estimates.

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the nine-month period ended September 30, 2019, to the items disclosed as critical accounting policies in management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Based on that evaluation, as of September 30, 2019, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

AmpliTech Group, Inc.

Dated: November 12, 2019	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2019	By:	/s/ Louisa Sanfratello
Louisa Sanfratello Chief Financial Officer (Principal Financial Officer)

