Form 10-K
period 2019-12-31
AmpliTech Group, Inc.
filed 2020-03-25
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

Securities registered pursuant to Section 12(g) of the Exchange Act: Securities registered pursuant to Section 12(b) of the Act:

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

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1,789,356.

As of March 21, 2020, the registrant had 49,086,326 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

AMPLITECH GROUP, INC.

ANNUAL REPORT ON FORM 10-K

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company”, “the Company” , “AmpliTech”, “Specialty” or “SMW” are to the combined business of AmpliTech Group, Inc. and its consolidated subsidiaries, AmpliTech, Inc. and Specialty Microwave.

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

PART I

ITEM 1. BUSINESS

Business Overview

Amplitech designs, engineers and assembles micro-wave component-based amplifiers that meet individual customer specifications. Our products consist of RF amplifiers and related subsystems, operating at multiple frequencies from 50kHz to 44GHz, including Low Noise Amplifiers, Medium Power Amplifiers, oscillators, filters, and custom assembly designs. We also offer non-recurring engineering services on a project-by-project basis, for a predetermined fixed contractual amount, or on a time plus material basis.

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

On September 12, 2019, Amplitech Group Inc. acquired the assets of Specialty Microwave Corporation, a privately held company based in Ronkonkoma, NY. The purchase included all inventory, orders, customers, fixed assets, and all intellectual property. The assets also included all eight team members of SMW. The total consideration paid was $1,143,633, consisting of $668,633 in cash and a $475,000 promissory note with an interest rate of 6%. The Company also entered into a five- year lease on the property located at 120 Raynor Avenue, Ronkonkoma, NY with an option to buy the property during the first two years of the lease for $1.2 mm and then at fair market value for the remainder of the lease term.

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

AmpliTech has also introduced a new line of cryogenic amplifiers designed to operate at temperatures as low as 4K that offer much lower Noise Figures than our standard models and some of the lowest Noise Figures in the industry. Consuming as little DC power as +0.5V DC@8mA, the light weight, compact housings provide excellent performance while generating very little heat. These amplifiers are very useful for applications that require the absolute minimum amounts of noise injection for the growing market of Low Temperature Applications, such as Quantum Computing, Medical Applications, RF Imaging, Research & Development, Space Communications, Accelerators, Radiometry and Telephony.

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

Satellite Access Point Block Downconverter (BDC)

The Specialty Microwave BDC assembly is used as a test device on Satellite Access Point (SAP) antennas located worldwide. The BDC assembly down converts a Ka band signal, 17.7 GHz to 19.7 GHz, from the LNAs on either polarization of the antenna to between 950 and 2150 MHz using a high and low band block downconverter.

1:2 Tx Protection Switch Panel Subsystem

The Specialty Microwave 1:2 Tx Protection Switch panel is a logic panel used in satellite communications earth stations. The system mechanism operates waveguide and coaxial switches to operator desired positions.

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

Our research and development activities are conducted on new product designs to the extent as requested by the customers. The cost of our research and development activities is incorporated into the unit selling prices and, as such, is borne directly by the customers. For the years ending December 31, 2019 and 2018, the Company has incurred research and development costs of $56,507and $42,941, respectively.

Industry and Competition

Market Overview

We operate our business in the industry of high-power Radio Frequency (RF) semiconductor. We believe that the RF semiconductor industry has the following features:

High demand for complex, next-generation Wireless signal processing applications.

•	Mass adoption of Internet and Web-based applications, and other high-band width applications
•	Ability to combine analog and digital signal processing into more integrated RF solutions
•	Widespread application of low-cost, high-performance and functionality wireless networks
•	Emergence of 4G,WiMAX, satellite and advanced wireless network infrastructure rollouts

Growing opportunity for advanced RF subsystems, modules and components.

•	Demand for precise, high-speed signal conditioning interfaces between analog and digital
•	Combining analog/digital signal processing capabilities into more highly integrated solutions
•	Widespread application of low-cost, high-performance wireless network systems
•	Convergence of computing, communications, and consumer electronics with state-of-the-art signal processing capability with less power consumption

Complements OEM design, and manufacturing capabilities.

•	Deliver high quality and feature improvements that service provider requires
•	Lower production costs and shorten product development cycles
•	Adhere to flexibility, performance, streamlined procurement processes and value requirements

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

Our Strategy

Our objective is to become a premier designer, manufacturer and distributor of high quality and state-of-the-art cryogenic microwave amplifiers, RF designs and applications for Wireless Networks and the future of Wireless Communication. Key elements of our strategy include the following:

•	Reorganization to become a reporting company to improve access to capital resources
•	New product development
•	Commercializing of existing core technology into specific high-volume technology sectors and obtaining patent on such technology

Manufacturing

Our manufacturing facilities are located at our corporate office in Bohemia, New York and in Ronkonkoma, New York. Our manufacturing process in Bohemia involves the assembly of numerous individual components and precise fine-tuning by production technicians. Our manufacturing facility is estimated to be capable of assembling up 100 amplifiers per month. If we receive larger quantity orders that need to be fulfilled in a short time-frame, or in excess of our capacity at the main facility, we will outsource the assembly by sending kitted raw materials to a qualified contract assembly facility in the local Northeast.

Our manufacturing process in Ronkonkoma is dedicated to the design, manufacturing and testing of passive microwave components, RF subsystems, specialized electronics and related products.

We are currently certified to the ISO 9001:2008 standard. ISO 9001 is a uniform worldwide Quality Management System (QMS) standard.

Suppliers

Our material consists of purchased component parts used in our assembly process. The following table describes supplier concentration based upon the percentage of materials purchased from each supplier for 2019:

Supplier A	$203,705	34.10%
Supplier B	115,832	19.39%
Supplier C	40,066	6.71%
Supplier D	36,765	6.16%
Supplier E	21,848	3.66%
All other suppliers (approximately 51)	179,218	30.00%
Total	$597,434	100%

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

Customers

We serve a diverse customer base located primarily in the United States, with an increasing number in Europe, and Asia, across the industries as aerospace, governmental defense, commercial satellite. Our customers include Boeing Aerospace, Viasat, IBM, NASA, Raytheon, Government of Israel, Mercury Systems, WorldVu Development, O3B Networks, Intelsat, SiriusXM and Turner Broadcasting. As of December 31, 2019, there were no customers that accounted for more than 10% of our total revenue.

Government Regulation

We are subject to several laws and regulations that affect companies generally and specifically those conducting business of electronics, many of which are still evolving and could be interpreted in ways that could harm our business. Existing and future laws and regulations may impede our growth. These regulations and laws may cover taxation, pricing, copyrights, distribution, electronic contracts and other communications, consumer protection, web services, and the characteristics and quality of products and services. Unfavorable regulations and laws could diminish the demand for our products and services and increase our cost of doing business. There are no specific laws or regulations applicable to our business.

Environmental Protection

We comply with RoHS requirements. RoHS stands for Restriction of Use of Hazardous Substances regulations, which limit or ban specific substances such as lead, cadmium, polybrominated biphenyl (PBB), mercury, hexavalent chromium, and polybrominated diphenyl ether (PBDE) flame retardants, in new electronic and electric equipment.

Intellectual Property

We regard domain names, tradename, customer relationships, trade secrets, proprietary technologies and similar intellectual property important to our success.

We rely on contractual restrictions to protect our proprietary rights in products and services. It is our policy to enter into confidentiality and invention assignment agreements with our employees and contractors as well as nondisclosure agreements with our suppliers and strategic partners in order to limit access to and disclosure of our proprietary information. We cannot assure you that these contractual arrangements or the other steps taken by us to protect our intellectual property will prove enough to prevent misappropriation of our technology or to deter independent third-party development of similar technologies.

Employees

As of March 20, 2020, we have nineteen (19) full time employees. From time to time, we may hire additional workers on a contract basis as the need arises.

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

The Company also entered into a five- year lease on the property located at 120 Raynor Avenue, Ronkonkoma, NY with an option to buy the property during the first two years of the lease for $1.2 mm and then at fair market value for the remainder of the lease term. The lease commences on September 15, 2019 with a monthly rental expense of $7,500. The annual rent shall be increased by 3% in each successive lease year beginning on January 1, 2021.

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

Holders

As of March 12, 2020, there were 51 holders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

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

Recent Sales of Unregistered Securities

On July 2, 2019, the Company entered an engagement for strategic intellectual property consulting services with ipCapital Group (“ipCG”), to assist in the formulation and execution of Amplitech’s intellectual property (“ IP”) strategy around its proprietary trade secrets, knowhow and technology to formulate a comprehensive “ipStory”. The consideration paid to ipCG is $30,000, of which ipCG has agreed to accept 200,000 shares of restricted common stock upon completion of the project. These shares were issued on October 15, 2019 at a value of $14,000. The issuance was exempt from registration pursuant to Section 4(a)(1) of the Securities Act.

On October 15, 2019, the Company engaged Maxim Group LLC (“Maxim”) as its financial advisor to assist the Company in growth strategy to the investment community with an ultimate goal of a potential up-list and capital raise on NASDAQ. As consideration for Maxim’s services, Maxim received 550,000 shares of the Company’ s common stock, valued on October 15, 2019 at $0.054 with a value of $29,920, on January 13, 2020. The issuance was exempt from registration pursuant to Section 4(a)(1) of the Securities Act.

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

Non- GAAP Financial Measures

We believe that presenting non-GAAP financial measures provides management and investors useful measures to evaluate performance and trends of the total company and its businesses. This includes adjustments in recent periods to GAAP financial measures to increase period-to-period comparability following actions to strengthen our overall financial position and how we manage our business.

Business Overview

We design, engineer and assemble micro-wave component-based amplifiers that meet individual customer specifications. Our products consist of RF amplifiers and related subsystems, operating at multiple frequencies from 50kHz to 44GHz, including Low Noise Amplifiers, Medium Power Amplifiers, oscillators, filters, and custom assembly designs. We also offer non-recurring engineering services on a project-by-project basis, for a predetermined fixed contractual amount, or on a time plus material basis.

Specialty designs and manufactures passive microwave components and related subsystems that meet individual customer specifications. SMW has both domestic and international customers for use in satellite communication ground networks.

Our plans for the next year include new product development, expansion of existing product line and targeting mergers and acquisitions.

Results of Operations

As of December 31, 2019, the Company had a working capital of $1,354,758 and an Accumulated Deficit of $842,813. The Company recorded income of $5,945 and $328,993 for the year ended December 31, 2019 and December 31, 2018, respectively.

For Years Ended December 31, 2019 and December 31, 2018

Revenues

Sales increased from $2,397,418 for the year ended December 31, 2018 to $3,1202,630 for the year ended December 31, 2019, an increase of $725,212 or approximately 30.25%. These results were impacted by the shift in new product demand in the telecommunication and cryogenic sectors, an increase in orders through our distributor and through the purchase of Specialty Microwave. Revenues for Specialty were $510,364.

Cost of Goods Sold and Gross Profit

Cost of Goods Sold increased to $1,556,654 in 2019 from $1,016,226 in 2018, an increase of $540,428 or approximately 53.18%. This increase was the direct result of the substantial increase in sales for the year as well as an increase in our outsourcing costs and raw materials. As our products become more customer specific, the cost of engineering support, assembly labor and custom parts have increased as well. In addition, we hired a new engineer and assembler as well as acquiring the employees of SMW. As a result, the gross profit was $1,565,976 for 2019 compared to $1,381,192 for 2018, an increase of $184,784 or 13.38%. Gross profit as a percentage of sales decreased to 50.15% from 57.62% as a result of the product mix with some of our products that are being outsourced having a lower gross profit margin and the general cost increase in labor and materials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $1,483,979 in 2019 from $1,039,768 in 2018, an increase of $444,211, or approximately 42.73%. The Company experienced an increase in parent company expenses, such as director’s fees, IR/PR fees and stock compensation expense relating to the issuance of warrants and our “iP story”. The parent company also incurred approximately $77,000 in acquisition expenses relating to SMW. In addition, research and development expenses have increased approximately $15,000. The Company hired a new director of sales and a marketing associate to promote and expand existing and new product lines. Computer costs have increased due to computer software upgrades and the integration of Specialty Microwave.

Other Income (Expenses)

Interest expense increased by $63,621, or 511.80%, when comparing the year ended December 31, 2019 to the year ended December 31, 2018. The increase was primarily due to the additional borrowing on the Company’s line of credit, bank loan and the purchase of Specialty.

Net Income

The Company had net income of $5,945 and $328,993 in 2019 and 2018, respectively.

Non- GAAP Financial Measures

EBITDA

	2019	2018
Net income	$5,945	$328,993
Add back:
Interest	76,052	12,431
Depreciation and amortization	53,879	38,821
Amortization of prepaid consulting	65,640	37,604
Amortization of right of use operating lease asset	75,558	-
Amortization of debt discount	24,465	-.
EBITDA	$301,539	$414,849

Additional expenditures:
Stock based compensation	$118,023	$-
IP Story (1)	10,000	-
Acquisition costs (2)	76,999	-

Adjusted EBITDA	$506,231	$414,849

(1) IP Story costs relate to ipCG assisting Amplitech to formulate a comprehensive "ipStory" around its proprietary trade secrets, knowhow and technology.

(2) Acquisition costs were affiliated with the purchase of Specialty Microwave and include audit and legal expenses and other professional fees.

Liquidity and Capital Resources

Operating Activities

The net cash used in operating activities for the year ended December 31, 2019 was $20,015 resulting primarily from the operating changes in accounts receivable, inventory, prepaid expenses, accounts payable and customer deposits and the operating lease liability.

The net cash provided by operating activities for the year ended December 31, 2018 was $352,302 resulting primarily from net income and the operating changes in accounts receivable, inventory, prepaid expenses, accounts payable as well as customer deposits.

Investing Activities

The net cash used in investing activities for the year ended December 31, 2019 and 2018 was $681,286 and $10,584, respectively, which was for the purchase of equipment and the cash paid for the acquisition of Specialty Microwave.

Financing Activities

The net cash provided by financing activities for the year ended December 31, 2019 was $833,915 a result of proceeds received from notes payable offset by the repayment of the line of credit and finance lease.

The net cash used in financing activities for the year ended December 31, 2018 was $17,610 a result of repaying the line of credit.

We have historically financed our operations through net income, debt from third party lenders, notes issued to various private individuals and personal funds advanced from time to time by the majority shareholder, who is also the President and Chief Executive Officer of the Company.

As of December 31, 2019, we had cash and cash equivalents of $574,712, a working capital of $1,354,758 and an accumulated deficit of $842,813.

We have begun to materially finance our growth from net income. We intend to continue to finance our internal growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof. We believe that our cash provided from operations and cash on hand will provide enough working capital to fund our operations for the next twelve months.

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

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of December 31, 2019, the Company’s cash and cash equivalents were deposited in two financial institutions.

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing.

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change in the future. An allowance of $0 has been recorded at December 31, 2019 and 2018, respectively.

Inventories

Inventories, which consists primarily of raw materials, work in progress and finished goods, are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

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

Property and equipment are depreciated as follows:

Description	Useful Life	Method
Office equipment	7 years	Straight-line
Machinery and equipment	5 to 7 years	Straight-line
Computer equipment	3 to 7 years	Straight-line
Vehicles	5 years	Straight-line

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

Goodwill and Intangible Assets

Intangibles assets include goodwill, trademarks, intellectual property and customer base acquired through the asset purchase of Specialty Microwave. The Company accounts for Other Intangible Assets under the guidance of ASC 350, “Intangibles-Goodwill and Other.” Under the guidance, other intangible assets with definite lives are amortized over their estimated useful lives Intangible assets with indefinite lives are tested annually for impairment. Goodwill is not amortized. We test goodwill balances for impairment annually at December 31 or whenever impairment indicators arise.

Leases

On January 1, 2019, we adopted ASU No. 2016-02, “Leases (Topic 842),” which requires leases with durations greater than twelve months to be recognized on the balance sheet. We adopted this standard using the modified retrospective approach with an effective date as of the beginning of January 2019. Prior year financial statements were not restated under the new standard. We lease property and equipment under finance and operating leases. For leases with terms greater than 12 months, we record the related asset and obligation at the present value of lease payments over the lease term. Many of our leases include rental escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments when appropriate. When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

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

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of December 31, 2019 contained a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, rebates, discounts, and other adjustments. The estimates of variable consideration are based on historical payment experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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

Reserves are recorded as a reduction in net sales and are not considered material to our consolidated statements of income for the years ended December 31, 2019 and 2018.

Research and Development

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include consultants, outside service, and supplies. Research and development costs for the years ended December 31, 2019 and 2018 were $56,507 and $42,941.

Income Taxes

The Company’s deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2019 and 2018, the Company had no material unrecognized tax benefits.

Earnings Per Share

Basic earnings per share (“EPS”) are determined by dividing the net earnings by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method.

Fair Value of Assets and Liabilities

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorizing within fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined in the following categories:

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

Concentration of Credit Risk

Financial instruments that potentially subject the company to concentration of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Therefore, management does not believe significant credit risks exist at December 31, 2019. Sales to the Company’s two largest customers represented approximately 11% and 10% of total sales for the year ended December 31, 2019.

Recent Accounting Pronouncements

On January 1, 2019, we adopted ASU No. 2016-02, “Leases (Topic 842),” which requires leases with durations greater than twelve months to be recognized on the balance sheet. We adopted this standard using the modified retrospective approach with an effective date as of the beginning of January 2019. Prior year financial statements were not restated under the new standard. We lease property and equipment under finance and operating leases. For leases with terms greater than 12 months, we record the related asset and obligation at the present value of lease payments over the lease term. Many of our leases include rental escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments when appropriate. When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

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

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the fair value measurements disclosures with the primary focus to improve effectiveness of disclosures in the notes to the financial statements that is most important to the users. The new guidance modifies the required disclosures related to the valuation techniques and inputs used, uncertainty in measurement, and changes in measurements applied. ASU 2018-13 will be effective for the Company for its fiscal year beginning after December 15, 2019 and each quarterly period thereafter. Early adoption is permitted. The Company is currently assessing the impact this new guidance may have on the Company’s consolidated financial statements and footnote disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We are currently assessing the impact of this standard on our combined financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU No. 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of a business or as acquisitions (or disposals) of assets. ASU No. 2017-01 is effective for annual periods beginning after December 15, 2018, with early adoption permitted under certain circumstances. The amendments of ASU No. 2017-01 were adopted by the Company effective January 1, 2019. The adoption of this standard had no impact on our consolidated financial position or results of operations.

We do not expect the adoption of these or other recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow.

Off Balance Sheet Transactions

As of December 31, 2019, we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AmpliTech Group, Inc.

Index to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Amplitech Group, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amplitech Group, Inc. (“the Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, UT

March 25, 2020

AmpliTech Group, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018

Assets
Current Assets
Cash and cash equivalents	$574,712	$442,098
Accounts receivable	619,195	262,002
Inventories, net	557,710	391,188
Prepaid expenses	124,209	120,100
Total Current Assets	1,875,826	1,215,388

Property and equipment, net	198,110	180,745
Right of use operating lease assets	465,092	-
Intangible assets, net	673,429	-
Goodwill	120,136
Security deposits	27,821	11,707

Total Assets	$3,360,414	$1,407,840

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	154,507	$86,125
Customer deposits	35,680	190,400
Current portion of financing lease	30,556	29,180
Current portion of operating lease	130,628	-
Current portion of notes payable	169,697	-
Line of credit	-	72,897
Total Current Liabilities	521,068	378,602

Long Term Liabilities
Finance lease, net of current portion	83,376	113,933
Operating lease, net of current portion	338,344	-
Notes payable, net of current portion	1,323,953	-

Total Liabilities	2,266,741	492,535

Commitments and Contingencies	-	-

Stockholders' Equity
Series A convertible preferred stock, par value $0.001, 401,000 shares authorized, 1,000 shares issued and outstanding, respectively	1	1
Series B convertible preferred stock, par value $0.001, 75,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Common Stock, par value $0.001, 500,000,000 shares authorized, 49,086,326 and 48,336,326 shares issued and outstanding, respectively	49,086	48,336
Common stock payable	24,480	-
Additional paid-in capital	1,862,919	1,715,726
Accumulated deficit	(842,813)	(848,758)

Total Stockholders' Equity	1,093,673	915,305

Total Liabilities and Stockholders' Equity	$3,360,414	$1,407,840

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.

Consolidated Statements of Operations

For The Years Ended December 31, 2019 and 2018

	2019	2018

Revenue	$3,122,630	$2,397,418

Cost of goods sold	1,556,654	1,016,226

Gross Profit	1,565,976	1,381,192

Selling, general and administrative expense	1,483,979	1,039,768

Income From Operations	81,997	341,424

Other Expenses
Interest expense, net	(76,052)	(12,431)

Income Before Income Taxes	5,945	328,993

Provision For Income Taxes	-	-

Net Income	$5,945	$328,993

Net Income Per Share;
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted Average Shares Outstanding;
Basic	48,593,312	47,771,668
Diluted	89,998,615	87,674,310

See accompanying notes to the consolidated financial statements

Amplitech Group, Inc.

Consolidated Statements of Stockholders' Equity

For The Years Ended December 31, 2019 and 2018

	Series A Convertible Preferred		Common Stock		Common	Additional		Total
	Number of	Par	Number of	Par	Stock	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Payable	Capital	Deficit	Equity

Balance, December 31, 2017	1,000	$1	46,136,326	$46,136	$-	$1,631,976	$(1,177,751)	$500,362

Common stock issued for prepaid consulting	-	-	2,200,000	2,200	-	83,750	-	85,950

Net income for the year ended December 31, 2018	-	-	-	-	-	-	328,993	328,993

Balance, December 31, 2018	1,000	$1	48,336,326	$48,336	$-	$1,715,726	$(848,758)	$915,305

Stock based compensation	-	-	750,000	750	-	147,193	-	147,943

Common stock payable	-	-	-	-	24,480	-	-	24,480

Net income for the year ended December 31, 2019	-	-	-	-	-	-	5,945	5,945

Balance, December 31, 2019	1,000	$1	49,086,326	$49,086	$24,480	$1,862,919	$(842,813)	$1,093,673

 See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2019 and 2018

	December 31,	December 31,
	2019	2018
Cash Flows from Operating Activities:

Net Income	$5,945	$328,993
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	53,879	38,821
Amortization of prepaid consulting	65,640	37,604
Amortization of right-of-use operating lease asset	75,558	-
Stock based compensation	118,023	-
Amortization of debt discount	24,465	-
Changes in Operating Assets and Liabilities:
Accounts receivable	(357,193)	(124,537)
Inventories	135,232	(55,520)
Prepaid expenses	42,843	(57,903)
Security deposits	(16,114)	(2,954)
Accounts payable and accrued expenses	65,954	28,980
Operating lease liability	(69,250)	-
Customer deposits	(164,997)	158,818

Total Adjustments	(25,960)	23,309

Net cash (used in) provided by operating activities	(20,015)	352,302

Cash Flows from Investing Activities:
Purchase of equipment	(12,653)	(10,584)
Cash paid in acquisition	(668,633)	-

Net cash used in investing activities	(681,286)	(10,584)

Cash Flows from Financing Activities:
Repayment of line of credit, net	(72,897)	(3,538)
Repayments on finance lease	(29,181)	(14,072)
Proceeds from notes payable	1,325,535	-
Repayment of notes payable	(389,542)	-

Net cash provided by (used in) financing activities	833,915	(17,610)

Net change in cash and cash equivalents	132,614	324,108

Cash and Cash Equivalents, Beginning of Period	442,098	117,990

Cash and Cash Equivalents, End of Period	$574,712	$442,098

Supplemental disclosures:

Cash paid for interest expense	$51,891	$8,706
Cash paid for income taxes	$50	$50

Non-Cash Investing and Financing Activities
Shares issued for prepaid consulting	$-	$85,950
Original issuance discount	$24,465	$-
Equipment purchased with capital lease	$-	$157,184
Adoption of ASC 842 operating lease asset and liability	$540,651	$-
Promissory note issued in Specialty acquistion	$475,000	$-
Intangible assets acuired in Specialty acquistion	$806,000	$-
Inventory acquired in Specialty acquistion	$301,754	$-
Property acquired in Specialty acquistion	$46,156	$-
Liabilities assumed in Specialty acquistion	$10,277	$-
Promissory note entered for deposit on equipment	$58,192	$-

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Year Ended December 31, 2019 and 2018

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

On September 12, 2019, Amplitech Group Inc. acquired the assets of Specialty Microwave Corporation (SMW), a privately held company based in Ronkonkoma, NY. The purchase included all inventory, orders, customers, fixed assets, and all intellectual property. The assets also included all eight team members of SMW. The total consideration paid was $1,143,633, consisting of $668,633 in cash and a $475,000 promissory note with an interest rate of 6%. The Company also entered into a five-year lease on the property located at 120 Raynor Avenue, Ronkonkoma, NY with an option to buy the property during the first two years of the lease for $1,200,000 and then at fair market value for the remainder of the lease term (see Note 4).

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

For The Years Ended December 31, 2019 and 2018

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

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of December 31, 2019, the Company’s cash and cash equivalents were deposited in two financial institutions.

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing.

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change in the future. An allowance of $0 has been recorded at December 31, 2019 and 2018, respectively.

Inventories

Inventories, which consist primarily of raw materials, work in progress and finished goods, is stated at the lower of cost (first-in, first-out basis) or market (net realizable value) determined on average cost basis.

Inventory quantities and related values are analyzed at the end of each fiscal quarter to determine those items that are slow moving and obsolete. An inventory reserve is recorded for those items determined to be slow moving with a corresponding charge to cost of goods sold. Inventory items that are determined obsolete are written off currently with a corresponding charge to cost of goods sold.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Year Ended December 31, 2019 and 2018

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Property and equipment are depreciated as follows:

Description	Useful Life	Method
Office equipment	7 years	Straight-line
Machinery and equipment	5 to 7 years	Straight-line
Computer equipment	3 to 7 years	Straight-line
Vehicles	5 years	Straight-line

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

Goodwill and Intangible Assets

Intangibles assets include goodwill, trademarks, intellectual property and customer base acquired through the asset purchase of Specialty Microwave. The Company accounts for Other Intangible Assets under the guidance of ASC 350, “Intangibles-Goodwill and Other.” Under the guidance, other intangible assets with definite lives are amortized over their estimated useful lives Intangible assets with indefinite lives are tested annually for impairment. Goodwill is not amortized. We test goodwill balances for impairment annually at December 31 or whenever impairment indicators arise.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2019 and 2018

Leases

On January 1, 2019, we adopted ASU No. 2016-02, “Leases (Topic 842),” which requires leases with durations greater than twelve months to be recognized on the balance sheet. We adopted this standard using the modified retrospective approach with an effective date as of the beginning of January 2019. Prior year financial statements were not restated under the new standard. We lease property and equipment under finance and operating leases. For leases with terms greater than 12 months, we record the related asset and obligation at the present value of lease payments over the lease term. Many of our leases include rental escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments when appropriate. When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

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

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of December 31, 2019 contained a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, rebates, discounts, and other adjustments. The estimates of variable consideration are based on historical payment experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Year Ended December 31, 2019 and 2018

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

Reserves are recorded as a reduction in net sales and are not considered material to our consolidated statements of income for the years ended December 31, 2019 and 2018.

Research and Development

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include consultants, outside service, and supplies. Research and development costs for the years ended December 31, 2019 and 2018 were $56,507 and $42,941.

Income Taxes

The Company’s deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2019 and 2018, the Company had no material unrecognized tax benefits.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2019 and 2018

Earnings Per Share

Basic earnings per share (“EPS”) are determined by dividing the net earnings by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. The computation of weighted average shares outstanding and the basic and diluted earnings per share consisted of the following:

	Net Income	Shares	Per Share Amount

For the year ended December 31, 2019:

Basic EPS	$5,945	49,536,326	$0.00
Effect of dilutive stock options, warrants and series A shares		40,462,289

Diluted EPS	$5,945	89,998,615	$0.00
For the year ended December 31, 2018:

Basic EPS	$328,993	47,771,668	$0.00
Effect of dilutive stock options, warrants and series A shares		39,902,642

Diluted EPS	$328,993	87,674,310	$0.00

Fair Value of Assets and Liabilities

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is used to information used to determine fair values. Categorization within fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined in the following categories as follows:

Level 1. Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Cash and cash equivalents are valued using inputs in Level 1.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2019 and 2018

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

Concentration of Credit Risk

Financial instruments that potentially subject the company to concentration of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Therefore, management does not believe significant credit risks exist at December 31, 2019. Sales to the Company’s two largest customers represented approximately 11% and 10% of total sales for the year ended December 31, 2019.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2019 and 2018

Recent Accounting Pronouncements

On January 1, 2019, we adopted ASU No. 2016-02, “Leases (Topic 842),” which requires leases with durations greater than twelve months to be recognized on the balance sheet. We adopted this standard using the modified retrospective approach with an effective date as of the beginning of January 2019. Prior year financial statements were not restated under the new standard. We lease property and equipment under finance and operating leases. For leases with terms greater than 12 months, we record the related asset and obligation at the present value of lease payments over the lease term. Many of our leases include rental escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments when appropriate. When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

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

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the fair value measurements disclosures with the primary focus to improve effectiveness of disclosures in the notes to the financial statements that is most important to the users. The new guidance modifies the required disclosures related to the valuation techniques and inputs used, uncertainty in measurement, and changes in measurements applied. ASU 2018-13 will be effective for the Company for its fiscal year beginning after December 15, 2019 and each quarterly period thereafter. Early adoption is permitted. The Company is currently assessing the impact this new guidance may have on the Company’s consolidated financial statements and footnote disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We are currently assessing the impact of this standard on our combined financial statements.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2019 and 2018

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU No. 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of a business or as acquisitions (or disposals) of assets. ASU No. 2017-01 is effective for annual periods beginning after December 15, 2018, with early adoption permitted under certain circumstances. The amendments of ASU No. 2017-01 were adopted by the Company effective January 1, 2019. The adoption of this standard had no impact on our consolidated financial position or results of operations.

We do not expect the adoption of these or other recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow.

3) Revenues

The following table presents sales disaggregated based on geographic regions by entity and for the years ended:

Amplitech Inc.	2019	2018

Domestic sales	$1,706,946	$2,007,357
Foreign sales	905,056	390,061
Total sales	$2,612,002	$2,397,418

Specialty Microwave	2019	2018

Domestic sales	$454,235	$-
Foreign sales	56,129	-
Total sales	$510,364	$-

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2019 and 2018

(4) Acquisition of Specialty Microwave

On September 12, 2019, Amplitech Group Inc. acquired Specialty Microwave Corporation (SMW), a privately held company based in Ronkonkoma, NY. The purchase included all inventory, orders, customers, property and equipment, and all intellectual property. The assets also included all eight team members of SMW. The total consideration paid was $1,143,633, consisting of $668,633 in cash and a $475,000 promissory note with an interest rate of 6%. Additional acquisition costs that were expensed at December 31, 2019 totaled approximately $77,000. The Company also entered into a five- year lease on the property located at 120 Raynor Avenue, Ronkonkoma, NY with an option to buy the property during the first two years of the lease for $1.2 mm and then at fair market value for the remainder of the lease term.

As both companies are similar in nature, the acquisition will allow the combined resources and customer base to support more productivity and help in the development of new product lines. We started consolidating both companies for financial reporting purposes as of September 12, 2019. From the date of acquisition to December 31, 2019, SMW reported revenue of $ 510,364.

The fair value of the purchase consideration issued to Specialty Microwave was allocated to the net tangible assets acquired. The Company accounted for the Acquisition as the purchase of a business under GAAP under the acquisition method of accounting, and the assets and liabilities acquired were recorded as the acquisition date, at their respective fair values and consolidated with those of the Company. The fair value of the net assets acquired was approximately $337,633. The excess of the aggregate fair value of the net tangible assets has been allocated to net intangible assets of $806,000.

The following table summarizes the allocation of the purchase price of the acquisition:

Provisional purchase consideration at fair value:
Cash	$668,633
Promissory Note	475,000
Total purchase price	$1,143,633

Allocation of purchase price:
Inventory	$301,754
Property and equipment	46,156
Goodwill	120,136
Tradename	70,233
Customer relationships	412,860
Intellectual property	202,771
Less: Customer Deposit	(10,277)
Net assets acquired	$1,143,633

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2019 and 2018

The following table summarizes the Company’s consolidated results of operations for the three and nine months ended, as well as unaudited pro forma consolidated results of operations as though the acquisition had occurred on January 1, 2018:

	For the year ended
	31-Dec-19
	As Reported	Pro Forma

Net sales	$3,122,630	$4,041,837
Net income attributable to common shareholders	$5,945	$141,053

Earnings per common share, basic and diluted:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

	For the year ended
	31-Dec-18
	As Reported	Pro Forma

Net sales	$2,397,418	$3,085,889
Net income attributable to common shareholders	$328,993	$554,677

Earnings per common share, basic and diluted:
Basic	$0.00	$0.01
Diluted	$0.00	$0.00

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

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2019 and 2018

(5) Inventories

The inventory value at December 31, 2019 and 2018 was as follows:

	December 31, 2019	December 31, 2018

Raw Materials	$403,168	$279,437
Work-in Progress	135,223	69,480
Finished Goods	124,510	118,545
Engineering Models	3,726	3,726

Subtotal	$666,856	$471,188
Less: Reserve for Obsolescence	(109,146)	(80,000)

Total	$557,710	$391,188

(6) Property and Equipment

Property and Equipment with estimated useful lives of three, five and seven years consisted of the following at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018

Lab Equipment	$728,620	$725,348
Manufacturing Equipment	25,000	-
Automobiles	19,527	-
Furniture and Fixtures	31,201	20,192

Subtotal	804,348	745,540
Less: Accumulated Depreciation	(606,238)	(564,795)

Total	$198,110	$180,745

Depreciation expense for the years ended December 31, 2019 and 2018 was $41,443 and $38,821 respectively.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2019 and 2018

(7) Intangible Assets

Goodwill

The goodwill is related to the acquisition of Specialty Microwave Corp. on September 12, 2019 and is primarily related to expected improvements and technology performance and functionality, as well sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. Goodwill is generally not amortizable for tax purposes and is not amortizable for financial statement purposes. As of December 31, 2019, goodwill is valued at $120,136.

Other Intangible Assets

Intangible assets with an estimated useful life of fifteen years consisted of the following at December 31, 2019:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life
Trade name	$70,233	$-	$70,233	Indefinite
Customer relationships	412,860	8,295	404,565	14.7
Intellectual Property	202,771	4,140	198,631	14.7

Total	$685,864	$12,435	$673,429

(8) Line of Credit

On November 16, 2015, the Company entered into a commercial line of credit for $150,000. This agreement will be paid over a three-year term with monthly payments equal to 2.780% of the outstanding balance plus accrued interest. The initial variable interest rate on this agreement is 5.25% per annum. This interest rate may change every year on the anniversary date or change date to reflect the new prime rate in effect as per the Wall Street Journal plus 2%. The interest rate will never be greater than 25% or less than 5%. On April 20, 2016, the existing line of credit was increased from $150,000 to $250,000 with an extended maturity date of April 20, 2019. The outstanding balance as of December 31, 2019 and 2018 was $0 and $72,897, respectively. The Company repaid the line of credit and interest $74,283 during the year ended December 31, 2019. Interest expense relating to this line of credit for the years ended December 31, 2019 and 2018 was $1,386 and $6,979, respectively. This line of credit was closed on October 4, 2019.

On September 12, 2019, Amplitech entered a new business line of credit for $500,000 maturing on October 1, 2020. The line will be evaluated monthly on a borrowing base formula advancing 75% of the accounts receivables aged less than 90 days and 50% of inventory raw materials costs. The interest rate shall be based upon the Wall Street Journal Prime Rate, plus 1%. As of December 31, 2019, the outstanding balance is $0.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2019 and 2018

(9) Leases

We adopted ASC 842 “Leases” using the modified retrospective approach, electing the practical expedient that allows us not to restate our comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption.

The following was included in our balance sheet as of December 31, 2019:

Operating leases	As of December 31, 2019
Assets
ROU operating lease assets	$465,092

Liabilities
Current portion of operating lease	130,628
Operating lease, net of current portion	338,344
Total operating lease liabilities	$468,972

Finance leases
Assets
Property and equipment, gross	$157,184
Accumulated depreciation	(33,682)
Property and equipment, net	$123,502
Liabilities
Current portion of financing lease	$30,556
Finance lease, net of current portion	83,376
Total operating lease liabilities	$113,932

The weighted average remaining lease term and weighted average discount rate at December 31, 2019 were as follows:

Weighted average remaining lease term (years)	December 31, 2019
Operating leases	4.18
Finance leases	3.50

Weighted average discount rate	December 31, 2019
Operating leases	6.34%
Finance leases	4.89%

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2019 and 2018

Finance Lease

The Company entered into a 60-month lease agreement to finance certain laboratory equipment in July 2018 with a purchase option of $1. As such, the Company has accounted for this transaction as a finance lease.

The following table reconciles future minimum finance lease payments to the discounted lease liability as of December 31, 2019:

2020	$37,778
2021	37,778
2022	37,778
2023	18,889
Total lease payments	132,224
Less imputed interest	(10,112)
Less sales tax	(8,179)
Total lease obligations	113,932
Less current obligations	(30,556)
Long-term lease obligations	$83,376

Operating Leases

On December 4, 2015, the Company entered into a new operating lease agreement to rent office space in Bohemia, NY. This five-year agreement commenced February 1, 2016 with an annual rent of $50,000 and 3.75% increases in each successive lease year.

On January 15, 2016, the Company entered into a five-year agreement to lease 2 copiers with and annual payment of $2,985.

On September 12, 2019, the Company entered into a new operating lease agreement to rent office space in Ronkonkoma, NY. This five- year agreement commenced on September 12, 2019 with an annual rent of $90,000 and 3% increase in each successive lease year beginning in 2021. The Company has an option to buy the property during the first two years of the lease for $1,200,000 and then at fair market value for the remainder of the lease term.

On November 27, 2019, the Company entered a 39-month agreement to lease an automobile with a monthly payment of $420.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2019 and 2018

The following table reconciles future minimum operating lease payments to the discounted lease liability as of December 31, 2019:

2020	$156,169
2021	102,849
2022	100,521
2023	98,765
2024	75,972
Total lease payments	534,276
Less imputed interest	(65,304)
Total lease obligations	468,972
Less current obligations	(130,628)
Long-term lease obligations	$338,344

(10) Notes Payable

Promissory Note:

On September 12, 2019, Amplitech Group Inc. acquired Specialty Microwave Corporation (SMW), a privately held company based in Ronkonkoma, NY. The purchase included all inventory, orders, customers, fixed assets, and all intellectual property. The assets also included all eight team members of SMW. The total consideration paid was $1,143,633, consisting of $668,633 in cash and a $475,000 promissory note with an interest rate of 6%. Beginning November 1, 2019, payment of principal and interest shall be due payable in fifty-nine (59) monthly payments of $9,213 with a final payment due October 1, 2024 of $9,203. As of December 31, 2019, the balance of this promissory note was $454,544. Principal payments of $20,456 along with interest expense of $7,185 was paid for the year ended December 31, 2019. The promissory note is secured by certain assets of the Company.

Loan Payable:

On March 18, 2019, the Company secured additional financing of $350,000, net of a $24,465 original issuance discount. The note bears interest at a rate of 10.79% per annum, under a five-year term to aid our growth initiatives. The loan balance of $324,199, including accrued interest was paid in full in October 2019.

On September 12, 2019, the Company entered a $1,000,000 seven- year term loan with amortization based on a ten- year repayment schedule. The loan bears interest at a fixed rate of 6.75% with a monthly repayment amount of $11,533. As of December 31, 2019, the balance of the loan was $982,423 and interest expense paid was $17,022. This loan is collateralized by all Company assets.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2019 and 2018

In addition, on September 12, 2019, the Company was approved for a $250,000 equipment leasing facility. On December 20, 2019, the Company borrowed $58,192 against this facility to be paid over a three-year term with monthly payments of $ 1,736 at an interest rate of 5.26%. The balance as of December 31, 2019 was $56,683.

Future principal payments over the term of the loans as of December 31, 2019 are as follows:

For the years ended December 31,	Payments
2020	169,697
2021	187,969
2022	198,398
2023	191,725
Thereafter	745,861
Total remaining payments	$1,493,650

(11) Income Taxes

In 2017, the U.S. enacted the Tax Cuts and Jobs Act which significantly changed U.S. tax law. The Act lowered the U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018. This had an effect on the value of the Company’s net operating loss carryover, but since the deferred tax asset is fully reserved, it had no impact on the Company’s financial statements. The impact of the change is reflected in the table below.

The provision for (benefit from) income taxes for the years ended December 31, 2019 and 2018 are as follows, at the expected combined effective tax rate of approximately 26%.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2019 and 2018

	December 31,
	2019	2018
Federal and state net operating loss	$1,248	$69,089
Meals & entertainment	90	61
Life insurance	825	825
Goodwill amortization	(888)	-
Stock-based compensation	24,875	7,879
Depreciation	(5,474)	737
State tax, net of federal benefit	(62)	(6,580)
Other	(3,344)	(3,344)
Tax rate change	-	72,413
Change in Valuation Allowance	(17,180)	(141,098)
Total income tax provision	$-	$-

The provision for Federal income tax consists of the following for the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018
Net operating loss carryforwards	$19,273	$75,922
Depreciation	3,191	8,665
Goodwill amortization	(888)	-
Stock based compensation	137,934	92,102
Valuation allowance	(159,509)	(176,689)
Total net deferred tax assets	$-	$-

The Company has maintained a full valuation allowance against the total deferred tax assets for all periods due to the uncertainty of future utilization.

As of December 31, 2019, the Company has net federal and state net operating loss carry forwards of approximately $91,777 that begin to expire in 2037.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2019 and 2018

(12) Stockholders’ Equity

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

Common Stock:

The Company originally authorized 50,000,000 shares of common stock with a par value of $0.001. Effective May 20, 2014, the Company increased its authorized shares of common stock from 50,000,000 to 500,000,000. As of December 31, 2019, and 2018, the Company had 49,086,326 and 48,336,326 shares of common stock issued and outstanding, respectively.

On February 14, 2018, the Company entered into an advisory agreement to assist in product sales and distribution in Asia and the Middle East. The advisor was paid compensation of a total of 2.2 million shares of restricted common stock valued at the closing market price on the date the shares were issued. The first installment of 500,000 shares was issued on February 14, 2018 at $0.035 and the second installment of 1,700,000 shares on April 9, 2018 at $0.04. The total value of shares issued for services aggregated to $85,500. As of December 31, 2019, $80,633 of the stock- expense had been recognized and $5,317 remained as a prepaid to be amortized over a two-year service period.

On July 2, 2019, Amplitech Group, Inc. entered an engagement for strategic intellectual property consulting services with ipCapital Group (“ipCG”), to assist in the formulation and execution ofAmplitech’s intellectual property (“IP”) strategy around its proprietary trade secrets, knowhow and technology to formulate a comprehensive “ipStory”. The consideration paid to ipCG is $30,000, of which ipCG has agreed to accept 200,000 shares of restricted common stock upon completion of the project. These shares were issued on October 15, 2019 at a value of $14,000.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2019 and 2018

On October 15, 2019, the Company engaged Maxim Group LLC (“Maxim”) as its financial advisor to assist the Company in growth strategy to the investment community with an ultimate goal of a potential up-list and capital raise on NASDAQ.

As consideration for Maxim’s services, Maxim shall be entitled to receive, and the Company agrees to pay Maxim, the following compensation:

(a)	The Company will issue to Maxim or its designees 2,000,000 shares of the Company’s Common Stock (“Common Stock”) based on the following schedule:

i.	550,000 restricted shares of Common Stock upon the execution of the Agreement implying a price per share of $0.10. These shares were valued on October 15, 2019 at $0.054 with a value of $29,920. As of December 31,2019, $12,589 was expensed with the balance of $17,331 in prepaid expenses to be amortized over the vesting period. The shares were issued on January 13, 2020.
ii.	$54,000 payable in 450,000 restricted shares of Common Stock six months from the date of the Agreement implying a price per shares of $0.12. These shares were valued on October 15, 2019 at a price of $0.054 with a value of $24,480. As of December 31, 2019, these shares have not been issued and classified as common stock payable.
iii.	1,000,000 restricted shares of Common Stock upon an up listing of the Company’s Common Stock to a national exchange (NASDAQ or NYSE).

Options:

During 2014, the Company granted the chief executive officer of the Company an immediately exercisable option to purchase an aggregate of 400,000 shares of Series A at an exercise price of $0.0206 per share. There is no expiration date for this option and the related expense has been recorded in prior years.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2019 and 2018

Warrants:

On April 25, 2019, Wayne Homschek joined the Board of Directors as an independent Director who will aid in corporate strategy, financing and investor relations. He will be paid $5,000 per month for one year and receive a warrant, exercisable into 3,000,000 shares of common stock at an exercise price of $0.03 per share. As per the agreement, 1,500,000 warrants vest in six months and the remaining balance of 1,500,000 shall vest one year later. The following table summarizes the warrants outstanding of the Company for the year ended December 31, 2019:

		Weighted Average
	Number of Warrants	Exercise Price ($)	Intrinsic Value
Outstanding at December 31, 2018	-	-
Granted	3,000,000	.03
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2019	3,000,000	.03	$113,400

Exercisable at December 31, 2019	1,500,000	.03	$56,700

The Company has calculated the estimated fair market value of these warrants at $142,950, using the Black-Scholes model and the following assumptions: expected term 5.75 years, stock price $0.05, exercise price $0.03, 153.48% volatility, 2.35% risk free rate, and no forfeiture rate. The weighted average life of these warrants is 9.32 years.

The Company recognized stock-based compensation of $104,023 and $0 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, the total remaining unrecognized compensation cost related to non-vested warrants was $38,927.

(13) Subsequent events

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

Based on the evaluation as of December 31, 2019, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on that re-evaluation due to material weakness identified below, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2019 to ensure that information required to be disclosed in our Exchange Act reports was (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, because of material weaknesses in our internal controls over financial reporting. We have identified the following material weaknesses.

1. As of December 31, 2019, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees the accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of December 31, 2019, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019, based on the criteria established in “INTERNAL CONTROL-INTEGRATED FRAMEWORK” issued by the COSO.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position

Fawad Maqbool (1)	59	Chairman, President, Chief Executive Officer, and Treasurer and a Director

Louisa Sanfratello (2)	54	Chief Financial Officer and Secretary, Director

Henry Val (3)	59	Director

Wayne Homschek	57	Director

(1)

Mr. Maqbool was appointed as our Chairman, President, Chief Executive Officer, Treasurer and Secretary on August 13, 2012 upon the closing of the Share Exchange. On August 22, 2012, Mr. Maqbool resigned as the Company’s Secretary.

(2)	Ms. Sanfratello was appointed as our Chief Financial Officer on August 13, 2012 upon the closing of the Share Exchange. On August 22, 2012, Ms. Sanfratello was appointed as the Company’s Secretary.

(3)	Mr. Val was appointed on January 22, 2018.

(4)	Mr. Homschek was appointed on April 25, 2019.

A brief description of the background and business experience of our executive officer and directors for the past five years is as follows:

Fawad Maqbool, age 59, has served as the President, Chief Executive Officer and Chairman of the Board of Directors since founding Amplitech, Inc. 2002. He has also been the majority shareholder of the Company since its inception. Prior to founding Amplitech, Inc., Mr. Maqbool was the President of Aeroflex Amplicomm, Inc. for 2000 and 2001. His duties included, among other things, overseeing the design and development of amplifiers specifically for fiber optic communication applications. Mr. Maqbool was with MITEQ, Inc. from 1987 through 1999 where he began as an Engineering Group Leader and ultimately held the title of Department Head responsible for a staff of thirty-two consisting of engineers, technicians, assemblers and support personnel. His professional career began with the Hazeltine Corporation in 1983 where he was a Microwave Design Engineer through 1986. Mr. Maqbool received a bachelor’s degree in electrical engineering (major in microwaves and RF) and biomedical engineering from the City College of New York. He subsequently earned a master’s degree in electrical engineering (major in microwaves and RF) from Polytechnic University. Through his prior service, Mr. Maqbool possesses the knowledge and experience in microwaves and RF electrical engineering that aids him in efficiently and effectively identifying and executing the Company’s strategic priorities.

Louisa Sanfratello, CPA, age 54 has been an accountant, servicing numerous clients in various industries since 1987. Her professional career began with the public accounting firm of Holtz Rubenstein & Co, where she gathered invaluable experience for several years and moved on to more challenging positions in both the public and private sector. She served as a Controller for The New Interdisciplinary School for over 10 years. Her responsibilities included overseeing the accounting department in addition to working directly with the NYS Department of Education. Ms. Sanfratello was also employed by the Make A Wish Foundation of Suffolk County as chief accountant working directly with the President and CFO. She joined Amplitech, Inc. in 2012 as Chief Financial Officer, where she manages the company’s finances and SEC filings. Her responsibilities also include assisting the CEO in developing new business, maintaining operating budgets and ensuring adequate cash flow.

Henry Val, age 59, is the CEO of TGI Power Group Inc. Prior to TGI, Mr. Val was a Managing Partner for Netter Capital Partners. He has over twenty-five years of experience in the financial markets ranging from trading global futures and equity markets, senior secured debt, convertible securities, private investments in public equities (PIPEs) and investing. Prior to forming Netter Capital Partners, Henry was a Partner with Delta Capital LLC, a boutique advisory firm, specializing in M&A, management consulting, turnaround situations and other advisory services. Mr. Val has over 30 years of hands on experience with large, small and startup bio/pharma, software, systems, power, oil and gas, media and renewable energy companies. He served as CEO, or similar level, of private and publicly traded companies, has established a consistently strong record of bringing high growth, fast turnaround, a return to profitability. He is a successful builder of performance-oriented teams and businesses. Mr. Val uses economic results to drive products and services in high value global markets. A “known” game changer, who generates best in class shareholder value to maximize the return on assets and investments. Mr. Val can discern the key products, markets, personnel and needs that minimizes time for a positive shareholder outcome. Mr. Val also served as CEO of Maxplanet Corp. and New Life Scientific Inc.

Wayne Homschek, age 57, has been a Managing Director at Bentley Associates L.P., a New York based boutique investment bank, since 2015, where he has assisted a number of emerging technology companies in strategizing and financing their growth plans as well as in their mergers and acquisition (M&A) activities. Mr. Homschek began his career in New York at the Prudential Investment Corporation, before re-locating to Sydney, Australia, where he worked in the investment banking teams of Prudential Bache, Jardine Fleming, NatWest Markets and Salomon Smith Barney/Citigroup. At Salomon Smith Barney, he was responsible for the firm’s Australasian telecom, media and technology (TMT) investment banking franchise, which included M&A, equity and debt offerings for some of Australia’s leading companies including Telstra, Optus, Telecom New Zealand, Austar, Hutchison Orange, Austereo and many others.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and holds office until removed by the Board of Directors.

On April 25, 2019, Wayne Homschek was appointed to the Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports in 2019.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and director, including our Chief Executive Officer, however, we are in the process of formulating a code of ethics and intend to adopt one in the near future.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to, the named person, during the years ended December 31, 2019 and 2018:

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Fawad Maqbool	2019	212,400	-	-	-	212,400
Chairman, President and Chief Executive Officer	2018	167,300	-	-	-	167,300
Louisa Sanfratello	2019	101,463	-	-	-	101,463
Chief Financial Officer, Secretary	2018	74,000	-	-	-	74,000

Outstanding Equity Awards at Fiscal Year End

Except as indicated in the above table, none of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2019 and 2018.

Compensation of Our President and Chief Executive Officer

Fawad Maqbool, has authority and discretion to determine his own compensation for serving as the Company’s President and Chief Executive Officer.

Compensation of Directors

During the year ended December 31, 2019, Wayne Homschek received $45,000 in compensation.

On April 25, 2019, Wayne Homschek joined the Board of Directors as an independent Director who will aid in corporate strategy, financing and investor relations. He was and will be paid $5,000 per month for one year and receive a warrant, exercisable into 3,000,000 shares of common stock at an exercise price of $0.03 per share. As per the agreement, 1,500,000 warrants vested in six months and the remaining balance of 1,500,000 shall vest one year later. The following table summarizes the warrants outstanding of the Company for the year ended December 31, 2019:

	Number of Warrants	Weighted Average Exercise Price ($)	Intrinsic Value
Outstanding at December 31, 2018	-	-
Granted	3,000,000	.03
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2019	3,000,000	.03	$113,400

Exercisable at December 31, 2019	1,500,000	.03	$56,700

The Company has calculated the estimated fair market value of these options at $42,950, using the Black-Scholes model and the following assumptions: expected term 5.75 years, stock price $0.05, exercise price $0.03, 153.48% volatility, 2.35% risk free rate, and no forfeiture rate. The weighted average life of these warrants is 9.32 years.

The Company recognized stock-based compensation of $104,023 and $0 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, the total remaining unrecognized compensation cost related to non-vested warrants was $38,927.

During the year ending December 31, 2018, none of the directors received any compensation solely for the service as director.

Compensation Committee Interlocks and Insider Participation

During the fiscal years of 2019 and 2018, we did not have a standing compensation committee. Our board of directors was responsible for the functions that would otherwise be handled by the compensation committee. Fawad Maqbool, director, has authority and discretion to determine his own compensation for serving as the Company’s President and Chief Executive Officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of March 20, 2020. Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise indicated below, the address of each person listed in the table below is c/o 620 Johnson Avenue, Bohemia, NY 11716.

	Amount and Nature of Beneficial Ownership
	Common Stock (1)
Name and Address of Beneficial Owner	No. of Shares	% of Class
Directors and Officers
Fawad Maqbool, (2) Chairman, President, and Chief Executive Officer	11,780,280	24.00%

Louisa Sanfratello, Chief Financial Officer	200,000	Less than 2%

Henry Val, Director

Wayne Homschek, Director (3)	3,000,000	6.11%

All officers and directors as a group (4 persons)	14,980,280	31.00%

5% Security Holders

Microphase Corporation 587 Connecticut Avenue Norwalk, CT 06854	5,827,488	11.88%

(1)	Based on 49,086,326 shares of common stock issued and outstanding.
(2)

Excludes (i) 1,000 shares of Series A Convertible Preferred Stock and (ii) an option to purchase 400,000 shares of Series A Preferred Stock. The holder of the Series A Convertible Preferred is entitled to 51% of the total votes on all matters and each outstanding share of Series A is convertible at $0.0206 per share at the option of the holder into 100 shares of the Company’s common stock.

(3)

On April 25, 2019, Wayne Homschek joined the Board of Directors as an independent Director who will aid in corporate strategy, financing and investor relations. He received a warrant, exercisable into 3,000,000 shares of common stock at an exercise price of $0.03 per share. As per the agreement, 1,500,000 warrants vested in six months and the remaining balance of 1,500,000 shall vest one year later.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following sets forth a summary of transactions since the beginning of the fiscal year of 2019, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Director Independence

No members of our Board of Directors, are independent using the definition of independence under NASDAQ Listing Rule 5605(a)(2) and the standards established by the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the aggregate fees we paid for professional services provided to us for 2019 and 2018:

	2019	2018
Audit Fees	$55,500	$34,243
Audit-Related Fees	55,938	-
Tax Fees	2,250	2,000
All Other Fees	-	-

Total	$113,688	$36,243

Audit Fees

For the year ended December 31, 2019 and 2018, we paid $55,500 and $34,243 respectively for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

For the fiscal years ended December 31, 2019 and 2018, we paid approximately $55,938 and $0, respectively, for audit related services for the acquisition of Specialty Microwave Corp.

Tax Fees

For our fiscal years ended December 31, 2019 and 2018, we paid $2,250 and $2,000 respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended December 31, 2019 and 2018.

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

We do not have an Audit Committee. Our Board of Directors pre-approves all services provided by our independent registered public accounting firm. All the above services and fees during 2019 were pre-approved by our Board of Directors. We do not have a record of the percentage of the above fees that were pre-approved in 2019. However, all the above services in 2019 were reviewed and approved by our Board of Directors either before or after the respective services were rendered.

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this Annual Report.

1.	Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules

Exhibits:

Exhibit No.	Description

3.1	Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on April 19, 2011.
3.2	Certificate of Amendment to Articles of Incorporation dated July 31, 2012, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on August 13, 2012.
3.4	By-laws, incorporated herein by reference to Exhibit 3.2 the Company’s Registration Statement on Form 10 filed on April 19, 2011, as subsequently amended.
3.5	Certificate of Designation of Series B Convertible Preferred Stock dated April 23, 2015 incorporated by reference to the Form 8-K filed on May 6, 2015.
3.6	Certificate of Designation of Series A Convertible Preferred Stock dated April 23, 2015 incorporated by reference to the Form 8-K filed on May 6,2015.
10.1	Commercial Line of Credit Agreement dated November 16, 2015
10.2	Business loan agreement, by and between Amplitech, Inc., and BNB Bank, dated September 12, 2019.
10.3	Promissory note issued by Amplitech, Inc. to BNB Bank, dated September 12, 2019 incorporated by reference to the Form 8-K filed on November 18, 2019.
10.4	Commercial guaranty of Amplitech Group, Inc., dated September 12, 2019 incorporated by reference to the Form 8-K filed on November 18, 2019.
10.5

Lease agreement, dated September 12, 2019, by and between Amplitech Group, Inc. and Stephen J. Faber, as Trustee of the Revocable Trust of Stephen J. Faber, dated August 29, 2017 incorporated by reference to the Form 8-K filed on November 18, 2019.

10.6

Option agreement, dated September 12, 2019, by and between Amplitech Group, Inc. and Stephen J. Faber, as Trustee of the Revocable Trust of Stephen J. Faber, dated August 29, 2017 incorporated by reference to the Form 8-K filed on November 18, 2019.

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

AmpliTech Group, Inc.

Date: March 25, 2020	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Fawad Maqbool	President, Chief Executive Officer and	March 25, 2020
Fawad Maqbool	Chairman of the Board of Directors (principal executive officer)

/s/ Louisa Sanfratello	Chief Financial Officer and Secretary	March 25, 2020
Louisa Sanfratello	(principal financial and accounting officer)

