Form 10-Q
period 2020-03-31
AmpliTech Group, Inc.
filed 2020-05-15
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer,"  "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of May 7, 2020, the registrant had 49,086,326 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2020

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

PART  I – FINANCIAL INFORMATION

Item 1. Financial Statements

AmpliTech Group, Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$446,247	$574,712
Accounts receivable	487,727	619,195
Inventories, net	556,222	557,710
Prepaid expenses	59,073	124,209
Total Current Assets	1,549,269	1,875,826

Property and equipment, net	253,521	198,110
Right of use operating lease assets	432,339	465,092
Intangible assets, net	663,131	673,429
Goodwill	120,136	120,136
Security deposits	27,821	27,821

Total Assets	$3,046,217	$3,360,414

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$235,231	$154,507
Customer deposits	27,690	35,680
Current portion of financing lease	30,931	30,556
Current portion of operating lease	123,639	130,628
Current portion of notes payable	180,205	169,697
Total Current Liabilities	597,696	521,068

Long Term Liabilities
Finance lease, net of current portion	75,368	83,376
Operating lease, net of current portion	313,698	338,344
Notes payable, net of current portion	1,276,896	1,323,953

Total Liabilities	2,263,658	2,266,741

Commitments and Contingencies	-	-

Stockholders' Equity

Series A convertible preferred stock, par value $0.001, 401,000 shares authorized, 1,000 shares issued and outstanding, respectively	1	1
Series B convertible preferred stock, par value $0.001, 75,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Common Stock, par value $0.001, 500,000,000 shares authorized, 49,086,326 and 49,086,326 shares issued and outstanding, respectively	49,086	49,086
Common stock payable	24,480	24,480
Additional paid-in capital	1,874,766	1,862,919
Accumulated deficit	(1,165,774)	(842,813)

Total Stockholders' Equity	782,559	1,093,673

Total Liabilities and Stockholders' Equity	$3,046,217	$3,360,414

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2020	2019

Revenue	$755,948	$678,318

Cost of goods sold	516,634	354,200

Gross Profit	239,314	324,118

Selling, general and administrative expense	538,561	241,471

(Loss) Income From Operations	(299,247)	82,647

Other Expenses
Interest expense, net	(23,714)	(3,845)

(Loss) Income Before Income Taxes	(322,961)	78,802

Provision For Income Taxes	-	-

Net (Loss) Income	$(322,961)	$78,802

Net (Loss) Income Per Share;
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00

Weighted Average Shares Outstanding;
Basic	49,536,326	48,336,326
Diluted	49,536,326	88,200,852

See accompanying notes to the condensed consolidated financial statements

Amplitech Group, Inc.

Condensed Consolidated Statements of Stockholders' Equity

For The Three Months Ended March 31, 2020 and 2019

(Unaudited)

	March 31, 2020
	Series A Convertible Preferred		Common Stock		Common	Additional		Total
	Number of	Par	Number of	Par	Stock	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Payable	Capital	Deficit	Equity

Balance, December 31, 2019	1,000	$1	49,086,326	$49,086	$24,480	$1,862,919	$(842,813)	$1,093,673

Stock based compensation						$11,847		$11,847

Net loss for the three months ended March 31, 2020	-	-	-	-	-	-	(322,961)	(322,961)

Balance, March 31, 2020	1,000	$1	49,086,326	$49,086	$24,480	$1,874,766	$(1,165,774)	$782,559

	March 31, 2019

Balance, December 31, 2018	1,000	$1	48,336,326	$48,336	$-	$1,715,726	$(848,758)	$915,305

Net income for the three months ended March 31, 2019	-	-	-	-	-	-	78,802	78,802

Balance, March 31, 2019	1,000	$1	48,336,326	$48,336	$-	$1,715,726	$(769,956)	$994,107

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For The Three	For The Three
	Months Ended	Months Ended
	March 31,	March 31,
	2020	2019
Cash Flows from Operating Activities:

Net (Loss) Income	$(322,961)	$78,802
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	21,167	12,622
Amortization of prepaid consulting	32,648	10,610
Amortization of right-of-use operating lease asset	32,753	13,627
Stock based compensation	11,847	-
Amortization of debt discount	-	204
Changes in Operating Assets and Liabilities:
Accounts receivable	131,468	94,757
Inventories	1488	(6,227)
Prepaid expenses	(25,704)	44,141
Accounts payable and accrued expenses	80,724	3,116
Operating lease liability	(31,635)	(12,123)
Customer deposits	(7,990)	(143,542)
Total Adjustments	246,766	17,185

Net cash (used in) provided by operating activities	(76,195)	95,987

Cash Flows from Investing Activities:
Purchase of equipment	(8,088)	-
Net cash used in investing activities	(8,088)	-

Cash Flows from Financing Activities:
Repayment of line of credit, net	-	(72,811)
Repayments on finance lease	(7,633)	(7,164)
Proceeds from notes payable	-	325,535
Repayment of notes payable	(36,549)	-
Net cash (used in) provided by financing activities	(44,182)	245,560

Net change in cash and cash equivalents	(128,465)	341,547

Cash and Cash Equivalents, Beginning of Period	574,712	442,098

Cash and Cash Equivalents, End of Period	$446,247	$783,645

Supplemental disclosures:
Cash paid for interest expense	$23,714	$2,663
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities
Original issuance discount	$-	$24,465
Adoption of ASC 842 operating lease asset and liability	$-	$113,546
Promissory note entered for deposit on equipment	$58,192	$-

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2020 and 2019 (Unaudited)

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2020 and 2019 (Unaudited)

The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the years ended December 31, 2019 and 2018 included in Form 10-K filed with the SEC.

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

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of March 31, 2020, the Company’s cash and cash equivalents were deposited in two financial institutions.

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing.

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change in the future. No allowance has been recorded at March 31, 2020 and 2019, respectively.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2020 and 2019 (Unaudited)

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

For The Three Months Ended March 31, 2020 and 2019 (Unaudited)

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

For The Three Months Ended March 31, 2020 and 2019 (Unaudited)

We do not have significant returns. We do not typically offer extended warranty or service plans.

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of March 31, 2020 contained a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, rebates, discounts, and other adjustments. The estimates of variable consideration are based on historical payment experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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

Reserves are recorded as a reduction in net sales and are not considered material to our condensed consolidated statements of income for the three months ended March 31, 2020.

Research and Development

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include consultants, outside service, and supplies. Research and development costs for the three months ended March 31, 2020 and 2019 were $20,026 and $17,629.

Income Taxes

The Company’s deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At March 31, 2020, the Company had no material unrecognized tax benefits.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2020 and 2019 (Unaudited)

Earnings Per Share

Basic earnings per share (“EPS”) are determined by dividing the net earnings by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. As of March 31, 2020, there were 43,100,000 potentially dilutive shares that need to be considered as common share equivalents and because of the net loss, the effect of these potential common shares is anti-dilutive.

The computation of weighted average shares outstanding and the basic and diluted earnings per share consisted of the following:

	Net (Loss) Income	Shares	Per Share Amount

For the three months ended March 31, 2020:

Basic EPS	$(322,961)	49,536,326	$(0.01)
Effect of dilutive stock options, warrants and series A shares

Diluted EPS	$(322,961)	49,536,326	$(0.01)
For the three months ended March 31, 2019:

Basic EPS	$78,802	48,336,326	$0.00
Effect of dilutive stock options, warrants and series A shares		39,864,526

Diluted EPS	$78,802	88,200,852	$0.00

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

For The Three Months Ended March 31, 2020 and 2019 (Unaudited)

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

Concentration of Credit Risk

Financial instruments that potentially subject the company to concentration of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Therefore, management does not believe significant credit risks exist at March 31, 2020.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, "Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." ASU 2018-13 modifies the fair value measurements disclosures with the primary focus to improve effectiveness of disclosures in the notes to the financial statements that is most important to the users. The new guidance modifies the required disclosures related to the valuation techniques and inputs used, uncertainty in measurement, and changes in measurements applied. The adoption of this standard became effective for us on January 1, 2020 and did not have a material impact on our consolidated financial statements.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2020 and 2019 (Unaudited)

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We are currently assessing the impact of this standard on our combined financial statements.

We do not expect the adoption of these or other recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow.

(3) Revenues

The following table presents sales disaggregated based on geographic regions and for the three months ended:

	March 31,	March 31,
Amplitech Inc.	2020	2019

Domestic sales	$409,840	$282,350
Foreign sales	134,440	395,968
Total sales	$544,280	$678,318

Specialty Microwave	2020	2019

Domestic sales	$210,363	$-
Foreign sales	1,305	-
Total sales	$211,668	$-
Total sales for the three months ended March 31, 2020 and 2019	$755,948	$678,318

(4) Acquisition of Specialty Microwave

On September 12, 2019, Amplitech Group Inc. acquired Specialty Microwave Corporation ("SMW"), a privately held company based in Ronkonkoma, NY. The purchase included all inventory, orders, customers, property and equipment, and all intellectual property. The assets also included all eight team members of SMW. The total consideration paid was $1,143,633, consisting of $668,633 in cash and a $475,000 promissory note with an interest rate of 6%. Additional acquisition costs that were expensed at December 31, 2019 totaled approximately $77,000. The Company also entered into a five- year lease on the property located at 120 Raynor Avenue, Ronkonkoma, NY with an option to buy the property during the first two years of the lease for $1.2 mm and then at fair market value for the remainder of the lease term.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2020 and 2019 (Unaudited)

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

The following table summarizes the Company’s consolidated results of operations for the years ended, as well as unaudited pro forma consolidated results of operations as though the acquisition had occurred on January 1, 2019. The proforma results for the three months ended March 31, 2020 are not included in the table below because the operating results of Specialty Microwave were included in our consolidated statement of operations.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2020 and 2019 (Unaudited)

	For The Three Months Ended
	March 31, 2019
	As Reported	Pro Forma

Net sales	$678,318	$971,969
Net income attributable to common shareholders	78,802	122,288

Earnings per common share, basic and diluted:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the Acquisition been completed as of January 1, 2019 or to project potential operating results as of any future date or for any future periods.

(5) Inventories

The inventory value at March 31, 2020 and December 31, 2019 was as follows:

	March 31,	December 31,
	2020	2019

Raw Materials	$386,436	$403,397
Work-in Progress	127,167	135,223
Finished Goods	126,893	124,510
Engineering Models	3,726	3,726

Subtotal	$644,222	$666,856
Less: Reserve for Obsolescence	(88,000)	(109,146)

Total	$556,222	$557,710

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2020 and 2019 (Unaudited)

(6) Property and Equipment

Property and Equipment with estimated useful lives of three, five and seven years consisted of the following at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019

Lab Equipment	$793,405	$728,620
Manufacturing Equipment	25,000	25,000
Automobiles	19,527	19,527
Furniture and Fixtures	32,696	31,201

Subtotal	870,628	804,348
Less: Accumulated Depreciation	(617,107)	(606,238)

Total	$253,521	$198,110

Depreciation expense for the three months ended March 31, 2020 and 2019 was $10,869 and $12,622, respectively.

(7) Intangible Assets

Goodwill

The goodwill is related to the acquisition of Specialty Microwave Corp. on September 12, 2019 and is primarily related to expected improvements and technology performance and functionality, as well sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. Goodwill is generally not amortizable for tax purposes and is not amortizable for financial statement purposes. As of March 31, 2020, goodwill is valued at $120,136.

Other Intangible Assets

Intangible assets with an estimated useful life of fifteen years consisted of the following at March 31, 2020:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life
Trade name	$70,233	$-	$70,233	Indefinite
Customer relationships	412,860	15,157	397,703	14.7
Intellectual Property	202,771	7,576	195,195	14.7

Total	$685,864	$22,733	$663,131

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2020 and 2019 (Unaudited)

(8) Line of Credit

On September 12, 2019, Amplitech entered a new business line of credit for $500,000 maturing on October 1, 2020. The line will be evaluated monthly on a borrowing base formula advancing 75% of the accounts receivables aged less than 90 days and 50% of inventory raw materials costs. The interest rate shall be based upon the Wall Street Journal Prime Rate, plus 1%. As of March 31, 2020, the outstanding balance is $0.

(9) Leases

We adopted ASC 842 “Leases” using the modified retrospective approach, electing the practical expedient that allows us not to restate our comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption.

The following was included in our balance sheet as of March 31, 2020:

Operating leases	As of March 31, 2020
Assets
ROU operating lease assets	$432,339

Liabilities
Current portion of operating lease	123,639
Operating lease, net of current portion	313,698
Total operating lease liabilities	$437,337

Finance leases
Assets
Property and equipment, gross	$157,184
Accumulated depreciation	(39,296)
Property and equipment, net	117,888
Liabilities
Current portion of financing lease	30,931
Finance lease, net of current portion	75,368
Total operating lease liabilities	$106,299

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2020 and 2019 (Unaudited)

The weighted average remaining lease term and weighted average discount rate at March 31, 2020 were as follows:

Weighted average remaining lease term (years)	March 31, 2020
Operating leases	4.04
Finance leases	3.25

Weighted average discount rate	March 31, 2020
Operating leases	6.28%
Finance leases	4.89%

Finance Lease

The Company entered into a 60-month lease agreement to finance certain laboratory equipment in July 2018 with a purchase option of $1. As such, the Company has accounted for this transaction as a finance lease.

The following table reconciles future minimum finance lease payments to the discounted lease liability as of March 31, 2020:

Remaining in 2020	$28,332
2021	37,778
2022	37,778
2023	18,889
Total lease payments	122,777
Less imputed interest	(8,884)
Less sales tax	(7,594)
Total lease obligations	106,299
Less current obligations	(30,931)
Long-term lease obligations	$75,368

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2020 and 2019 (Unaudited)

On November 27, 2019, the Company entered a 39-month agreement to lease an automobile with a monthly payment of $420

The following table reconciles future minimum operating lease payments to the discounted lease liability as of March 31, 2020:

2020	$117,261
2021	102,849
2022	100,521
2023	98,765
2024	75,972
Total lease payments	495,368
Less imputed interest	(58,031)
Total lease obligations	437,337
Less current obligations	(123,639)
Long-term lease obligations	$313,698

(10) Notes Payable

Promissory Note:

On September 12, 2019, Amplitech Group Inc. acquired Specialty Microwave Corporation (SMW), a privately held company based in Ronkonkoma, NY. The purchase included all inventory, orders, customers, property and equipment, and all intellectual property. The assets also included all eight team members of SMW. The total consideration paid was $1,143,633, consisting of $668,633 in cash and a $475,000 promissory note with an interest rate of 6%. Beginning November 1, 2019, payment of principal and interest shall be due payable in fifty-nine (59) monthly payments of $9,213 with a final payment due October 1, 2024 of $9,203. As of March 31, 2020, the balance of this promissory note was $440,732. Principal payments of $13,812 along with interest expense of $4,615 was paid for the three months ended March 31, 2020. The promissory note is secured by certain assets of the Company.

Loan Payable:

On September 12, 2019, the Company entered a $1,000,000 seven- year term loan with amortization based on a ten- year repayment schedule. The loan bears interest at a fixed rate of 6.75% with a monthly repayment amount of $11,533. As of March 31, 2020, the balance of the loan was $964,439 and interest expense paid was $16,666. This loan is collateralized by all Company assets.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2020 and 2019 (Unaudited)

In addition, on September 12, 2019, the Company was approved for a $250,000 equipment leasing facility. On December 20, 2019, the Company borrowed $58,192 against this facility to be paid over a three-year term with monthly payments of $ 1,736 at an interest rate of 5.26%. The balance as of March 31, 2020 was $51,930.

Future principal payments over the term of the loans as of March 31, 2020 are as follows:

Payments
2020	133,448
2021	187,969
2022	198,398
2023	191,725
Thereafter	745,861
Total remaining payments	$1,457,101

(11) Stockholders’ Equity

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

For The Three Months Ended March 31, 2020 and 2019 (Unaudited)

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

Common Stock:

The Company originally authorized 50,000,000 shares of common stock with a par value of $0.001. Effective May 20, 2014, the Company increased its authorized shares of common stock from 50,000,000 to 500,000,000. As of March 31, 2020, and December 31, 2019, the Company had 49,086,326 shares of common stock issued and outstanding.

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

i.

550,000 restricted shares of Common Stock upon the execution of the Agreement implying a price per share of $0.10. These shares were valued on October 15, 2019 at $0.054 with a value of $29,920. As of March 31, 2020, $27,468 was expensed with the balance of $2,452 in prepaid expenses to be amortized over the vesting period. The shares were issued on January 13, 2020.

ii.

$54,000 payable in 450,000 restricted shares of Common Stock six months from the date of the Agreement implying a price per shares of $0.12. These shares were valued on October 15, 2019 at a price of $0.054 with a value of $24,480. As of March 31, 2020, $22,473 was expensed with the balance of $2,007 in prepaid expenses to be amortized over the vesting period. As of March 31, 2020, these shares have not been issued and classified as common stock payable.

iii.	1,000,000 restricted shares of Common Stock upon an up listing of the Company’s Common Stock to a national exchange (NASDAQ or NYSE).

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2020 and 2019 (Unaudited)

Options:

During 2014, the Company granted the chief executive officer of the Company an immediately exercisable option to purchase an aggregate of 400,000 shares of Series A at an exercise price of $0.0206 per share. There is no expiration date for this option and the related expense has been recorded in prior years.

Warrants:

On April 25, 2019, Wayne Homschek joined the Board of Directors as an independent Director who will aid in corporate strategy, financing and investor relations. He will be paid $5,000 per month for one year and receive a warrant, exercisable into 3,000,000 shares of common stock at an exercise price of $0.03 per share. As per the agreement, 1,500,000 warrants vest in six months and the remaining balance of 1,500,000 shall vest one year later. The following table summarizes the warrants outstanding of the Company for the three months ended March 31, 2020:

		Weighted Average
	Number of Warrants	Exercise Price ($)	Intrinsic Value
Outstanding at March 31, 2020	3,000,000	.03
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2020	3,000,000	.03	$29,700

Exercisable at March 31, 2020	1,500,000	.03	$14,850

The Company has calculated the estimated fair market value of these warrants at $142,950, using the Black-Scholes model and the following assumptions: expected term 5.75 years, stock price $0.05, exercise price $0.03, 153.48% volatility, 2.35% risk free rate, and no forfeiture rate. The weighted average life of these warrants is 9.07 years.

The Company recognized stock-based compensation of $11,847 and $0 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the total remaining unrecognized compensation cost related to non-vested warrants was $27,080.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2020 and 2019 (Unaudited)

(13) Subsequent events

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report.

The COVID-19 Pandemic

The novel strain of the coronavirus identified in China in late 2019 (COVID-19) has globally spread throughout other areas such as Asia, Europe, the Middle East, and North America and has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns. These measures have temporarily impacted our workforce and operations, and some of the operations of our customers, and vendors, suppliers, and partners. Some of the countries in which we operate have been affected by the outbreak and have already taken measures to try to contain it. The ultimate impact and efficacy of government measures and potential future measures is currently unknown.

There is uncertainty regarding the business impacts from such measures and potential future measures. While we have been able to continue our operations through a combination of work-from-home and social distancing policies implemented to protect employees, these measures have resulted in reduced workforce availability. Our DOA7 rated orders classifies us as a DHS CISA ("Critical Infrastructure") company and we opened on May 5, 2020 with the CDC safeguard guidelines in place. Restrictions on our access to customer facilities may impact our ability to meet customer demand this quarter and into next quarter and could affect our financial condition and results of operations. Some of our customers may have experienced disruptions in their operations, but our RFQ activity remains strong which may result in delayed orders third and fourth quarters.

On April 20, 2020, the Company entered into a Paycheck Protection Program Promissory Note (“PPP Note”) in the principal amount of $232,200 (“PPP Loan”) from BNB Bank (“PPP Loan Lender”). The PPP Loan was obtained pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid Relief, and Economic Security Act (“CARES Act”) administered by the U.S Small Business Administration (“SBA”). The PPP Loan was disbursed by the PPP Loan Lender on April 20, 2020 (the “Disbursement Date”). The PPP Loan bears an interest at 1.00% per annum and is payable monthly commencing six months from the Disbursement Date. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used by the Company for 2020 payroll costs, mortgage interest payments, rent and utilities. This has helped to offset some of the adverse effects of this pandemic and allowed us to serve our customers at a reduced capacity but without experiencing any cancellation of our open orders.

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

The COVID-19 Pandemic

The novel strain of the coronavirus identified in China in late 2019 (COVID-19) has globally spread throughout other areas such as Asia, Europe, the Middle East, and North America and has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns. These measures have temporarily impacted our workforce and operations, and some of the operations of our customers, and vendors, suppliers, and partners. Some of the countries in which we operate have been affected by the outbreak and have already taken measures to try to contain it. The ultimate impact and efficacy of government measures and potential future measures is currently unknown.

There is uncertainty regarding the business impacts from such measures and potential future measures. While we have been able to continue our operations through a combination of work-from-home and social distancing policies implemented to protect employees, these measures have resulted in reduced workforce availability. Our DOA7 rated orders classifies us as a DHS CISA ("Critical Infrastructure") company and we opened on May 5, 2020 with the CDC safeguard guidelines in place. Restrictions on our access to customer facilities may impact our ability to meet customer demand this quarter and into next quarter and could affect our financial condition and results of operations. Some of our customers may have experienced disruptions in their operations, but our RFQ activity remains strong which may result in delayed orders third and fourth quarters.

On April 20, 2020, the Company entered into a Paycheck Protection Program Promissory Note (“PPP Note”) in the principal amount of $232,200 (“PPP Loan”) from BNB Bank (“PPP Loan Lender”). The PPP Loan was obtained pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid Relief, and Economic Security Act (“CARES Act”) administered by the U.S Small Business Administration (“SBA”). The PPP Loan was disbursed by the PPP Loan Lender on April 20, 2020 (the “Disbursement Date”). The PPP Loan bears an interest at 1.00% per annum and is payable monthly commencing six months from the Disbursement Date. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used by the Company for 2020 payroll costs, mortgage interest payments, rent and utilities. This has helped to offset some of the adverse effects of this pandemic and allowed us to serve our customers at a reduced capacity but without experiencing any cancellation of our open orders.

Results of Operations

For the Three Months Ended March 31, 2020 and March 31, 2019

Revenues

Sales increased by $77,630 or approximately 11.44%, when comparing sales for the three months ended March 31, 2020 of $755,948, to sales for the three months ended March 31, 2019 of $678,318.  Overall, Amplitech sales were down by $134,000, substantially due to the mandatory shutdown in New York as a result of the COVID-19 virus.  COVID 19 has created uncertainty and disruption with some of our key customers and suppliers, which has had a material, short term, impact on our order books and sales. The purchase of Specialty Microwave helped increase sales in the telecommunication sector by $211,668.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by $162,434 or 45.86% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.  This increase is a result of the increase in sales, the increase in cost for outsourcing all orders with significant quantities and the hiring of an additional engineer and assembler. As our product line becomes more customer specific, the cost of engineering support, assembly labor and custom parts have increased as well.  Gross profit decreased by $84,804 or 26.16%, when comparing the first three months of 2020 to the first three months of 2019. Gross profit percentage decreased from 47.78% to 31.66%. Our operating performance through March 31,2020 has been negatively impacted by the effect of the COVID-19 pandemic. While we have been able to continue our operations through a combination of work-from-home and social distancing policies implemented to protect employees, these measures have resulted in reduced workforce availability at some of our sites. These restrictions  may impact our ability to meet customer demand temporarily and may affect our financial condition and results of operations, particularly if prolonged. However, our RFQ activity remains strong and not all of our customers and vendors have shut down so our supply chain is still functioning. Although there is still uncertainty as to when the economy will return to normal, we expect to continue our business efforts and not shut down unless otherwise mandated by federal and state regulations, and/or more severe pandemic repercussions.

General and Administrative Expenses

General and administrative expenses increased from $241,471 for the first three months of 2019 compared to $538,561 for the first three months of 2020, an increase of $297,090 or approximately 123.03%. The Company experienced an increase in parent company expenses, such as accounting fees, director’s fees, IR/PR fees, patent consultant and legal fees, and stock compensation expense relating to the issuance of warrants. The Company has hired a new director of sales and marketing associate to promote and expand existing and new product lines. With the acquisition of Specialty Microwave, payroll, health insurance and rent have increased as well as other general and administrative costs.

Income (Loss) From Operations

As a result of the above, the Company had a loss from operations of $299,247, for the three months ended March 31, 2020, compared to income from operations of $82,647, for the three months ended March 31, 2019, an overall decrease of $381,894 or 462.08%

Other Income (Expenses)

Interest expense increased from $3,845 for the first three months of 2019 compared to $23,714 for the first three months of 2020, an increase of $19,869 or 516.75%. Interest expense increased primarily due to the additional financing received with the acquisition of Specialty Microwave.

Liquidity and Capital Resources

We have historically financed our operations by the issuance of debt from third party lenders, notes issued to various private individuals and personal funds advanced from time to time by the majority shareholder, who is also the President and Chief Executive Officer of the Company.

As of March 31, 2020, we had $446,247 in cash and cash equivalents compared to $574,712 in cash and cash equivalents as of December 31, 2019. As of December 31, 2019, and March 31, 2020 we had a working capital surplus of $1,354,758 and $951,573, respectively. Stockholders’ equity was valued at $1,093,673 and $782,559 at December 31, 2019 and March 31, 2020, respectively.

Net cash used in operating activities was $76,195 for the three months ended March 31, 2020, resulting primarily from the net loss and operating changes in accounts receivable, accounts payable and accrued expenses and operating lease liability.  Net cash used in investing activities was a result the purchase of equipment.  Net cash used in financing activities for the three months ended March 31, 2020 was $44,182 which resulted primarily from the repayment of the lease financing and notes payable.

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

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month period ended March 31, 2020, to the items disclosed as critical accounting policies in management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Based on that evaluation, as of March 31, 2020, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

AmpliTech Group, Inc.

Date: May 15, 2020	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2020	By:	/s/ Louisa Sanfratello
Louisa Sanfratello Chief Financial Officer (Principal Financial Officer)

