Form 10-Q
period 2020-06-30
AmpliTech Group, Inc.
filed 2020-08-14
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 6, 2020, the registrant had 49,536,326 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2020

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

PART  I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AmpliTech Group, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$432,546	$574,712
Accounts receivable	401,860	619,195
Inventories, net	645,266	557,710
Prepaid expenses	36,782	124,209
Total Current Assets	1,516,454	1,875,826

Property and equipment, net	311,227	198,110
Right of use operating lease assets	399,000	465,092
Intangible assets, net	652,898	673,429
Goodwill	120,136	120,136
Security deposits	27,821	27,821

Total Assets	$3,027,536	$3,360,414

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	174,326	$154,507
Customer deposits	86,614	35,680
Current portion of financing lease	31,311	30,556
Current portion of operating lease	111,484	130,628
Current portion of notes payable	306,051	169,697
Total Current Liabilities	709,786	521,068

Long Term Liabilities
Finance lease, net of current portion	67,396	83,376
Operating lease, net of current portion	293,832	338,344
Notes payable, net of current portion	1,405,383	1,323,953

Total Liabilities	2,476,397	2,266,741

Commitments and Contingencies	-	-

Stockholders' Equity
Series A convertible preferred stock, par value $0.001, 401,000 shares authorized, 1,000 shares issued and outstanding, respectively	1	1
Series B convertible preferred stock, par value $0.001, 75,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Common Stock, par value $0.001, 500,000,000 shares authorized, 49,086,326 and 49,086,326 shares issued and outstanding, respectively	49,086	49,086
Common stock payable	24,480	24,480
Additional paid-in capital	1,886,614	1,862,919
Accumulated deficit	(1,409,042)	(842,813)

Total Stockholders' Equity	551,139	1,093,673

Total Liabilities and Stockholders' Equity	$3,027,536	$3,360,414

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

Revenue	$660,699	$631,208	$1,416,647	$1,309,526

Cost of goods sold	434,711	270,442	951,345	624,642

Gross Profit	225,988	360,766	465,302	684,884

Selling, general and administrative expense	442,457	301,681	981,018	543,151

(Loss) Income From Operations	(216,469)	59,085	(515,716)	141,733

Other Expenses
Interest expense, net	(26,799)	(10,669)	(50,513)	(14,514)

(Loss) Income Before Income Taxes	(243,268)	48,416	(566,229)	127,219

ProvisionFor Income Taxes	-	-	-	-

Net (Loss) Income	$(243,268)	$48,416	$(566,229)	$127,219

Net (Loss) Income Per Share;
Basic	$(0.00)	$0.00	$(0.01)	$0.00
Diluted	$(0.00)	$0.00	$(0.01)	$0.00

Weighted Average Shares Outstanding;
Basic	49,536,326	48,336,326	49,536,326	48,336,326
Diluted	49,536,326	89,368,923	49,536,326	89,368,923

See accompanying noted to the condensed consolidated financial statements

Amplitech Group, Inc.

Condensed Consolidated Statements of Stockholders' Equity

For The Three Months and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	For The Three Months Ended June 30, 2020

	Series A Convertible Preferred		Common Stock		Common	Additional		Total
	Number of	Par	Number of	Par	Stock	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Payable	Capital	Deficit	Equity

Balance, March 31, 2020	1,000	$1	49,086,326	$49,086	$24,480	$1,874,766	$(1,165,774)	$782,559

Stock based compensation	-	-	-	-	-	11,848	-	11,848

Net loss for the three months ended June 30, 2020	-	-	-	-	-	-	(243,268)	(243,268)

Balance, June 30, 2020	1,000	$1	49,086,326	$49,086	$24,480	$1,886,614	$(1,409,042)	$551,139

	For The Three Months Ended June 30, 2019

Balance, March 31, 2019	1,000	$1	48,336,326	$48,336	$-	$1,715,726	$(769,955)	$994,108

Stock based compensation	-	-	-	-	-	49,770	-	49,770

Net income for the three months ended June 30, 2019	-	-	-	-	-	-	48,416	48,416

Balance, June 30, 2019	1,000	$1	48,336,326	$48,336	$-	$1,765,496	$(721,539)	$1,092,294

	For The Six Months Ended June 30, 2020

	Series A Convertible Preferred		Common Stock		Common	Additional		Total
	Number of	Par	Number of	Par	Stock	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Payable	Capital	Deficit	Equity

Balance, December 31, 2019	1,000	$1	49,086,326	$49,086	$24,480	$1,862,919	$(842,813)	$1,093,673

Stock based compensation	-	-	-	-	-	23,695	-	23,695

Net loss for the six months ended June 30, 2020	-	-	-	-	-	-	(566,229)	(566,229)

Balance, June 30, 2020	1,000	$1	49,086,326	$49,086	$24,480	$1,886,614	$(1,409,042)	$551,139

	For The Six Months Ended June 30, 2019

Balance, December 31, 2018	1,000	$1	48,336,326	$48,336	$-	$1,715,726	$(848,758)	$915,305

Stock based compensation	-	-	-	-	-	49,770	-	49,770

Net income for the six months ended June 30, 2019	-	-	-	-	-	-	127,219	127,219

Balance, June 30, 2019	1,000	$1	48,336,326	$48,336	$-	$1,765,496	$(721,539)	$1,092,294

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For The Six Months Ended	For The Six Months Ended
	June 30,	June 30,
Cash Flows from Operating Activities:	2020	2019

Net (Loss) Income	$(566,229)	$127,219
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	43,595	25,244
Amortization of prepaid consulting	37,108	21,338
Amortization of right-of-use operating lease asset	66,092	27,253
Stock based compensation	23,695	49,770
Amortization of debt discount	-	1,427
Changes in Operating Assets and Liabilities:
Accounts receivable	217,335	(104,851)
Inventories	(87,556)	21,649
Prepaid expenses	(7,873)	(11,047)
Accounts payable and accrued expenses	19,819	(15,822)
Operating lease liability	(63,656)	(24,696)
Customer deposits	50,934	(74,340)
Total Adjustments	299,493	(84,075)

Net cash (used in) provided by operating activities	(266,736)	43,144

Cash Flows from Investing Activities:
Purchase of equipment	(9,479)	-
Net cash used in investing activities	(9,479)	-

Cash Flows from Financing Activities:
Repayment of line of credit, net	-	(72,897)
Repayments on finance lease	(15,225)	(14,415)
Proceeds from notes payable	232,200	312,137
Repayment of notes payable	(82,926)	-
Net cash provided by financing activities	134,049	224,825

Net change in cash and cash equivalents	(142,166)	267,969

Cash and Cash Equivalents, Beginning of Period	574,712	442,098

Cash and Cash Equivalents, End of Period	$432,546	$710,067

Supplemental disclosures:
Cash paid for interest expense	$46,665	$13,564
Cash paid for income taxes	$-	$50

Non-CashInvesting and Financing Activities
Original issuance discount	$-	$24,465
Adoption of ASC 842 operating lease asset and liability	$-	$113,546
Promissory note on equipment	$68,510	$-
Equipment received for prepaid assets	$58,192

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2020 and 2019 (Unaudited)

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

AmpliTech designs, engineers and assembles microwave component based low noise amplifiers (“LNA”) that meet individual customer specifications. Application of the Company’s proprietary technology results in maximum frequency gain with minimal background noise distortion as required by each customer. The Company has both domestic and international customers in such industries as aerospace, governmental, defense and commercial satellite.

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2020 and 2019 (Unaudited)

The COVID-19 Pandemic

The novel strain of the coronavirus identified in China in late 2019 (COVID-19) has globally spread throughout other areas such as Asia, Europe, the Middle East, and North America and has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns. These measures have temporarily impacted our workforce and operations, and some of the operations of our customers, vendors, suppliers, and partners. Some of the countries in which we operate has been affected by the outbreak and taken measures to try to contain it. The ultimate impact and efficacy of government measures and potential future measures is currently unknown.

There is uncertainty regarding the business impacts from such measures and potential future measures. While we have been able to continue our operations through a combination of work-from-home and social distancing policies implemented to protect employees, these measures have resulted in reduced workforce availability.  Our DOA7 rated orders classifies us as a DHS CISA (“Critical Infrastructure”) company and we have opened May 5, 2020 with the CDC guidelines in place. Restrictions on our access to customer facilities may impact our ability to meet customer demand this quarter and into next quarter and could affect on our financial condition and results of operations.  Some of our customers may have experienced disruptions in their operations, but our RFQ (Request for Quote) activity remains strong which may result in delayed orders in the third and fourth quarters.

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2020 and 2019 (Unaudited)

The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the years ended December 31, 2019 and 2018 included in Form 10-K filed with the SEC.

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

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of June 30, 2020, the Company’s cash and cash equivalents were deposited in two financial institutions.

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing.

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change in the future. No allowance has been recorded at June 30, 2020 and 2019, respectively.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2020 and 2019 (Unaudited)

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

For The Six Months Ended June 30, 2020 and 2019 (Unaudited)

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

For The Six Months Ended June 30, 2020 and 2019 (Unaudited)

We do not have significant returns. We do not typically offer extended warranty or service plans.

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of June 30, 2020 contained a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, rebates, discounts, and other adjustments. The estimates of variable consideration are based on historical payment experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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

Reserves are recorded as a reduction in net sales and are not considered material to our condensed consolidated statements of income for the six months ended June 30, 2020.

Research and Development

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include consultants, outside service, and supplies.  Research and development costs for the six months ended June 30, 2020 and 2019 were $ 23,715 and $ 27,376.

Income Taxes

The Company’s deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At June 30, 2020, the Company had no material unrecognized tax benefits.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2020 and 2019 (Unaudited)

Earnings Per Share

Basic earnings per share (“EPS”) are determined by dividing the net earnings by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. As of June 30, 2020, there were 43,100,000 potentially dilutive shares that need to be considered as common share equivalents and because of the net loss, the effect of these potential common shares is anti-dilutive.

The computation of weighted average shares outstanding and the basic and diluted earnings per share consisted of the following:

	Net (Loss) Income	Shares	Per Share Amount

For the three months ended June 30, 2020:

Basic EPS	$(243,268)	49,536,326	$(0.00)
Effect of dilutive stock options, warrants and series A shares

Diluted EPS	$(243,268)	49,536,326	$(0.00)
For the three months ended June 30, 2019:

Basic EPS	$48,416	48,336,326	$0.00
Effect of dilutive stock options, warrants and series A shares		41,032,597

Diluted EPS	$48,416	89,368,923	$0.00

	Net (Loss) Income	Shares	Per Share Amount

For the six months ended June 30, 2020:

Basic EPS	$(556,229)	49,536,326	$(0.01)
Effect of dilutive stock options, warrants and series A shares

Diluted EPS	$(556,229)	49,536,326	$(0.01)
For the six months ended June 30, 2019:

Basic EPS	$127,219	48,336,326	$0.00
Effect of dilutive stock options, warrants and series A shares		41,032,597

Diluted EPS	$127,219	89,368,923	$0.00

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2020 and 2019 (Unaudited)

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

Concentration of Credit Risk

Financial instruments that potentially subject the company to concentration of credit risk consist primarily of accounts receivable.  The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Therefore, management does not believe significant credit risks exist at June 30, 2020.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2020 and 2019 (Unaudited)

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

3) Revenues

The following table presents sales disaggregated based on geographic regions and for the three and six months ended:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
AmpliTech, Inc.	2020	2019	2020	2019

Domestic sales	$475,100	$495,525	$884,940	$777,875
International sales	104,936	135,683	239,376	531,651
Total sales	$580,036	$631,208	$1,124,316	$1,309,526

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
Specialty Microwave	2020	2019	2010	2019

Domestic sales	$78,369	$-	$288,731	$-
International sales	2,294	-	3,600	-
Total sales	$80,663	$-	$292,331	$-

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2020 and 2019 (Unaudited)

(4) Acquisition of  Specialty Microwave

On September 12, 2019, Amplitech Group Inc. acquired Specialty Microwave Corporation (SMW), a privately held company based in Ronkonkoma, NY.  The purchase included all inventory, orders, customers, property and equipment, and all intellectual property.  The assets also included all eight team members of SMW.  The total consideration paid was $1,143,633, consisting of $668,633 in cash and a $475,000 promissory note with an interest rate of 6%. Additional acquisition costs that were expensed at December 31, 2019 totaled approximately $77,000. The Company also entered a five- year lease on the property located at 120 Raynor Avenue, Ronkonkoma, NY with an option to buy the property during the first two years of the lease for $1.2 mm and then at fair market value for the remainder of the lease term.

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

The following table summarizes the Company’s consolidated results of operations for the period ended, as well as unaudited pro forma consolidated results of operations as though the acquisition had occurred on January 1, 2019.  The proforma results for the six months ended June 30, 2020 are not included in the table below because the operating results of Specialty Microwave were included in our consolidated statement of operations.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2020 and 2019 (Unaudited)

	For The Six Months Ended
	June 30, 2019
	As Reported	Pro Forma

Net sales	$1,309,526	$2,000,751
Net income attributable to common shareholders	127,219	229,581

Earnings per common share, basic and diluted:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

The unaudited pro-forma results of operations are presented for information purposes only.  The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the Acquisition been completed as of January 1, 2019 or to project potential operating results as of any future date or for any future periods.

(5) Inventories

The inventory value at June 30, 2020 and December 31, 2019 was as follows:

	June 30,	December 31,
	2020	2019

Raw Materials	$402,586	$403,397
Work-in Progress	199,721	135,223
Finished Goods	127,233	124,510
Engineering Models	3,726	3,726

Subtotal	$733,266	$666,856
Less: Reserve for Obsolescence	(88,000)	(109,146)

Total	$645,266	$557,710

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2020 and 2019 (Unaudited)

(6) Property and Equipment

Property and Equipment with estimated useful lives of three, five and seven years consisted of the following at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019

Lab Equipment	$861,914	$728,620
Manufacturing Equipment	25,000	25,000
Automobiles	19,527	19,527
Furniture and Fixtures	34,088	31,201

Subtotal	940,529	804,348
Less: Accumulated Depreciation	(629,302)	(606,238)

Total	$311,227	$198,110

Depreciation expense for the six months ended June 30, 2020 and 2019 was $23,064 and $25,244, respectively.

(7)  Intangible Assets

Goodwill

The goodwill is related to the acquisition of Specialty Microwave Corp. on September 12, 2019 and is primarily related to expected improvements and technology performance and functionality, as well sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. Goodwill is generally not amortizable for tax purposes and is not amortizable for financial statement purposes.  As of June 30, 2020, goodwill is valued at $120,136.

Other Intangible Assets

Intangible assets with an estimated useful life of fifteen years consisted of the following at June 30, 2020:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life

Trade name	$70,233	$-	$70,233	Indefinite
Customer relationships	412,860	22,019	390,841	14.7
Intellectual Property	202,771	10,947	191,824	14.7

Total	$685,864	$32,966	$652,898

Amortization expense for the six months ended June 30, 2020 and 2019 were $20,531 and $0, respectively.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2020 and 2019 (Unaudited)

(8) Line of Credit

On September 12, 2019, Amplitech entered a new business line of credit for $500,000 maturing on October 1, 2020. The line will be evaluated monthly on a borrowing base formula advancing 75% of accounts receivables aged less than 90 days and 50% of inventory raw materials costs. The interest rate shall be based upon the Wall Street Journal Prime Rate, plus 1%. As of June 30, 2020, the outstanding balance is $0.

(9) Leases

We adopted ASC 842 “Leases” using the modified retrospective approach, electing the practical expedient that allows us not to restate our comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption.

The following was included in our balance sheet as of June 30, 2020:

Operating leases	As of June 30, 2020
Assets
ROU operating lease assets	$399,000

Liabilities
Current portion of operating lease	102,332
Operating lease, net of current portion	302,984
Total operating lease liabilities	$405,316

Finance leases
Assets
Property and equipment, gross	$157,184
Accumulated depreciation	(44,910)
Property and equipment, net	112,274
Liabilities
Current portion of financing lease	31,311
Finance lease, net of current portion	67,396
Total operating lease liabilities	$98,707

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2020 and 2019 (Unaudited)

The weighted average remaining lease term and weighted average discount rate at June 30, 2020 were as follows:

Weighted average remaining lease term (years)	June 30, 2020
Operating leases	3.88
Finance leases	3.00

Weighted average discount rate	June 30, 2020
Operating leases	6.28%
Finance leases	4.89%

Finance Lease

The Company entered into a 60-month lease agreement to finance certain laboratory equipment in July 2018 with a purchase option of $1.  As such, the Company has accounted for this transaction as a finance lease.

The following table reconciles future minimum finance lease payments to the discounted lease liability as of June 30, 2020:

Remaining in 2020	$18,889
2021	37,778
2022	37,778
2023	18,889
Total lease payments	113,334
Less imputed interest	(7,616)
Less sales tax	(7,012)
Total lease obligations	98,707
Less current obligations	(31,311)
Long-term lease obligations	$67,396

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2020 and 2019 (Unaudited)

On November 27, 2019, the Company entered a 39-month agreement to lease an automobile with a monthly payment of $420

The following table reconciles future minimum operating lease payments to the discounted lease liability as of June 30, 2020:

2020	$78,547
2021	102,849
2022	100,521
2023	98,765
2024	75,972
Total lease payments	456,654
Less imputed interest	(51,338)
Total lease obligations	405,316
Less current obligations	(111,484)
Long-term lease obligations	$293,832

(10) Notes Payable

Promissory Note:

On September 12, 2019, Amplitech Group Inc. acquired Specialty Microwave Corporation (SMW), a privately held company based in Ronkonkoma, NY.  The purchase included all inventory, orders, customers, property and equipment, and all intellectual property.  The assets also included all eight team members of SMW.  The total consideration paid was $1,143,633, consisting of $668,633 in cash and a $475,000 promissory note with an interest rate of 6%.  Beginning November 1, 2019, payment of principal and interest shall be due payable in fifty-nine (59) monthly payments of $9,213 with a final payment due October 1, 2024 of $9,203. As of June 30, 2020, the balance of this promissory note was $419,747.  Principal payments of $34,797 along with interest expense of $11,272 was paid for the six months ended June 30, 2020.  The promissory note is secured by certain assets of the Company.

Loan Payable:

On September 12, 2019, the Company entered a $1,000,000 seven- year term loan with amortization based on a ten- year repayment schedule.  The loan bears interest at a fixed rate of 6.75% with a monthly repayment amount of $11,533. As of June 30, 2020, the balance of the loan was $946,375 and interest expense paid was $33,202.  This loan is collateralized by all Company assets.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2020 and 2019 (Unaudited)

On April 20, 2020, the Company entered into a Paycheck Protection Program Promissory Note (“PPP Note”) in the principal amount of $232,200 (“PPP Loan”) from BNB Bank (“PPP Loan Lender”).  The PPP Loan was obtained pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) administered by the U.S Small Business Administration (“SBA”).  The PPP Loan was disbursed by the PPP Loan Lender on April 20, 2020 (the “Disbursement Date”).  The PPP Loan bears an interest at 1.00% per annum and is payable monthly commencing six months from the Disbursement Date and will mature two years from the Disbursement Date. The Company plans to apply for PPP Loan forgiveness.  At the end of the six month deferment period, the Company shall pay all accrued and unpaid interest outstanding that is not forgiven by the SBA payable in eighteen equal consecutive installments of principal and interest payable commencing on the seven month anniversary of the Note date and including the maturity date.  The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties.  Funds from the PPP Loan may only be used by the Company for 2020 payroll costs, mortgage interest payments, rent and utilities.

This has helped to offset some of the adverse effects of this pandemic and allowed us to serve our customers at a reduced capacity but without experiencing any cancellation of our open orders.

In addition, on September 12, 2019, the Company was approved for a $250,000 equipment leasing facility. The Company has borrowed against the leasing facility as follows:

•	On December 20, 2019, the Company borrowed $58,192 to be paid over a three-year term with monthly payments of $ 1,736 at an interest rate of 5.26%. The balance as of June 30, 2020 was $47,348.

•	On May 14, 2020, the Company borrowed $27,494 to be paid over a three-year term with monthly payments of $815 at an interest rate of 4.268%. The balance as of June 30, 2020 was $25,964.

•	On June 10, 2020, the Company borrowed $41,015 to be paid over a three-year term with monthly payments of $1,216 at an interest rate of 4.278%. The balance as of June 30, 2020 was $39,799.

Future principal payments over the term of the loans as of June 30, 2020 are as follows:

Payments
2020	126,692
2021	366,022
2022	274,308
2023	201,906
Thereafter	742,505
Total remaining payments	$1,711,433

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2020 and 2019 (Unaudited)

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

Common Stock:

The Company originally authorized 50,000,000 shares of common stock with a par value of $0.001. Effective May 20, 2014, the Company increased its authorized shares of common stock from 50,000,000 to 500,000,000. As of June 30, 2020, and December 31, 2019, the Company had 49,086,326 shares of common stock issued and outstanding.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2020 and 2019 (Unaudited)

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

i.

550,000 restricted shares of Common Stock upon the execution of the Agreement implying a price per share of $0.10. These shares were valued on October 15, 2019 at $0.054 with a value of $29,920.As of June 30, 2020, the full amount of $29,920 was expensed as consulting fees and the shares were issued on January 13, 2020.

ii.

$54,000 payable in 450,000 restricted shares of Common Stock six months from the date of the Agreement implying a price per shares of $0.12. These shares were valued on October 15, 2019 at a price of $0.054 with a value of $24,480. As of June 30, 2020, $24,480 was expensed as consulting fees and the shares were issued on July 9, 2020.

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

Warrants:

On April 25, 2019, Wayne Homschek joined the Board of Directors as an independent Director who will aid in corporate strategy, financing and investor relations.  He will be paid $5,000 per month for one year and receive a warrant, exercisable into 3,000,000 shares of common stock at an exercise price of $0.03 per share. As per the agreement, 1,500,000 warrants vest in six months and the remaining balance of 1,500,000 shall vest one year later. The following table summarizes the warrants outstanding of the Company for the three months ended June 30, 2020:

	Number of Warrants	Weighted Average Exercise Price ($)	Intrinsic Value
Outstanding at June 30, 2020	3,000,000	0.03
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2020	3,000,000	0.03	$135,000

Exercisable at June 30, 2020	1,500,000	0.03	$67,500

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2020 and 2019 (Unaudited)

The Company has calculated the estimated fair market value of these warrants at $142,950, using the Black-Scholes model and the following assumptions: expected term 5.75 years, stock price $0.05, exercise price $0.03, 153.48% volatility, 2.35% risk free rate, and no forfeiture rate. The weighted average life of these warrants is 8.82 years.

The Company recognized stock-based compensation of $23,695 and $49,770 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the total remaining unrecognized compensation cost related to non-vested warrants was $15,232.

(13) Subsequent events

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report.

On July 9, 2020, the Company issued 450,000 common shares to Maxim Group, LLC pursuant to their agreement dated October 15, 2019. (See Note 11). As of June 30, 2020, these shares are classified as common stock payable.

On July 25, 2020, Wayne Homschek was terminated as a director of Amplitech Group, Inc. The Board of Directors of the Company determined that the monthly compensation payable to Mr. Homschek was no longer financially viable.Prior to such termination, the Company had no disagreements with Mr. Homschek regarding the reporting or operations of the Company.

On July 28, 2020, Mr. Homschek has elected to exercise 3,000,000 of his cashless warrants.

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

The COVID-19 Pandemic

The novel strain of the coronavirus identified in China in late 2019 (COVID-19) has globally spread throughout other areas such as Asia, Europe, the Middle East, and North America and has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns. These measures have temporarily impacted our workforce and operations and some of the operations of our customers, and vendors, suppliers, and partners. Some of the countries in which we operate has been affected by the outbreak and have already taken measures to try to contain it. The ultimate impact and efficacy of government measures and potential future measures is currently unknown.

There is uncertainty regarding the business impacts from such measures and potential future measures. While we have been able to continue our operations through a combination of work-from-home and social distancing policies implemented to protect employees, these measures have resulted in reduced workforce availability.  Our DOA7 rated orders classifies us as a DHS CISA (“Critical Infrastructure”) company and we have opened on May 5, 2020, with the CDC safeguard guidelines in place.   Restrictions on our access to customer facilities may impact our ability to meet customer demand this quarter and into next quarter and effect on our financial condition and results of operations. Some of our customers may have experienced disruptions in their operations, but our RFQ activity remains strong which may result in delayed orders in third and fourth quarters.

On April 20,2020, the Company entered into a Paycheck Protection Program Promissory Note (“PPP Note”) in the principal amount of $232,200 (“PPP Loan”) from BNB Bank (“PPP Loan Lender”).  The PPP Loan was obtained pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) administered by the U.S Small Business Administration (“SBA”).  The PPP Loan was disbursed by the PPP Loan Lender on April 20, 2020 (the “Disbursement Date”).  The PPP Loan bears an interest at 1.00% per annum and is payable monthly commencing six months from the Disbursement Date and will mature two years from the Disbursement Date. The Company plans to apply for PPP Loan forgiveness. At the end of the six month deferment period, the Company shall pay all accrued and unpaid interest outstanding that is not forgiven by the SBA payable in eighteen equal consecutive installments of principal and interest payable commencing on the seven month anniversary of the Note date and including the maturity date.  The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used by the Company for 2020 payroll costs, mortgage interest payments, rent and utilities. This has helped to offset some of the adverse effects of this pandemic and allowed us to serve our customers at a reduced capacity but without experiencing any cancellation of our open orders.

Results of Operations

For the Six Months Ended June 30, 2020 and June 30, 2019

Revenues

Sales increased by $107,121 or approximately 8.18%, when comparing sales for the six months ended June 30, 2020 of $1,416,647, to sales for the six months ended June 30, 2019 of $1,309,526.  Overall, Amplitech sales were down by approximately $185,000, substantially due to the mandatory shutdown in New York as a result of the COVID-19 virus.  COVID 19 has created uncertainty and disruption with some of our key customers and suppliers, which has had a material, likely short term, impact on our order books and sales. The purchase of Specialty Microwave helped increase sales in the telecommunication sector by $292,331.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by $326,703 or 52.31% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.  This increase is a result of the increase in sales, the increase in cost for outsourcing all orders with significant quantities and the hiring of an additional engineer and assemblers, as well as the addition of Specialty Microwave.  As our product line becomes more customer specific, the cost of engineering support, assembly labor and custom parts have increased as well.  Gross profit decreased by $219,582 or 32.07%, when comparing the first six months of 2020 to the first six months of 2019.   Gross profit percentage decreased from 52.3% to 32.9%.    Our operating performance through June 30,2020 has been negatively impacted by the effect of the COVID-19 pandemic. While we have been able to continue our operations through a combination of work-from-home and social distancing policies implemented to protect employees, these measures have resulted in reduced workforce availability at some of our sites.  These restrictions may impact our ability to meet customer demand temporarily and may affect our financial condition and results of operations, particularly if prolonged.  However, our RFQ (Request for Quotation) activity remains strong and not all our customers and vendors have shut down, so our supply chain is still functioning.  Although there is still uncertainty as to when the economy will return to normal, we expect to continue our business efforts and not shut down unless otherwise mandated by federal and state regulations, and/or more sever pandemic repercussions.

Selling, General and Administrative Expenses

General and administrative expenses increased from $543,151 for the first six months of 2019 compared to $981,018 for the first six months of 2020, an increase of $437,867 or approximately 80.62%. The Company experienced an increase in parent company expenses, such as accounting fees, director’s fees, IR/PR fees, patent consulting and legal fees and stock compensation expense relating to the issuance of warrants.   The Company has hired a new director of sales and marketing associate to promote and expand existing and new product lines. With the acquisition of Specialty Microwave, payroll, health insurance and rent have increased as well as other general and administrative costs.

Income (Loss) From Operations

As a result of the above, the Company had a loss from operations of $515,716, for the six months ended June 30, 2020, compared to income from operations of $141,733, for the six months ended June 30, 2019, an overall decrease of $657,449 or 436.86%

Other Income (Expenses)

Interest expense increased from $14,514 for the first six months of 2019 compared to $50,513 for the first six months of 2020, an increase of $35,999 or 248.03%.    Interest expense increased primarily due to the additional financing received with the acquisition of Specialty Microwave, and the financing of equipment purchases.

For the Three Months Ended June 30, 2020 and June 30, 2019

Revenues

Sales increased by $29,491 or approximately 4.68%, when comparing sales for the three months ended June 30, 2019 of $631,208 to sales for the three months ended June 30, 2020 of $660,699.   Overall, Amplitech sales were down by $51,172, substantially due to the mandatory shutdown in New York as a result of the COVID-19 virus.  The purchase of Specialty Microwave helped increase sales in the telecommunication sector by $80,664 during this time period.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by $164,269 or 60.74% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.  This increase is a result of the increase in sales, the increase in cost for outsourcing all orders with significant quantities and the hiring of an additional engineer and assemblers, as well as the addition of Specialty Microwave.  As our product mix becomes more customer specific and diversified, the cost of manufacturing has increased. This resulted in a 37.36% decrease in gross profit, or $134,778 when comparing the second quarter of 2020 gross profit of $225,989, to the second quarter of 2019 gross profit of $360,766. Gross profit percentage decreased from 57.15% to 34.21%, a decrease of 22.95%. As previously stated, our operating performance for this quarter has been negatively impacted by the effect of the COVID-19 pandemic.

Selling, General and Administrative Expenses

General and administrative expenses increased from $301,681 for the three months ended June 30, 2019 compared to $442,457 for the three months ended June 30, 2020, an increase of $140,776. The Company experienced an increase in parent company expenses, such as accounting fees, director’s fees, IR/PR fees, patent consulting and legal fees and stock compensation expense relating to the issuance of warrants.   The Company has hired a new director of sales and marketing associate to promote and expand existing and new product lines. With the acquisition of Specialty Microwave, payroll, health insurance and rent have increased as well as other general and administrative costs.

Income(Loss) from Operations

As a result of the above, the Company had net loss from operations of $216,469 for the three months ended June 30, 2020 compared to net income from operations of $59,085 for the three months ended June 30, 2019, a decrease of $275,554.

Other Income (Expenses)

Interest expense increased from $10,669 for the three months ended June 30, 2019 compared to $26,799 for the three months ended June 30, 2020, an increase of $16,130. Additional interest expense was incurred for the financing of our equipment purchases and loans payable.

Liquidity and Capital Resources

We have historically financed our operations by the issuance of debt from third party lenders, notes issued to various private individuals and personal funds advanced from time to time by the majority shareholder, who is also the President and Chief Executive Officer of the Company.

As of June 30, 2020, we had $432,546 in cash and cash equivalents compared to $574,712 in cash and cash equivalents as of December 31, 2019. As of December 31, 2019, and June 30, 2020 we had a working capital surplus of $1,354,758 and $806,668, respectively. Stockholders’ equity was valued at $1,093,673 and $551,487 at December 31, 2019 and June 30, 2020, respectively.

Net cash used in operating activities was $266,736 for the six months ended June 30, 2020, resulting primarily from the net loss and operating changes in accounts receivable, inventory, accounts payable and accrued expenses and operating lease liability.  Net cash used in investing activities was a result the purchase of equipment.  Net cash provided by financing activities for the six months ended June 30, 2020 was $142,166 which resulted primarily from the repayment of the lease financing and notes payable, offset against the PPP loan proceeds.

As of June 30, 2019, we had $710,067 in cash and cash equivalents compared to $442,098 in cash and cash equivalents as of December 31, 2018. As of December 31, 2018, and June 30, 2019 we had a working capital surplus of $836,786 and $1,228,521, respectively.  Stockholders’ equity was valued at $915,305 and $1,092,294 at December 31, 2018 and June 30, 2019, respectively.

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

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the six month period ended June 30, 2020, to the items disclosed as critical accounting policies in management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Based on that evaluation, as of June 30, 2020, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

AmpliTech Group, Inc.

Date: August 14, 2020	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2020	By:	/s/ Louisa Sanfratello
Louisa Sanfratello Chief Financial Officer (Principal Financial Officer)

