Form 10-Q
period 2020-09-30
AmpliTech Group, Inc.
filed 2020-11-16
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

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

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of November 13, 2020 the registrant had 51,588,958 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2020

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AmpliTech Group, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$425,876	$574,712
Accounts receivable	766,489	619,195
Inventories, net	602,436	557,710
Prepaid expenses	72,504	124,209
Total Current Assets	1,867,305	1,875,826

Property and equipment, net	299,566	198,110
Right of use operating lease assets	365,064	465,092
Intangible assets, net	642,553	673,429
Goodwill	120,136	120,136
Security deposits	27,821	27,821

Total Assets	$3,322,445	$3,360,414

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$201,394	$154,507
Customer deposits	112,612	35,680
Current portion of financing lease	31,695	30,556
Current portion of operating lease	98,275	130,628
Current portion of notes payable	208,297	169,697
Line of credit	300,000	-
Total Current Liabilities	952,273	521,068

Long Term Liabilities
Finance lease, net of current portion	59,327	83,376
Operating lease, net of current portion	273,672	338,344
Notes payable, net of current portion	1,453,791	1,323,953
Total Liabilities	2,739,063	2,266,741

Commitments and Contingencies	-	-

Stockholders' Equity
Series A convertible preferred stock, par
value $0.001, 401,000 shares authorized,
1,000 shares issued and
outstanding, respectively	1	1
Series B convertible preferred stock, par
value $0.001, 75,000 shares authorized, 0
shares issued and outstanding, respectively	-	-
Common Stock, par value $0.001,
500,000,000 shares authorized,
51,588,958 and 49,086,326 shares
issued and outstanding, respectively	51,589	49,086
Common stock payable	-	24,480
Additional paid-in capital	1,923,824	1,862,919
Accumulated deficit	(1,392,032)	(842,813)

Total Stockholders' Equity	583,382	1,093,673

Total Liabilities and
Stockholders' Equity	$3,322,445	$3,360,414

See accompanying notes to the unaudited condensed consolidated financial statements

AmpliTech Group, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

Revenue	$1,150,732	$708,896	$2,567,379	$2,018,422

Cost of goods sold	630,486	358,526	1,581,831	983,168

Gross Profit	520,246	350,370	985,548	1,035,254

Selling, general and administrative expense	475,248	478,297	1,456,266	1,021,448

Income (Loss) From Operations	44,998	(127,927)	(470,718)	13,806

Other Expenses
Interest expense, net	(27,988)	(10,457)	(78,501)	(24,971)

Income (Loss) Before Income Taxes	17,010	(138,384)	(549,219)	(11,165)

Provision For Income Taxes	-	-	-	-

Net Income (Loss)	$17,010	$(138,384)	$(549,219)	$(11,165)

Net Income (Loss) Per Share;
Basic	$0.00	$(0.00)	$(0.01)	$(0.00)
Diluted	$0.00	$(0.00)	$(0.01)	$(0.00)

Weighted Average Shares Outstanding;
Basic	50,964,244	48,336,326	50,015,773	48,336,326
Diluted	90,921,254	48,336,326	50,015,773	48,336,326

See accompanying notes to the unaudited condensed consolidated financial statements

AmpliTech Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Nine	For The Nine
	Months Ended	Months Ended
	September 30,	September 30,
Cash Flows from Operating Activities:	2020	2019

Net Loss	$(549,219)	$(11,165)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	67,678	31,997
Amortization of prepaid consulting	37,108	32,184
Amortization of right-of-use operating lease asset	100,028	44,229
Stock based compensation	38,928	119,148
Amortization of debt discount	-	2,650
Changes in Operating Assets and Liabilities:
Accounts receivable	(147,294)	(302,929)
Inventories	(44,726)	19,225
Prepaid expenses	(43,595)	59,145
Security deposits	-	(15,000)
Accounts payable and accrued expenses	46,887	117,904
Operating lease liability	(97,025)	(39,261)
Customer deposits	76,932	(53,004)
Total Adjustments	34,921	16,288

Net cash (used in) provided by operating activities	(514,298)	5,123

Cash Flows from Investing Activities:
Purchase of equipment	(11,557)	(668,633)
Net cash used in investing activities	(11,557)	(668,633)

Cash Flows from Financing Activities:
Proceeds from line of credit	300,000	-
Repayment of line of credit, net	-	(72,897)
Repayments on finance lease	(22,910)	(21,754)
Proceeds from notes payable	232,200	1,298,374
Repayment of notes payable	(132,272)	-
Net cash provided by financing activities	377,018	1,203,723

Net change in cash and cash equivalents	(148,837)	540,213

Cash and Cash Equivalents, Beginning of Period	574,712	442,098

Cash and Cash Equivalents, End of Period	$425,875	$982,311

Supplemental disclosures:
Cash paid for interest expense	$71,125	$20,388
Cash paid for income taxes	$-	$50

Non-Cash Investing and Financing Activities
Original issuance discount	$-	$24,465
Adoption of ASC 842 operating lease asset and liability	$-	$523,313
Promissory note on equipment	$68,510	$-
Equipment received for prepaid assets	$58,192	$-
Common stock issued for common stock payable	$24,480	$-
Cashless exercise of warrant	$2,053	$-
Promissory note issued in Specialty acquisition	$-	$475,000
Intangible assets acquired in Specialty acquisition	$-	$806,000
Inventory acquired in Specialty acquisition	$-	$301,754
Property acquired in Specialty acquisition	$-	$46,156
Liabilities assumed in Specialty acquisition	$-	$10,277

See accompanying notes to the unaudited condensed consolidated financial statements

Amplitech Group, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For The Three Months and Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	For The Three Months Ended September 30, 2020
	Series A Convertible Preferred		Common Stock		Common	Additional		Total
	Number of	Par	Number of	Par	Stock	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Payable	Capital	Deficit	Equity

Balance, June 30, 2020	1,000	$1	49,086,326	$49,086	$24,480	$1,886,614	$(1,409,042)	$551,139

Common stock issued for common stock payable	-	-	450,000	450	(24,480)	24,030	-	-

Stock based compensation	-	-	-	-	-	15,233	-	15,233

Common stock issued upon exercise of warrants	-	-	2,052,632	2,053	-	(2,053)	-	-

Net income for the three months ended September 30, 2020	-	-	-	-	-	-	17,010	17,010

Balance, September 30, 2020	1,000	$1	51,588,958	$51,589	$-	$1,923,824	$(1,392,032)	$583,382

	For The Three Months Ended September 30, 2019

Balance, June 30, 2019	1,000	$1	48,336,326	$48,336	$-	$1,765,496	$(721,539)	$1,092,294

Stock based compensation	-	-	-	-	-	69,378	-	69,378

Net loss for the three months ended September 30, 2019	-	-	-	-	-	-	(138,384)	(138,384)

Balance, September 30, 2019	1,000	$1	48,336,326	$48,336	$-	$1,834,874	$(859,923)	$1,023,288

	For The Nine Months Ended September 30, 2020
	Series A Convertible Preferred		Common Stock		Common	Additional		Total
	Number of	Par	Number of	Par	Stock	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Payable	Capital	Deficit	Equity

Balance, December 31, 2019	1,000	$1	49,086,326	$49,086	$24,480	$1,862,919	$(842,813)	$1,093,673

Common stock issued for common stock payable	-	-	450,000	450	(24,480)	24,030	-	-

Stock based compensation	-	-	-	-	-	38,928	-	38,928

Common stock issued upon exercise of warrants	-	-	2,052,632	2,053	-	(2,053)	-	-

Net loss for the nine months ended September 30, 2020	-	-	-	-	-	-	(549,219)	(549,219)

Balance, September 30, 2020	1,000	$1	51,588,958	$51,589	$-	$1,923,824	$(1,392,032)	$583,382

	For The Nine Months Ended September 30, 2019

Balance, December 31, 2018	1,000	$1	48,336,326	$48,336	$-	$1,715,726	$(848,758)	$915,305

Stock based compensation	-	-	-	-	-	119,148	-	119,148

Net loss for the nine months ended September 30, 2019	-	-	-	-	-	-	(11,165)	(11,165)

Balance, September 30, 2019	1,000	$1	48,336,326	$48,336	$-	$1,834,874	$(859,923)	$1,023,288

See accompanying notes to the unaudited condensed consolidated financial statements

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

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

For The Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

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

There is uncertainty regarding the business impacts from such measures and potential future measures. While we have been able to continue our operations through a combination of work-from-home and social distancing policies implemented to protect employees, these measures have resulted in reduced workforce availability. Our DOA7 rated orders classifies us as a DHS CISA (“Critical Infrastructure”) company and we opened May 5, 2020 with the CDC guidelines in place. Restrictions on our access to customer facilities may impact our ability to meet customer demand this quarter and into next quarter and could effect on our financial condition and results of operations. Some of our customers may have experienced disruptions in their operations, but our RFQ (Request for Quote) activity remains strong which may result in delayed orders in the fourth quarter.

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the years ended December 31, 2019 and 2018 included in Form 10-K filed with the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All inter company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of September 30, 2020, the Company’s cash and cash equivalents were deposited in two financial institutions.

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing.

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change in the future. No allowance has been recorded at September 30, 2020 and 2019, respectively.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

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

For The Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

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

For The Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

We do not have significant returns. We do not typically offer extended warranty or service plans.

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of September 30, 2020 contained a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, rebates, discounts, and other adjustments. The estimates of variable consideration are based on historical payment experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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

Reserves are recorded as a reduction in net sales and are not considered material to our condensed consolidated statements of income for the nine months ended September 30, 2020.

Research and Development

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include consultants, outside service, and supplies. Research and development costs for the nine months ended September 30, 2020 and 2019 were $ 41,083 and $ 48,262.

Income Taxes

The Company’s deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At September 30, 2020, the Company had no material unrecognized tax benefits.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

Earnings Per Share

Basic earnings per share (“EPS”) are determined by dividing the net earnings by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. As of September 30, 2020, there were 40,100,000 potentially dilutive shares that need to be considered as common share equivalents and because of the net loss, the effect of these potential common shares is anti-dilutive.

The computation of weighted average shares outstanding and the basic and diluted earnings per share consisted of the following:

	Net (Loss) Income	Shares	Per Share Amount

For the three months ended September 30, 2020:

Basic EPS	$17,010	50,964,244	$0.00
Effect of dilutive stock options, warrants and series A shares		40,100,000

Diluted EPS	$17,010	90,921,254	$0.00
For the three months ended September 30, 2019:

Basic EPS	$(138,384)	48,336,326	$(0.00)
Effect of dilutive stock options, warrants and series A shares

Diluted EPS	$(138,384)	48,336,326	$(0.00)

	Net (Loss) Income	Shares	Per Share Amount

For the nine months ended September 30, 2020:

Basic EPS	$(549,219)	50,015,773	$(0.01)
Effect of dilutive stock options, warrants and series A shares

Diluted EPS	$(549,219)	50,015,773	$(0.01)
For the nine months ended September 30, 2019:

Basic EPS	$(11,165)	48,336,326	$(0.00)
Effect of dilutive stock options, warrants and series A shares

Diluted EPS	$(11,165)	48,336,326	$(0.00)

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

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

Concentration of Credit Risk

Financial instruments that potentially subject the company to concentration of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Therefore, management does not believe significant credit risks exist at September 30, 2020.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the fair value measurements disclosures with the primary focus to improve effectiveness of disclosures in the notes to the financial statements that is most important to the users. The new guidance modifies the required disclosures related to the valuation techniques and inputs used, uncertainty in measurement, and changes in measurements applied. The adoption of this standard became effective for us on January 1,2020 and did not have a material impact on our consolidated financial statements.

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

(3) Revenues

The following table presents sales disaggregated based on geographic regions and for the three and nine months ended:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

Domestic sales	$1,031,653	$505,844	$2,205,324	$1,283,720
International sales	119,079	203,052	362,055	734,702
Total sales	$1,150,732	$708,896	$2,567,379	$2,018,422

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

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

The following table summarizes the allocation of the purchase price of the acquisition:

Provisional purchase consideration at fair value:
Cash	$668,633
Promissory Note	475,000
Total purchase price	$1,143,633

Allocation of purchase price:
Inventory	$301,754
Property and equipment	46,156
Goodwill	120,136
Trade name	70,233
Customer relationships	412,860
Intellectual property	202,771
Less: Customer Deposit	(10,277)
Net assets acquired	$1,143,633

The following table summarizes the Company’s consolidated results of operations for the period ended, as well as unaudited pro forma consolidated results of operations as though the acquisition had occurred on January 1, 2019. The proforma results for the nine months ended September 30, 2020 are not included in the table below because the operating results of Specialty Microwave were included in our consolidated statement of operations.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

	For The Nine Months Ended
	September 30, 2019
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

(5) Inventories

The inventory value at September 30, 2020 and December 31, 2019 were as follows:

	September 30,	December 31,
	2020	2019
Raw Materials	$427,974	$403,397
Work-in Progress	132,746	135,223
Finished Goods	125,990	124,510
Engineering Models	3,726	3,726
Subtotal	$690,436	$666,856
Less: Reserve for Obsolescence	(88,000)	(109,146)
Total	$602,436	$557,710

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

(6) Property and Equipment

Property and Equipment consisted of the following at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Lab Equipment	$861,914	$728,620
Manufacturing Equipment	25,000	25,000
Automobiles	19,527	19,527
Furniture and Fixtures	36,165	31,201

Subtotal	942,606	804,348
Less: Accumulated Depreciation	(643,040)	(606,238)

Total	$299,566	$198,110

Depreciation expense for the nine months ended September 30, 2020 and 2019 was $36,802 and $31,997, respectively.

(7) Intangible Assets

Goodwill

The goodwill is related to the acquisition of Specialty Microwave Corp. on September 12, 2019 and is primarily related to expected improvements and technology performance and functionality, as well sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. Goodwill is generally not amortizable for tax purposes and is not amortizable for financial statement purposes. As of September 30, 2020, goodwill is valued at $120,136.

Other Intangible Assets

Intangible assets with an estimated useful life of fifteen years consisted of the following at September 30, 2020:

	Gross Carrying	Accumulated		Weighted
	Amount	Amortization	Net	Average Life
Trade name	$70,233	$-	$70,233	Indefinite
Customer relationships	412,860	28,957	383,903	14
Intellectual Property	202,771	14,354	188,417	14

Total	$685,864	$43,311	$642,553

Amortization expense for the nine months ended September 30, 2020 and 2019 was $30,876 and $0, respectively.

Annual amortization of intangible assets are as follows:

Remaining in 2020	$10,292
2021	41,042
2022	41,042
2023	41,042
2024	41,042
Thereafter	438,902
$572,320

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

(8) Line of Credit

On September 12, 2019, AmpliTech entered a new business line of credit for $500,000 maturing on October 1, 2020. The line will be evaluated monthly on a borrowing base formula advancing 75% of accounts receivables aged less than 90 days and 50% of inventory raw materials costs. The interest rate shall be based upon the Wall Street Journal Prime Rate, plus 1%. As of September 30, 2020, the outstanding balance is $300,000, with accrued interest of $1,008.

(9) Leases

We adopted ASC 842 “Leases” using the modified retrospective approach, electing the practical expedient that allows us not to restate our comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption.

The following was included in our balance sheet as of September 30, 2020:

Operating leases	As of September 30, 2020
Assets
ROU operating lease assets	$365,064

Liabilities
Current portion of operating lease	98,275
Operating lease, net of current portion	273,672
Total operating lease liabilities	$371,947

Finance leases
Assets
Property and equipment, gross	$157,184
Accumulated depreciation	(50,523)
Property and equipment, net	106,661
Liabilities
Current portion of financing lease	31,695
Finance lease, net of current portion	59,327
Total operating lease liabilities	$91,022

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

The weighted average remaining lease term and weighted average discount rate at September 30, 2020 were as follows:

Weighted average remaining lease term (years)	September 30, 2020
Operating leases	3.75
Finance leases	3.75

Weighted average discount rate	September 30, 2020
Operating leases	6.28%
Finance leases	4.89%

Finance Lease

The Company entered into a 60-month lease agreement to finance certain laboratory equipment in July 2018 with a purchase option of $1. As such, the Company has accounted for this transaction as a finance lease.

The following table reconciles future minimum finance lease payments to the discounted lease liability as of September 30, 2020:

Remaining in 2020	$9,445
2021	37,778
2022	37,778
2023	18,889
Total lease payments	103,890
Less imputed interest	(6,442)
Less sales tax	(6,426)
Total lease obligations	91,022
Less current obligations	(31,695)
Long-term lease obligations	$59,327

Operating Leases

On December 4, 2015, the Company entered into a new operating lease agreement to rent office space in Bohemia, NY. This five-year agreement commenced February 1, 2016 with an annual rent of $50,000 and 3.75% increases in each successive lease year.

On January 15, 2016, the Company entered into a five-year agreement to lease 2 copiers with and annual payment of $2,985.

On September 12, 2019, the Company entered into a new operating lease agreement to rent office space in Ronkonkoma, NY. This five-year agreement commenced on September 12, 2019 with an annual rent of $90,000 and 3% increase in each successive lease year beginning in 2021. The Company has an option to buy the property during the first two years of the lease for $1,200,000 and then at fair market value for the remainder of the lease term.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

On November 27, 2019, the Company entered a 39-month agreement to lease an automobile with a monthly payment of $420

The following table reconciles future minimum operating lease payments to the discounted lease liability as of September 30, 2020:

2020	$39,086
2021	102,849
2022	100,521
2023	98,765
2024	75,972
Total lease payments	417,193
Less imputed interest	(45,246)
Total lease obligations	371,947
Less current obligations	(98,275)
Long-term lease obligations	$273,672

(10) Notes Payable

Promissory Note:

On September 12, 2019, AmpliTech Group Inc. acquired Specialty Microwave Corporation(SMW), a privately held company based in Ronkonkoma, NY. The purchase included all inventory, orders, customers, property and equipment, and all intellectual property. The assets also included all eight team members of SMW. The total consideration paid was $1,143,633, consisting of $668,633 in cash and a $475,000 promissory note with an interest rate of 6%. Beginning November 1, 2019, payment of principal and interest shall be due payable in fifty-nine (59) monthly payments of $9,213 with a final payment due October 1, 2024 of $9,203. As of September 30, 2020, the balance of this promissory note was $398,439. Principal payments of $56,107 along with interest expense of $17,604 was paid during the nine months ended September 30, 2020. The promissory note is secured by certain assets of the Company.

Loan Payable:

On September 12, 2019, the Company entered a $1,000,000 seven-year term loan with amortization based on a ten- year repayment schedule. The loan bears interest at a fixed rate of 6.75% with a monthly repayment amount of $11,533. As of September 30, 2020, the balance of the loan was $928,347 and interest expense paid was $49,772. This loan is collateralized by all Company assets.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

On April 20, 2020, the Company entered into a Paycheck Protection Program Promissory Note (“PPP Note”) in the principal amount of $232,200 (“PPP Loan”) from BNB Bank (“PPP Loan Lender”). The PPP Loan was obtained pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid Reliefand Economic Security Act (“CARES Act”) administered by the U.S Small Business Administration (“SBA”). The PPP Loan was disbursed by the PPP Loan Lender on April 20, 2020 (the “Disbursement Date”). The PPP Loan bears an interest at 1.00% per annum and will mature two years from the Disbursement Date. The Company plans to apply for PPP Loan forgiveness. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used by the Company for 2020 payroll costs, mortgage interest payments, rent and utilities.

This has helped to offset some of the adverse effects of this pandemic and allowed us to serve our customers at a reduced capacity but without experiencing any cancellation of our open orders.

In addition, on September 12, 2019, the Company was approved for a $250,000 equipment leasing facility. The Company has borrowed against the leasing facility as follows:

•	On December 20, 2019, the Company borrowed $58,192 to be paid over a three-year term with monthly payments of $ 1,736 at an interest rate of 5.26%. The balance as of September 30, 2020 was $42,709.
•	On May 14, 2020, the Company borrowed $27,494 to be paid over a three-year term with monthly payments of $815 at an interest rate of 4.268%. The balance as of September 30, 2020 was $23,804.
•	On June 10, 2020, the Company borrowed $41,015 to be paid over a three-year term with monthly payments of $1,216 at an interest rate of 4.278%. The balance as of September 30, 2020 was $36,589.

Future principal payments over the term of the loans as of September 30, 2020 are as follows:

Payments
2020	75,777
2021	364,123
2022	273,770
2023	201,729
Thereafter	746,689
Total remaining payments	$1,662,088

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

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

On July 9, 2020, Maxim was issued 450,000 shares of common stock in exchange for common stock payable.

On July 28, 2020, Wayne Homschek elected to exercise 3,000,000 of his cashless warrants and 2,052,632 of common stock was issued.

As of September 30, 2020, and December 31, 2019, the Company had 51,588,958 and 49,086,326 shares of common stock issued and outstanding.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

On October 15, 2019, the Company engaged Maxim Group LLC (“Maxim”) as its financial advisor to assist the Company in growth strategy to the investment community with an ultimate goal of a potential up-list and capital raise on NASDAQ.

As consideration for Maxim’s services, Maxim shall be entitled to receive, and the Company agrees to pay Maxim, the following compensation:

(a) The Company will issue to Maxim or its designees 2,000,000 shares of the Company’s Common Stock (“Common Stock”) based on the following schedule:

i.	550,000 restricted shares of Common Stock upon the execution of the Agreement implying a price per share of $0.10. These shares were valued on October 15, 2019 at $0.054 with a value of $29,920. As of September 30,2020, the full amount of $29,920 was expensed as consulting fees and the shares were issued on January 13, 2020.

ii.	$54,000 payable in 450,000 restricted shares of Common Stock six months from the date of the Agreement implying a price per shares of $0.12. These shares were valued on October 15, 2019 at a price of $0.054 with a value of $24,480. As of September 30, 2020, $24,480 was expensed as consulting fees and the shares were issued on July 9, 2020.

iii.	1,000,000 restricted shares of Common Stock upon an up listing of the Company’s Common Stock to a national exchange.

Options:

During 2014, the Company granted the chief executive officer of the Company an immediately exercisable option to purchase an aggregate of 400,000 shares of Series A at an exercise price of $0.0206 per share. There is no expiration date for this option and the related expense has been recorded in prior years.

Warrants:

On April 25, 2019, Wayne Homschek joined the Board of Directors as an independent Director who aided in corporate strategy, financing and investor relations. He was paid $5,000 per month for one year and receive a warrant, exercisable into 3,000,000 shares of common stock at an exercise price of $0.03 per share. As per the agreement, 1,500,000 warrants vested in six months and the remaining balance of 1,500,000 vested one year later. The following table summarizes the warrants outstanding of the Company for the nine months ended September 30, 2020:

	Number of	Weighted Average
	Warrants	Exercise Price ($)
Outstanding at December 31,2019	3,000,000	.03
Granted	-	-
Exercised	(3,000,000)	(.03)
Expired	-	-
Outstanding at September 30, 2020	0	0

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

The Company has calculated the estimated fair market value of these warrant sat $142,950, using the Black-Scholes model and the following assumptions: expected term 5.75 years, stock price $0.05, exercise price $0.03, 153.48% volatility, 2.35% risk free rate, and no forfeiture rate.

The Company recognized stock-based compensation of $38,928 and $119,148 for the nine months ended September 30, 2020 and 2019, respectively.

On July 25, 2020, Wayne Homschek was terminated as a director of Amplitech Group, Inc. The Board of Directors of the Company determined that the monthly compensation payable to Mr. Homschek was no longer financially viable. Prior to such termination, the Company had no disagreements with Mr. Homschek regarding the reporting or operations of the Company. Upon Mr. Homshek's termination, the Company accelerated the vesting period of his warrants. On July 28, 2020, Mr. Homschek exercised 3,000,000 of his cashless warrants for 2,052,632 of common stock.

(12) Commitments and Contingencies:

On September 21, 2020, the Company engaged a service provider for a fee up to $200,000 to be paid in installments based upon the occurrence of certain events. The Company also agreed to issue 2,000,000 shares of common stock to service providers.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

(13) Subsequent events

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report.

On October 14,2020, the Company filed a preliminary information statement on Schedule 14C highlighting the following:

(1) the authorization of the Company’s Board of Directors to effect a reverse stock split of the Company’s common stock, in connection with a potential listing on a national stock exchange in a ratio to be determined by the Board based on market conditions and the Company’s trading price at the time of such reverse split in the range of 1:100 to 1:200, whereby every 100-200 shares of the authorized, issued and outstanding common stock shall be combined into one (1) share of authorized, issued and outstanding common stock;

(2) to amend and restate the Company’s articles of incorporation to keep the authorized shares of Common Stock at 500,000,000 and set the authorized shares of blank check preferred stock at 1,000,000;

(3) to amend and restate the Company’s Bylaws

(4) to amend and restate the certificate of designation of preferences, rights and limitations of the Series A convertible preferred stock in order to restate the designation of 401,000 shares of blank check Preferred Stock as Series A Preferred and refile the rights thereof;

(5) to withdraw the Series B preferred stock designation collectively with the Amended Articles, the Amended Bylaws and the Amended Certificate, and;

(6) to adopt the 2020 Equity Incentive Plan.

As of the filing of this report, the 14C is still in the approval process and not effective.

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

On September 12, 2019, Amplitech Group Inc. acquired the assets of Specialty Microwave Corporation(SMW), a privately held company based in Ronkonkoma, NY. The purchase included all inventory, orders, customers, property and equipment, and all intellectual property. The assets also included all eight team members of SMW. The total consideration paid was $1,143,633, consisting of $668,633 in cash and a $475,000 promissory note with an interest rate of 6%. The Company also entered into a five- year lease on the property located at 120 Raynor Avenue, Ronkonkoma, NY with an option to buy the property during the first two years of the lease for $1.2 mm and then at fair market value for the remainder of the lease term.

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

There is uncertainty regarding the business impacts from such measures and potential future measures. While we have been able to continue our operations through a combination of work-from-home and social distancing policies implemented to protect employees, these measures have resulted in reduced workforce availability. Our DOA7 rated orders classifies us as a DHS CISA (“Critical Infrastructure”) company and we opened on May 5, 2020, with the CDC safeguard guidelines in place. Restrictions on our access to customer facilities may impact our ability to meet customer demand this quarter and into next quarter and effect on our financial condition and results of operations. Some of our customers may have experienced disruptions in their operations, but our RFQ activity remains strong which may result in delayed orders in the fourth quarter.

On April 20, 2020, the Company entered into a Paycheck Protection Program Promissory Note (“PPP Note”) in the principal amount of $232,200 (“PPP Loan”) from BNB Bank (“PPP Loan Lender”). The PPP Loan was obtained pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) administered by the U.S Small Business Administration (“SBA”). The PPP Loan was disbursed by the PPP Loan Lender on April 20, 2020 (the “Disbursement Date”). The PPP Loan bears an interest at 1.00% per annum and will mature two years from the Disbursement Date. The Company plans to apply for PPP Loan forgiveness. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used by the Company for 2020 payroll costs, mortgage interest payments, rent and utilities. This has helped to offset some of the adverse effects of this pandemic and allowed us to serve our customers at a reduced capacity but without experiencing any cancellation of our open orders.

Results of Operations

For the Nine Months Ended September 30, 2020 and September 30, 2019

Revenues

Sales increased by $548,957 or approximately 27.2%, when comparing sales for the nine months ended September 30, 2020 of $2,567,379 to sales for the nine months ended September 30, 2019 of $2,018,422. Amplitech sales were up by approximately $37,043. The purchase of Specialty Microwave helped increase sales in the telecommunication sector by $511,914.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by $598,663 or 60.9% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This increase is a result of the increase in sales, the increase in cost for outsourcing all orders with significant quantities and the hiring of an additional engineer and assemblers, as well as the addition of Specialty Microwave. As our product line becomes more customer specific, the cost of engineering support, assembly labor and custom parts have increased as well. Gross profit decreased by $49,706 or 4.80%, when comparing the first nine months of 2020 to the first nine months of 2019. Gross profit percentage decreased from 51.29% to 38.39%. Our overall operating performance through September 30, 2020 has been negatively impacted by the effect of the COVID-19 pandemic. While we have been able to continue our operations through a combination of work-from-home and social distancing policies implemented to protect employees, these measures have resulted in reduced workforce availability at some of our sites. These restrictions may impact our ability to meet customer demand temporarily and may affect our financial condition and results of operations, particularly if prolonged. However, our RFQ (Request for Quotation) activity remains strong and not all our customers and vendors have shut down, so our supply chain is still functioning. Although there is still uncertainty as to when the economy will return to normal, we expect to continue our business efforts and not shut down unless otherwise mandated by federal and state regulations, and/or more severe pandemic repercussions.

Selling, General and Administrative Expenses

General and administrative expenses increased from $1,021,448 for the first nine months of 2019 compared to $1,456,266 for the first nine months of 2020, an increase of $434,818 or approximately 42.57%. The Company experienced an increase in parent company expenses, such as accounting fees, director’s fees, patent consulting and legal fees and stock compensation expense relating to the issuance of warrants. The Company has hired a new director of sales and marketing associate to promote and expand existing and new product lines. We have also incurred additional equipment leasing costs to help test hi frequency amplifiers. With the acquisition of Specialty Microwave, payroll, health insurance and rent have increased as well as other general and administrative costs.

Income (Loss) From Operations

As a result of the above, the Company had a loss from operations of $470,718 for the nine months ended September 30, 2020, compared to income from operations of $13,806 for the nine months ended September 30, 2019, an overall increase of $484,524 or 3509.52%

Other Income (Expenses)

Interest expense increased from $24,971 for the first nine months of 2019 compared to $78,501 for the first nine months of 2020, an increase of $53,530 or 214.37%. Interest expense increased primarily due to the additional financing received with the acquisition of Specialty Microwave, the financing of equipment purchases and line of credit borrowing.

Net Loss

The Company had a net loss $549,219 and $11,165 for the nine months ending September 30, 2020 and 2019, respectively.

For the Three Months Ended September 30, 2020 and September 30, 2019

Revenues

Sales increased by $441,836 or approximately 62.33%, when comparing sales for the three months ended September 30, 2019 of $708,896 to sales for the three months ended September 30, 2020 of $1,150,732. Overall, Amplitech sales increased by $222,253 in the defense, aerospace and satellite communications markets. The purchase of Specialty Microwave helped increase sales in the telecommunication sector by $219,583 during this time period. Although the COVID-19 pandemic adversely impacted revenue in March of 2020, sales have begun to improve in the third quarter of 2020 as the economy has begun to reopen. However, there is an ongoing risk that the COVID-19 pandemic may again have a material effect on our sales in future periods.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by $271,960 or 75.86% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This increase is a result of the increase in sales, the increase in cost for outsourcing all orders with significant quantities and the hiring of an additional engineer and assemblers, as well as the addition of Specialty Microwave. As our product mix becomes more customer specific and diversified, the cost of manufacturing has increased. This resulted in a 48.48% increase in gross profit, or $169,876 when comparing the third quarter of 2020 gross profit of $520,246 to the third quarter of 2019 gross profit of $350,370. Gross profit percentage decreased from 49.42% to 45.21%, a decrease of 4.12% as a result of the product mix.

Selling, General and Administrative Expenses

General and administrative expenses decreased from $478,297 for the three months ended September 30, 2019 compared to $475,248 for the three months ended September 30, 2020, a decrease of $3,049. For the three months ended September 30, 2020, there was a decrease in parent company expenses. The termination of our director led to a decrease in director’s fees and stock compensation. In addition, expenses relating to the asset acquisition of Specialty Microwave, such as accounting, legal and consulting expenses were incurred during the three months ended September 30, 2019. While parent expenses have decreased, Amplitech Inc. did incur an increase in selling, general and administrative expenses for the three months ended September 30, 2020. The Company hired a new director of sales and marketing associate to promote and expand existing and new product lines. We have also incurred additional equipment leasing costs to help test hi frequency amplifiers. With the acquisition of Specialty Microwave, payroll, health insurance and rent have increased as well as other general and administrative costs.

Income (Loss) from Operations

As a result of the above, the Company had net income from operations of $44,998 for the three months ended September 30, 2020 compared to net loss from operations of $127,927 for the three months ended September 30, 2019, primarily due to the expenses incurred for the acquisition of Specialty Microwave.

Other Income (Expenses)

Interest expense increased from $10,457 for the three months ended September 30, 2019 compared to $27,989 for the three months ended June 30, 2020, an increase of $17,532. Interest expense increased primarily due to the additional financing received with the acquisition of Specialty Microwave, the financing of equipment purchases and line of credit borrowing.

Net Income (Loss)

The Company had net income of $17,010 and a net loss of $138,384 for the three months ending September 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

We have historically financed our operations by the issuance of debt from third party lenders, notes issued to various private individuals and personal funds advanced from time to time by the majority shareholder, who is also the President and Chief Executive Officer of the Company.

As of September 30, 2020, we had $425,876 in cash and cash equivalents compared to $574,712 in cash and cash equivalents as of December 31, 2019. As of December 31, 2019, and September 30, 2020 we had a working capital surplus of $1,354,758 and $915,032, respectively. Stockholders’ equity was valued at $1,093,673 and $583,382 at December 31, 2019 and September 30, 2020, respectively.

Net cash used in operating activities was $514,298 for the nine months ended September 30, 2020, resulting primarily from the net loss and operating changes in accounts receivable, inventory, prepaid expenses and operating lease liability. Net cash used in investing activities was a result of purchasing equipment. Net cash provided by financing activities for the nine months ended September 30, 2020 was $377,019 which resulted primarily from there payment of the lease financing and notes payable, offset against the PPP loan proceeds and line of credit.

As of September 30, 2019, we had $982,311 in cash and cash equivalents compared to $442,098 in cash and cash equivalents as of December 31, 2018. As of December 31, 2018, and September 30, 2019 we had a working capital surplus of $836,786 and $1,529,779, respectively. Stockholders’ equity was valued at $915,305 and $1,023,288 at December 31, 2018 and September 30, 2019, respectively.

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

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the nine month period ended September 30, 2020, to the items disclosed as critical accounting policies in management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Based on that evaluation, as of September 30,2020, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

AmpliTech Group, Inc.

Dated: November 16, 2020	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 16, 2020	By:	/s/ Louisa Sanfratello
Louisa Sanfratello Chief Financial Officer (Principal Financial Officer)

