Form 10-K
period 2020-12-31
AmpliTech Group, Inc.
filed 2021-03-31
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-40069

AmpliTech Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-4566352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

620 Johnson Avenue Bohemia, NY	11716
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 521-7831

Securities registered pursuant to Section 12(g) of the Exchange Act: Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	AMPG	The Nasdaq Stock Market LLC
Warrants to purchase shares of Common Stock, par value $0.001 per share	AMPGW	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐     No ☒

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2,715,324.

As of March 25, 2021, the registrant had 6,579,771 shares of common stock issued and outstanding.

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

PART I

ITEM 1. BUSINESS

Business Overview

Amplitech designs, engineers and assembles micro-wave component-based amplifiers that meet individual customer specifications. Our products consist of RF amplifiers and related subsystems, operating at multiple frequencies from 50kHz to 44GHz, including low noise amplifiers, medium power amplifiers, cryogenic amplifiers, and custom assembly designs for the aerospace, governmental, defense and commercial satellite markets. We also offer non-recurring engineering services on a project-by-project basis, for a predetermined fixed contractual amount, or on a time plus material basis.

Specialty designs and manufactures passive microwave components and related subsystems for use in satellite communication ground networks that meet individual customer specifications for both domestic and international customers.

Our mission is to patent our proprietary IP and trade secrets that were used in small volume niche markets and expand our capabilities through strategic partnerships, joint ventures, mergers/acquisitions with key industry leaders in the 5G/6G, quantum computing, and cybersecurity markets. We believe this will enable us to scale up our products and revenue by developing full systems and subsystems with our unique technology as a core component, which we expect will position us as a global leader in these rapidly emerging technology sectors and addresses large volume markets as well, such as cellphone handsets, laptops, server networks, and many other applications that improve everyday quality of life.

The Company’s research and development initiative to expand its product line of low noise amplifiers to include its new 5G and wireless infrastructure products is progressing significantly. We have introduced new products that will be manufactured through our SMW acquisition. The combined engineering and manufacturing resources is expected to complement the new product development of subsystems for satellite, wireless, and 5G infrastructures, as well as advanced military and commercial markets.

Our Corporate History and Structure

AmpliTech Group Inc. (“AmpliTech” or “the Company”) was incorporated under the laws of the State of Nevada on December 30, 2010. On August 13, 2012, the Company acquired AmpliTech Inc., by issuing 833,750 shares of the Company’s Common Stock to the shareholders of Amplitech Inc. in exchange for 100% of the outstanding shares of AmpliTech Inc. (“the Share Exchange”). After the Share Exchange, the selling shareholders owned 60,000 shares of the outstanding 893,750 shares of Company common stock, resulting in a change in control. Accordingly, the transaction was accounted for as a reverse acquisition in which AmpliTech, Inc. was deemed to be the accounting acquirer, and the operations of the Company were consolidated for accounting purposes. The capital balances have been retroactively adjusted to reflect the reverse acquisition.

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

On September 12, 2019, Amplitech Group Inc. acquired substantially all of the assets of Specialty Microwave Corporation (SMW), a privately held company based in Ronkonkoma, NY. The purchase included all inventory, orders, customers, property and equipment, and goodwill. Following the closing of the asset purchase, we hired all eight team members of SMW. In connection with the acquisition, the Company began using the trade name “Specialty Microwave”. The total consideration paid was $1,143,633, consisting of $668,633 in cash and a $475,000 promissory note with an interest rate of 6%. The Company also entered into a five-year lease on the property located at 120 Raynor Avenue, Ronkonkoma, NY with an option to buy the property during the first two years of the lease for $1,200,000 and then at fair market value for the remainder of the lease term.

Specialty designs and manufactures passive microwave components and related subsystems for use in satellite communication ground networks that meet individual customer specifications for both domestic and international customers.

The COVID-19 Pandemic

The COVID-19 pandemic has caused significant worldwide disruption throughout the course of 2020 and resulted in the imposition of various public and private sector measures to try to contain the virus, on a local, state, national and international level, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns. These measures have temporarily impacted our workforce and operations and some of the operations of our customers, and vendors, suppliers, and partners. The ultimate impact and efficacy of government measures and potential future measures is currently unknown.

There is uncertainty regarding the business impacts from such measures and potential future measures. While we have been able to continue our operations through a combination of work-from-home and social distancing policies implemented to protect employees, these measures have resulted in reduced workforce availability. Accordingly, we resumed operations on May 5, 2020, with the CDC safeguard guidelines in place. Difficulties in communicating with our customers’ employees and delivery delays due to COVID-19 may impact our ability to meet customer demand, and thus decrease revenue into 2021 and negatively impact our financial condition and results of operations.

Our Products

Our products consist of RF amplifiers and related subsystems, operating at multiple frequencies from 50kHz to 44GHz, including low noise amplifiers, medium power amplifiers, cryogenic amplifiers, and custom assembly designs for the aerospace, governmental, defense and commercial satellite markets. We also offer non-recurring engineering services on a project-by-project basis, for a predetermined fixed contractual amount, or on time plus material basis.

Our existing product line includes the 18 to 40 GHz wide band low noise amplifier. It is designed mainly for wideband telecommunications such as military and space applications, point to point radios as well as test equipment.

Our new line of cryogenic amplifiers is designed to operate at temperatures as low as 4K that offer much lower noise figures than our standard models. Consuming as little DC power as +0.5V DC@8mA, the light weight, compact housings provide excellent performance while generating very little heat. These amplifiers are very useful for applications that require the absolute minimum amounts of noise injection for the growing market of low temperature applications, such as quantum computing, medical applications, RF imaging, research & development, space communications, accelerators, radiometry and telephony.

In connection with the acquisition of the SMW business, we began designing and manufacturing passive microwave components and related subsystems that meet individual customer specifications for both domestic and international customers.

Low Noise Amplifiers

Low Noise Amplifiers, or LNAs, are amplifiers used in receivers of almost every type of communication system (Wi-Fi, radar, satellite, base station, cell phone, radio, etc.) to improve signal strength and increase sensitivity and range of receivers.

Medium Power Amplifiers

Medium Power Amplifiers, or MPAs, provide increased output power and gain in transceiver chains to increase signal power and maintain dynamic range and linearity in radars, base-stations, wireless networks, and almost every communication system.

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

Desktop/Benchtop and compact wideband Power Amplifiers

These products are utilized over a frequency range of .1 to 40 GHz used in SATCOM rack mount systems as well as test equipment used in integrators and manufacturers of various communications systems such as cellular base stations, simulators, and point to point wireless radios.

Waveguide to Coaxial Adapters

These adapters are used in all SATCOM and satellite internet gateway systems from S band to K band, or 2GHz to 50 GHz.

Cryogenic Amplifiers

Designed to operate at 4k temperatures with industry low noise figures from 2-26 GHz range. With a low power dissipation of less than 10 mWatts, these cryogenic amplifiers can be used in applications for quantum computing, nanophysics, astronomy, superconductor research as well as making significant impact to 5G applications.

Cryogenic and Non-Cryogenic 4g/5g Small Cell Subsystems

These products are utilized in private and public high-speed networks and airline WI-FI systems.

Our Technology

Our products are supported by hybrid design topologies that create highly linear Radio Frequency (RF) products that amplify and transform signals with minimal addition of noise, achieving high Signal to Noise Ratio (SNR) and increased receiver sensitivity and range, at a low cost and low power consumption. Our hybrid design topologies include:

•	Discrete Microwave Integrated Circuit (MIC)
•	Pseudomorphic High Electron Mobility Transistor (PHEMT)
•	MIC and Low Noise MIC

We believe the discrete topology that we utilize provides various advantages:

•	Can easily optimize Voltage Standing Wave Ratio (VSWR) and Noise Figure
•	Flexibility of design; can easily adapt to change of specs, technology, etc.
•	Low DC power consumption
•	Can control and optimize gain flatness due to discrete gain stages

•	Optimum use of MIC technology and experience
•	Use of negative bias is not necessary
•	Specially selected components with specific parameters that yield proprietary results due to use in a particular configuration

To date, our research and development activities have primarily been conducted on new product designs to the extent as requested by the customers. The cost of our research and development activities is incorporated into the unit selling prices and, as such, is borne directly by the customers. In addition to the research and development for our customers, we invest in research and development for new products on emerging technologies such as 5G/6G, cybersecurity, MMICs, IoT and wireless products for the future. For the years ending December 31, 2020 and 2019, the Company has incurred research and development costs of $61,953 and $56,507, respectively.

Industry and Competition

Market Overview

We operate our business in the industry of high-power Radio Frequency (RF) semiconductor. We believe that the RF semiconductor industry has the following features:

High demand for complex, next-generation Wireless signal processing applications.

•	Mass adoption of Internet and Web-based applications, and other high-band width applications
•	Ability to combine analog and digital signal processing into more integrated RF solutions
•	Widespread application of low-cost, high-performance and functionality wireless networks
•	Emergence of 5G/6G, WI-FI 6e, satellite and advanced wireless network infrastructure rollouts

Growing opportunity for advanced RF subsystems, modules and components.

•	Demand for precise, high-speed signal conditioning interfaces between analog and digital
•	Combining analog/digital signal processing capabilities into more highly integrated solutions
•	Widespread application of low-cost, high-performance wireless network systems
•	Convergence of computing, communications, and consumer electronics with state-of-the-art signal processing capability with less power consumption

Complements OEM design, and manufacturing capabilities.

•	Deliver high quality and feature improvements that service provider requires
•	Lower production costs and shorten product development cycles
•	Adhere to flexibility, performance, streamlined procurement processes and value requirements

Current and Future Target Markets.

•	High speed terrestrial and satellite terminals (SATCOM, “Internet in the Sky”)

•	5G/Wi-Fi6E and 6G wireless infrastructure (Cellular Base Stations, Small Cells, Private Wi-Fi Networks)

•	IoT (Internet of Things)

•	Cloud farms, big data and MEC architecture

•	Quantum supercomputers/Quantum research

•	Deep space astronomy

•	Autonomous self-driving vehicles

•	Telemedicine, AR/VR (Augmented and Virtual Reality)

•	Drones, UAVs (Unmanned aerial vehicles)

•	Cyber-security

•	Military/Defense ECM/EW

Competition

We face competition in the amplifier industry from many established players. Some of our competitors have longer operating histories and significantly greater financial, research and development, marketing and other resources than us. As a result, some of these competitors are able to devote greater resources to the development, promotion, sale and support of their products. These competitors may also have the ability to provide discounted pricing on their products to gain market share. In addition, consolidation in the amplifier industry could intensify the competitive pressures that we face. Many of our existing and potential competitors may be better positioned than we are to acquire other companies, technologies or products. We compete on the basis of technology, cost, and design flexibility.

Our ability to compete successfully depends on numerous factors, including our ability to:

•	maintain and increase our market share and the strength of our brand in amplifiers;

•	maintain and expand our relationships with channel partners;

•	secure products in large volume in a cost-effective and timely manner from our suppliers;

•	develop innovative, differentiated, high-performance products relative to our competitors’ solutions; and

•	protect our intellectual property.

We cannot assure you that our solutions will compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by our existing competitors or new companies entering our market. In addition, we cannot assure you that our competitors do not have or will not develop processes or product designs that currently or in the future will enable them to produce competitive products at lower costs than ours.

Our Strategy

Our objective is to become a premier designer, manufacturer and distributor of high quality and state-of-the-art cryogenic microwave amplifiers, RF designs and applications for Wireless Networks and the future of Wireless Communication. Key elements of our strategy include the following:

•

Reorganization to have our shares traded on a national exchange to improve access to capital resources and a much broader customer base with higher volumes, as well as better access to large OEMs (Original Equipment Manufacturers)

•	New product development
•	Commercializing of existing core technology into specific high-volume technology sectors and obtaining patent on such technology

Manufacturing

Our manufacturing facilities are located at our corporate office in Bohemia, New York and in Ronkonkoma, New York. Our manufacturing process in Bohemia involves the assembly of numerous individual components and precise fine-tuning by production technicians. Our manufacturing facility is estimated to be capable of assembling up to 100 amplifiers per month. If we receive larger quantity orders that need to be fulfilled in a short time-frame, or in excess of our capacity at the main facility, we will outsource the assembly by sending kitted raw materials to a qualified contract assembly facility in the local Northeast.

Our manufacturing process in Ronkonkoma is dedicated to the design, manufacturing and testing of passive microwave components, RF subsystems, specialized electronics and related products.

We are currently certified to the ISO 9001:2015 standard. ISO 9001 is a uniform worldwide Quality Management System (QMS) standard.

Suppliers

Our material consists of purchased component parts used in our assembly process. The following table describes supplier concentration based upon the percentage of materials purchased from each supplier for 2020:

Supplier A	$133,240	14.14%
Supplier B	109,060	11.58%
Supplier C	84,065	8.92%
Supplier D	67,640	7.18%
Supplier E	36,844	3.91%
All other suppliers (approximately 100)	511,371	54.27%
Total	$942,220	100%

Marketing

We employ an aggressive and focused approach to market our products, at various venues including trade shows, strategic alliances, website and trade magazines. We target specific types of customers such as system integrators, defense contractors, cellular and wireless service providers but it should be noted that we are also focused on expanding our customer base to include users of consumer applications and products. In addition, during the COVID pandemic, we have increased our online and print ads as well as held virtual meetings and conferences.

We rely on our sales representatives and one distributor to channel our products throughout the Americas as well as to countries in Europe, the Middle East and South Asia.

During the 4th quarter of 2016, we entered into an agreement appointing an exclusive distributor of our products in the U.S, Canada, Mexico and South America.

In February 2018, the Company entered into an advisory agreement with Sunbiz Holding Corp in order to promote market awareness in Asia and the Middle East. The advisory agreement has been extended for additional two years.

Trade Shows

We attend trade shows such as MTTS (Microwave Theory and Techniques Show), IMS (International Microwave Symposium), EDIC (Electronic Design Innovation Conference) European Microwave Symposium, SATCON, MILCOM and the American Institute of Physics Exhibit (APS). We also sponsor some trade shows to gain recognition and presence.

Strategic Alliances

We explore opportunities with global OEMs (Original Equipment Manufacturers) by working strategic alliances and that improve sales and presence in the marketplace and expand our product line and capabilities, thereby broadening our customer base. Two such companies are Orban Microwave and MPT Corp. The two companies have expertise in the planar phased array and GPS antennas as well as the ability to design and manufacture subsystems incorporating our low noise amplifiers and other products.

Website

We maintain a dynamic website to capture more business via worldwide customer searches for our products on the internet. Our website is available at www.amplitechinc.com.

Trade Magazines

We advertise our products in Microwave Product Digest.

Customers

We serve a diverse customer base located primarily in the United States, Europe and South Asia, in the aerospace, governmental defense, commercial satellite and wireless industries. Our customers include Viasat, L3 Harris Technologies, Raytheon, and Mercury Systems. As of December 31, 2020, there were no customers that accounted for more than 10% of our total revenue. We have both direct and indirect relationships with these customers domestically and abroad via exclusive and non-exclusive sales representatives and through our distributor.

Government Regulation

We are subject to the local, state and national laws and regulations of the jurisdictions where we operate that affect companies generally, including laws and regulations around commerce, intellectual property, trade, environmental, health and safety, commerce and contracts, privacy and communications, consumer protection, web services, tax, and state corporate laws and securities laws; and specifically those conducting business of electronics, many of which are still evolving and could be interpreted in ways that could harm our business. Existing and future laws and regulations may impede our growth. These regulations and laws may change over time. Unfavorable regulations and laws could diminish the demand for our products and services and increase our cost of doing business.

Intellectual Property

We regard domain names, tradename, customer relationships, trade secrets, proprietary technologies and similar intellectual property important to our success.

We rely on contractual restrictions to protect our proprietary rights in products and services. It is our policy to enter into confidentiality and invention assignment agreements with our employees and contractors as well as nondisclosure agreements with our suppliers and strategic partners in order to limit access to and disclosure of our proprietary information. We cannot assure you that these contractual arrangements or the other steps taken by us to protect our intellectual property will prove enough to prevent misappropriation of our technology or to deter independent third-party development of similar technologies. We plan to use the information obtained from the IP story to file additional patents relating to our intellectual property and trade secrets.

Employees

As of March 25, 2021, we have sixteen (16) full time employees. From time to time, we may hire additional workers on a contract basis as the need arises.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. PROPERTIES

Our principal executive office is located at 620 Johnson Avenue, Bohemia, NY 11716. The property at this location is leased by the Company at monthly rental expense of $4,167 for a term of five years ending January 31, 2021. The annual basic rent shall be increased by 3.75% in each successive lease year. Our wholly owned subsidiary, AmpliTech, Inc., also operates out of our principal executive office. We believe that currently this space is adequate. On January 13, 2021, the landlord and the Company agreed that the lease term shall be extended on a month-by month basis, commencing February 1, 2021.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Up through February 16, 2021, our common stock traded on the over-the-counter market and was quoted on the OTCQB market under the symbol “AMPG”. Our common stock and warrants have been approved for the listing on the NASDAQ Capital Market, or NASDAQ, under the symbols “AMPG” and “AMPGW”, respectively, and commenced trading on the NASDAQ on February 17, 2021.

Holders

As of March 25, 2021, there were 49 holders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

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

Recent Sales of Unregistered Securities

On October 15, 2019, the Company engaged Maxim Group LLC (“Maxim”) as its financial advisor to assist the Company in growth strategy. As consideration for Maxim’s services, Maxim received 27,500 shares of the Company’s common stock on October 15, 2019, 22,500 shares of the Company’s common stock on April 15, 2020.

On January 5, 2021, the Company issued 2,005,000 shares of common stock, to Fawad Maqbool, the Chief Executive Officer of the Company. 5,000 of the shares were issued at par value upon the conversion of 1,000 shares of Series A Preferred Stock held by Mr. Maqbool. The remaining 2,000,000 of the shares were issued pursuant to the exercise by Mr. Maqbool of options to purchase 400,000 shares of Series A Preferred Stock, at an exercise price of $1.03 per share, which were then immediately converted into the 2,000,000 Shares. These issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

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

Business Overview

Amplitech designs, engineers and assembles micro-wave component-based amplifiers that meet individual customer specifications. Our products consist of RF amplifiers and related subsystems, operating at multiple frequencies from 50kHz to 44GHz, including low noise amplifiers, medium power amplifiers, cryogenic amplifiers, and custom assembly designs for the aerospace, governmental, defense and commercial satellite markets. We also offer non-recurring engineering services on a project-by-project basis, for a predetermined fixed contractual amount, or on a time plus material basis.

Specialty designs and manufactures passive microwave components and related subsystems for use in satellite communication ground networks that meet individual customer specifications for both domestic and international customers.

Our plans for the next year include new product development, expansion of existing product line and targeting mergers and acquisitions.

The COVID-19 Pandemic

The COVID-19 pandemic has caused significant worldwide disruption throughout the course of 2020 and resulted in the imposition of various public and private sector measures to try to contain the virus, on a local, state, national and international level, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns. These measures have temporarily impacted our workforce and operations and some of the operations of our customers, and vendors, suppliers, and partners. The ultimate impact and efficacy of government measures and potential future measures is currently unknown.

There is uncertainty regarding the business impacts from such measures and potential future measures. While we have been able to continue our operations through a combination of work-from-home and social distancing policies implemented to protect employees, these measures have resulted in reduced workforce availability. Accordingly, we resumed operations on May 5, 2020, with the CDC safeguard guidelines in place. Difficulties in communicating with our customers’ employees and delivery delays due to COVID-19 may impact our ability to meet customer demand, and thus decrease revenue into 2021 and negatively impact our financial condition and results of operations.

On April 20, 2020, the Company entered into a Paycheck Protection Program Promissory Note (“PPP Note”) in the principal amount of $232,200 (“PPP Loan”) from BNB Bank (“PPP Loan Lender”). The PPP Loan was obtained pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) administered by the U.S Small Business Administration (“SBA”). The PPP Loan was disbursed by the PPP Loan Lender on April 20, 2020 (the “Disbursement Date”). The PPP Loan bears an interest at 1.00% per annum and may be prepaid at any time prior to maturity with no prepayment penalties. The Company is in the process of applying for PPP loan forgiveness. The Company may qualify for full loan forgiveness if during the 8 to 24 week covered period following the loan disbursement, the loan proceeds were used by the Company for payroll costs, mortgage interest payments, rent and utilities. This has helped to offset some of the adverse effects of this pandemic and allowed us to serve our customers at a reduced capacity but without experiencing any cancellation of our open orders.

On February 17, 2021, Amplitech Group Inc., common stock and warrants under the symbols “AMPG” and “AMPGW”, respectively, commenced trading on NASDAQ. A reverse split of the outstanding common stock at a 1-for-20 ratio became effective February 17, 2021 as of 12:01 a.m., Eastern Time. All per share amounts and number of shares in the consolidated financial statements and related notes have been retroactively restated to reflect the reverse stock split.  In connection with the public offering, 1,371,428 units at an offering price of $7.00 per unit were sold. Each unit issued in the offering consisted of one share of common stock and one warrant. Maxim Group LLC acted as sole book-running manager for the offering and partially exercised its overallotment option to purchase 205,714 warrants at the public offering price. The Company received gross proceeds of approximately $9.6 million, before deducting underwriting discounts and commissions and other offering expenses.

On February 24, 2021, Maxim exercised its overallotment option to purchase an additional 205,714 shares of common stock, bringing the total gross proceeds of the public offering to approximately $11.0 million.

Results of Operations

As of December 31, 2020, the Company had a working capital of $741,606 and an Accumulated Deficit of $1,868,372. The Company recorded a net loss of $1,025,559 for the year ended December 31, 2020 and income of $5,945 for the year ended December 31, 2019, respectively.

For Years Ended December 31, 2020 and December 31, 2019

Revenues

Sales increased from $3,122,630 for the year ended December 31, 2019 to $3,458,081 for the year ended December 31, 2020, an increase of $335,451 or approximately 10.74%. While the acquisition of Specialty Microwave has increased sales in satellite communications, the mandatory shutdown in New York as a result of COVID 19 has created uncertainty and disruption with some of our key customers and suppliers. While we have been able to continue our operations through a combination of work-from-home and social distancing policies implemented to protect employees, these measures have resulted in reduced productivity and our ability to meet customer demand temporarily.

Cost of Goods Sold and Gross Profit

Cost of Goods Sold increased to $2,203,844 in 2020 from $1,556,654 in 2019, an increase of $647,190 or approximately 41.58%. This increase was the result of the increase in sales for the year as well as an increase in our outsourcing costs and raw materials. As our products become more customer specific, the cost of engineering support, assembly labor and custom parts, specifically for our cryogenic amplifiers, have increased as well. In addition, we hired a new engineer and assemblers as well as acquiring the employees of SMW. 2020 represents a full year of expenses relating to the acquisition of SMW and new hires. As a result, the gross profit was $1,254,237 for 2020 compared to $1,565,976 for 2019, a decrease of $311,739 or 19.91%. Gross profit as a percentage of sales decreased to 36.27% from 50.15% as a result of the product mix with some of our products that are being outsourced having a lower gross profit margin and the increase in cost for labor and materials. Our operating performance for the year ended December 31, 2020 has been negatively impacted by the effect of the COVID-19 pandemic. Although there is still uncertainty as to when the economy will return to normal, we expect to continue our business efforts and not shut down unless otherwise mandated by federal and state regulations, and/or more severe pandemic repercussions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $2,170,183 in 2020 from $1,483,979 in 2019, an increase of $686,204, or approximately 46.24%. The Company experienced an increase in parent company expenses, such as consulting fees, legal fees and stock compensation expense relating to the issuance of warrants. The Company also hired a new director of sales and a marketing associate to promote and expand existing and new product lines. With the acquisition of Specialty Microwave, payroll, employee benefits, insurance and facility costs have increased as well as other general and administrative costs due to the integration of both companies.

Other Income (Expenses)

Interest expense increased by $33,561, or 44.13%, when comparing the year ended December 31, 2020 to the year ended December 31, 2019. The increase was primarily due to the additional borrowing on the Company’s line of credit and the additional financing associated with the acquisition of Specialty Microwave and the financing of equipment purchases.

Net Income

The Company reported a net loss of $1,025,559 in 2020 and net income of $5,945 in 2019, respectively.

Liquidity and Capital Resources

Operating Activities

The net cash used in operating activities for the year ended December 31, 2020 was $521,485 resulting primarily from the net loss and the operating changes in prepaid expenses, accounts payable and customer deposits and the operating lease liability.

The net cash used in operating activities for the year ended December 31, 2019 was $20,015 resulting primarily from net income and the operating changes in accounts receivable, inventory, prepaid expenses, accounts payable as well as customer deposits and the operating lease liability.

Investing Activities

The net cash used in investing activities for the year ended December 31, 2020 and 2019 was $71,619 and $681,286, respectively. The Company purchased equipment and paid cash for the acquisition of Specialty Microwave.

Financing Activities

The net cash provided by financing activities for the year ended December 31, 2020 was $217,928, a result of proceeds received from notes payable and the line of credit offset by their repayments and the repayment of the finance lease.

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

As of December 31, 2020, we had cash and cash equivalents of $199,536, a working capital of $741, 606 and an accumulated deficit of $1,868,372.

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

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of December 31, 2020, the Company’s cash and cash equivalents were deposited in two financial institutions.

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing.

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change in the future. An allowance of $125,400 and $0 has been recorded at December 31, 2020 and 2019, respectively.

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

Property and equipment are depreciated as follows:

Description	Useful Life	Method
Office equipment	7 years	Straight-line
Machinery and equipment	5 to7 years	Straight-line
Computer equipment	3 to7 years	Straight-line
Vehicles	5 years	Straight-line

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

Goodwill and Intangible Assets

Intangible assets include goodwill, trademarks, intellectual property and customer base acquired through the asset purchase of Specialty Microwave. The Company accounts for Other Intangible Assets under the guidance of ASC 350, “Intangibles-Goodwill and Other.” Under the guidance, other intangible assets with definite lives are amortized over their estimated useful lives Intangible assets with indefinite lives are tested annually for impairment. Goodwill is not amortized. We test goodwill balances for impairment annually at December 31 or whenever impairment indicators arise.

Leases

On January 1, 2019, we adopted ASU No. 2016-02, “Leases (Topic 842),” which requires leases with durations greater than twelve months to be recognized on the balance sheet. We adopted this standard using the modified retrospective approach with an effective date as of the beginning of January 2019. Prior year financial statements were not restated under the new standard. We lease property and equipment under finance and operating leases. For leases with terms greater than 12 months, we record the related asset and obligation at the present value of lease payments over the lease term. The Company has elected not to separate lease and non-lease components for all property leases for the purpose of calculating ROU assets and lease liabilities. Many of our leases include rental escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments when appropriate. When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis considering such factors as lease term and economic environment risks.

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

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of December 31, 2020 contained a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, rebates, discounts, and other adjustments. The estimates of variable consideration are based on historical payment experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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

Reserves are recorded as a reduction in net sales and are not considered material to our consolidated statements of income for the years ended December 31, 2020 and 2019.

Research and Development

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include consultants, outside service, and supplies. Research and development costs for the years ended December 31, 2020 and 2019 were $61,953 and $56,507.

Income Taxes

The Company’s deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2020 and 2019, the Company had no material unrecognized tax benefits.

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

Concentration of Credit Risk

Financial instruments that potentially subject the company to concentration of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Therefore, management does not believe significant credit risks exist at December 31, 2020. Sales to the Company’s two largest customers represented approximately 8.18% and 7.91% of total sales for the year ended December 31, 2020.

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

Off Balance Sheet Transactions

As of December 31, 2020, we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AmpliTech Group, Inc.

Index to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Amplitech Group, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amplitech Group, Inc. (“the Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment

Critical Audit Matter Description

As described in note 1 to the consolidated financial statements, the Company tests goodwill for impairment annually at the reporting unit level, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Reporting units are tested for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and carrying amount, not to exceed the associated carrying amount of goodwill. The Company’s annual impairment test occurred on December 31, 2020. The goodwill associated with the Specialty Microwave Reporting Unit was approximately $120,000. The Company utilized a third-party valuation specialist to assist in the preparation of the goodwill impairment test for this reporting unit. The Company primarily used a discounted cash flow income method, a guideline public company market method, and a comparable transaction market method to estimate the fair value of the reporting unit.

How the Critical Audit Matter was Addressed in the Audit

We identified the evaluation of the impairment analysis for goodwill as a critical audit matter because of the significant estimates and assumptions management used in the discounted cash flow analysis performed by management to determine fair value of the reporting unit. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Our audit procedures related to the following:

•	Testing management’s process for developing the fair value of the reporting unit.
•	Evaluating the appropriateness of the discounted cash flow model utilized by the Company.
•	Testing the completeness and accuracy of underlying data used in the fair value estimate.
•	Evaluating the significant assumptions provided by management or developed by the third-party valuation specialist related to revenues, gross margin, other operating expenses, income taxes, long term growth rate, and discount rate to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.
•	In relation to the comparable transaction and guideline company approach, evaluating: (1) the reasonableness of the comparable companies and comparable transactions used; (2) the appropriateness of the market multiple used (enterprise value / revenue); and (3) the reasonableness of the market multiple values applied

In addition, professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the discounted cash flow model, discount rate assumptions and market method approaches.

Evaluation of a Going Concern

Critical Audit Matter Description

As noted in the accompanying consolidated financial statements the Company suffered a net loss of $1,025,559, used net cash flows from operations of $521,485 for the year ended December 31, 2020, and has an accumulated deficit as of December 31, 2020 of $1,868,372, which raises doubt about its ability to continue as a going concern.In 2020, the Company: (1) had increased revenues year over year of 11% and managements expectation is for continued revenue growth; (2) ended 2020 with positive working capital of $741,606; and (3) subsequent to year end through a public offering, received net proceeds of approximately $10.9 million.

When considering these factors in conjunction with the Company’s operating plan, management believes it has sufficient ability to fund operations and satisfy the Company’s obligations as they come due for at least one year from the financial statement issuance date.

How the Critical Audit Matter was Addressed in the Audit

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and execution uncertainty regarding the Company’s future cash flows and its impact on capital needs and the risk of bias in management’s judgments and assumptions in estimating these cash flows.

Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

•	We performed testing procedures such as analytical procedures to identify conditions and events that indicate there could be substantial doubt about the entity's ability to continue as a going concern for a reasonable period of time.
•	We reviewed and evaluated management’s plans for dealing with the adverse effect of the conditions and events that raised doubt about the Company’s ability to continue as a going concern
•	We tested the reasonableness of management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date.
•	We inquired of Company management and reviewed company records to assess whether there are additional factors that contribute to the uncertainties disclosed.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2013

Draper, UT

March 31, 2021

 AmpliTech Group, Inc.

 Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019

Assets
Current Assets
Cash and cash equivalents	$199,536	$574,712
Accounts receivable, net	357,055	619,195
Inventories, net	517,338	557,710
Prepaid expenses	322,124	124,209
Total Current Assets	1,396,053	1,875,826

Property and equipment, net	289,251	198,110
Right of use operating lease assets	347,156	465,092
Intangible assets, net	632,209	673,429
Goodwill	120,136	120,136
Security deposits	26,707	27,821

Total Assets	$2,811,512	$3,360,414

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	113,541	$154,507
Customer deposits	15,300	35,680
Current portion of financing lease	32,084	30,556
Current portion of operating lease	87,930	130,628
Current portion of notes payable	205,592	169,697
Line of credit	200,000	-
Total Current Liabilities	654,447	521,068

Long Term Liabilities
Finance lease, net of current portion	51,159	83,376
Operating lease, net of current portion	267,050	338,344
Notes payable, net of current portion	1,398,574	1,323,953
Total Liabilities	2,371,230	2,266,741

Commitments and Contingencies	-	-

Stockholders’ Equity
Series A convertible preferred stock, par value $0.001, 401,000 shares authorized, 0 and 1,000 shares issued and outstanding, respectively	-	1
Common Stock, par value $0.001, 500,000,000 shares authorized, 4,839,448 and 2,454,316 shares
issued and outstanding, respectively	4,839	2,455
Common stock subscription payable	-	24,480
Additional paid-in capital	2,303,815	1,909,550
Accumulated deficit	(1,868,372)	(842,813)

Total Stockholders’ Equity	440,282	1,093,673

Total Liabilities and Stockholders’ Equity	$2,811,512	$3,360,414

See accompanying notes to the consolidated financial statements

 AmpliTech Group, Inc.

 Consolidated Statements of Operations

 For The Years Ended December 31, 2020 and 2019

	2020	2019

Revenue	$3,458,081	$3,122,630

Cost of goods sold	2,203,844	1,556,654

Gross Profit	1,254,237	1,565,976

Selling, general and administrative expense	2,170,183	1,483,979

Income (Loss) From Operations	(915,946)	81,997

Other Expenses
Interest expense, net	(109,613)	(76,052)

Income (Loss) Before Income Taxes	(1,025,559)	5,945

Provision For Income Taxes	-	-

Net Income (Loss)	$(1,025,559)	$5,945

Net Income (Loss) Per Share;
Basic	$(0.37)	$0.00
Diluted	$(0.37)	$0.00

Weighted Average Shares Outstanding;
Basic	2,782,303	2,429,666
Diluted	2,782,303	4,499,931

See accompanying notes to the consolidated financial statements

 Amplitech Group, Inc.

 Consolidated Statements of Stockholders’ Equity

For The Years Ended December 31, 2020 and 2019

	Series A Convertible Preferred		Common Stock		Common	Additional		Total
	Number of	Par	Number of	Par	Stock	Paid-In	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Payable	Capital	Deficit	Equity

Balance, December 31, 2018	1,000	$1	2,416,816	$2,417	-	$1,761,645	$(848,758)	$915,305

Common stock payable	-	-	-	-	24,480		-	24,480

Stock based compensation	-	-	37,500	38	-	147,905	-	147,943

Net income for the year ended December 31, 2019	-	-	-	-	-	-	5,945	5,945

Balance, December 31, 2019	1,000	$1	2,454,316	$2,455	$24,480	$1,909,550	$(842,813)	$1,093,673

Common stock issued for common stock subscription payable	-	-	22,500	22	(24,480)	24,458	-	-

Common stock issued for prepaid consulting	-	-	225,000	225	-	234,775	-	235,000

Exercise of warrants into Preferred A shares	400,000	400	-	-		7,840	-	8,240

Conversion of Series A Preferred Stock into common stock	(401,000)	(401)	2,005,000	2,005	-	(1,604)	-	-

Stock based compensation	-	-	30,000	30	-	128,898	-	128,928

Common stock issued upon exercise of warrants	-	-	102,632	102	-	(102)	-	-

Net loss for the year ended December 31, 2020	-	-	-	-	-	-	(1,025,559)	(1,025,559)

Balance, December 31, 2020	-	$-	4,839,448	$4,839	$-	$2,303,815	$(1,868,372)	$440,282

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.

 Consolidated Statements of Cash Flows

For The Years Ended December 31, 2020 and 2019

	December 31,	December 31,
Cash Flows from Operating Activities:	2020	2019

Net (Loss) Income	$(1,025,559)	$5,945
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	91,837	53,879
Amortization of prepaid consulting	67,235	65,640
Amortization of right-of-use operating lease asset	135,075	75,558
Stock based compensation	128,928	118,023
Amortization of debt discount	-	24,465
Changes in Operating Assets and Liabilities:
Accounts receivable	262,140	(357,193)
Inventories	40,372	135,232
Prepaid expenses	(30,150)	42,843
Security deposits	1,114	(16,114)
Accounts payable and accrued expenses	(40,966)	65,954
Operating lease liability	(131,131)	(69,250)
Customer deposits	(20,380)	(164,997)

Net cash used in operating activities	(521,485)	(20,015)

Cash Flows from Investing Activities:
Cash paid in acquisition	-	(668,633)
Purchase of equipment	(71,619)	(12,653)
Net cash used in investing activities	(71,619)	(681,286)

Cash Flows from Financing Activities:
Proceeds from line of credit	300,000	-
Repayment of line of credit	(100,000)	(72,897)
Proceeds from exercise of warrants	8,240	-
Repayments on finance lease	(30,689)	(29,181)
Proceeds from notes payable	232,200	1,325,535
Repayment of notes payable	(191,823)	(389,542)
Net cash provided by financing activities	217,928	833,915

Net change in cash and cash equivalents	(375,176)	132,614

Cash and Cash Equivalents, Beginning of Period	574,712	442,098

Cash and Cash Equivalents, End of Period	$199,536	$574,712

Supplemental disclosures:
Cash paid for interest expense	$107,007	$51,891
Cash paid for income taxes	$200	$50

Non-Cash Investing and Financing Activities
Common stock issued for prepaid consulting	$235,000	$-
Original issuance discount	$-	$24,465
Adoption of ASC 842 operating lease asset and liability	$-	$540,651
Promissory note on equipment	$70,139	$58,192
Equipment received for prepaid assets	$58,192	$-
Common stock issued for common stock payable	$24,480	$-
Cashless exercise of warrant	$103	$-
Promissory note issued in Specialty acquisition	$-	$475,000
Intangible assets acquired in Specialty acquisition	$-	$806,000
Inventory acquired in Specialty acquisition	$-	$301,754
Property acquired in Specialty acquisition	$-	$46,156
Liabilities assumed in Specialty acquisition	$-	$10,277
Right of use asset in exchange for right of use liabilities	$17,138	$-

 See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2020 and 2019

(1) Organization and Business Description

AmpliTech Group Inc. (“AmpliTech” or “the Company”) was incorporated under the laws of the State of Nevada on December 30, 2010. On August 13, 2012, the Company acquired AmpliTech Inc., by issuing 833,750 shares of the Company’s Common Stock to the shareholders of AmpliTech Inc. in exchange for 100% of the outstanding shares of AmpliTech Inc. (“the Share Exchange”). After the Share Exchange, the selling shareholders owned 60,000 shares of the outstanding 889,250 shares of Company common stock, resulting in a change in control. Accordingly, the transaction was accounted for as a reverse acquisition in which AmpliTech, Inc. was deemed to be the accounting acquirer, and the operations of the Company were consolidated for accounting purposes. The capital balances have been retroactively adjusted to reflect the reverse acquisition.

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

On September 12, 2019, Amplitech Group Inc. acquired substantially all of the assets of Specialty Microwave Corporation (SMW), a privately held company based in Ronkonkoma, NY. The purchase included all inventory, orders, customers,property and equipment, and goodwill. Following the closing of the asset purchase, we hired all eight team members of SMW. In connection with the acquisition, the Company began using the trade name “Specialty Microwave”. The total consideration paid was $1,143,633, consisting of $668,633 in cash and a $475,000 promissory note with an interest rate of 6%. (See Note 4)

Specialty designs and manufactures passive microwave components and related subsystems that meet individual customer specifications for both domestic and international customers for use in satellite communication ground networks.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2020 and 2019

The COVID-19 Pandemic

The COVID-19 pandemic has caused significant worldwide disruption throughout the course of 2020 and resulted in the imposition of various public and private sector measures to try to contain the virus, on a local, state, national and international level, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns. These measures have temporarily impacted our workforce and operations and some of the operations of our customers, and vendors, suppliers, and partners. The ultimate impact and efficacy of government measures and potential future measures is currently unknown.

There is uncertainty regarding the business impacts from such measures and potential future measures. While we have been able to continue our operations through a combination of work-from-home and social distancing policies implemented to protect employees, these measures have resulted in reduced workforce availability. Accordingly, we resumed operations on May 5, 2020, with the CDC safeguard guidelines in place. Difficulties in communicating with our customers’ employees and delivery delays due to COVID-19 may impact our ability to meet customer demand, and thus decrease revenue into 2021 and negatively impact our financial condition and results of operations.

(2) Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of December 31, 2020, the Company’s cash and cash equivalents were deposited in two financial institutions.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2020 and 2019

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing.

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change in the future. An allowance of $125,400 and $0 has been recorded at December 31, 2020 and 2019, respectively.

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

For The Years Ended December 31, 2020 and 2019

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

Goodwill and Intangible Assets

Intangible assets include goodwill, trademarks, intellectual property and customer base acquired through the asset purchase of Specialty Microwave. The Company accounts for Other Intangible Assets under the guidance of ASC 350, “Intangibles-Goodwill and Other.” Under the guidance, other intangible assets with definite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are tested annually for impairment. Goodwill is not amortized. We test goodwill balances for impairment annually at December 31 or whenever impairment indicators arise.

Leases

On January 1, 2019, we adopted ASU No. 2016-02, “Leases (Topic 842),” which requires leases with durations greater than twelve months to be recognized on the balance sheet. We adopted this standard using the modified retrospective approach with an effective date as of the beginning of January 2019. Prior year financial statements were not restated under the new standard. We lease property and equipment under finance and operating leases. For leases with terms greater than 12 months, we record the related asset and obligation at the present value of lease payments over the lease term. The Company has elected not to separate lease and non-lease components for all property leases for the purpose of calculating ROU assets and lease liabilities. Many of our leases include rental escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments when appropriate. When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis considering such factors as lease term and economic environment risks.

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

For The Years Ended December 31, 2020 and 2019

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

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of December 31, 2020 contained a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, rebates, discounts, and other adjustments. The estimates of variable consideration are based on historical payment experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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

Reserves are recorded as a reduction in net sales and are not considered material to our consolidated statements of income for the years ended December 31, 2020 and 2019.

Research and Development

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include consultants, outside service, and supplies. Research and development costs for the years ended December 31, 2020 and 2019 were $ 61,953 and $ 56,507.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2020 and 2019

Income Taxes

The Company’s deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2020, the Company had no material unrecognized tax benefits.

Earnings Per Share

Basic earnings per share (“EPS”) are determined by dividing the net earnings by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. As of December 31, 2020, and 2019, there were 0 and 2,005,000 potentially dilutive shares that need to be considered as common share equivalents.

The computation of weighted average shares outstanding and the basic and diluted earnings per share consisted of the following:

	Net (Loss) Income	Shares	Per Share Amount

For the year ended December 31, 2020:

Basic EPS	$(1,025,559)	2,782,303	$(0.37)
Effect of dilutive stock options, warrants and series A shares

Diluted EPS	$(1,025,559)	2,782,303	$(0.37)
For the year ended December 31, 2019:

Basic EPS	$5,945	2,429,666	$0.00
Effect of dilutive stock options, warrants and series A shares		2,070,265

Diluted EPS	$5,945	4,499,931	$0.00

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2020 and 2019

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

Concentration of Credit Risk

Financial instruments that potentially subject the company to concentration of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Therefore, management does not believe significant credit risks exist at December 31, 2020.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2020 and 2019

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

3) Revenues

The following table presents sales disaggregated based on geographic regions and for the years ended:

	December 31, 2020	December 31, 2019
Domestic sales	$2,720,342	$2,161,445
International sales	737,739	961,185
Total sales	$3,458,081	$3,122,630

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2020 and 2019

(4) Acquisition of Specialty Microwave

On September 12, 2019, AmpliTech Group Inc. acquired substantially all of the operating assets of Specialty Microwave Corporation (SMW), a privately held company based in Ronkonkoma, NY. The purchase included all inventory, orders, customers, property and equipment, and all goodwill. Following the closing of the asset purchase, we hired all eight team members of SMW. In connection with the acquisition, the Company began using the trade name “Specialty Microwave”. The total consideration paid was $1,143,633, consisting of $668,633 in cash and a $475,000 promissory note with an interest rate of 6%. Additional acquisition costs that were expensed at December 31, 2019 totaled approximately $77,000. The Company also entered a five- year lease on the property located at 120 Raynor Avenue, Ronkonkoma, NY with an option to buy the property during the first two years of the lease for $1.2 mm and then at fair market value for the remainder of the lease term.

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

The following table summarizes the allocation of the purchase price of the acquisition:

Provisional purchase consideration at fair value:
Cash	$668,633
Promissory Note	475,000
Total purchase price	$1,143,633

Allocation of purchase price:
Inventory	$301,754
Property and equipment	46,156
Goodwill	120,136
Tradename	70,233
Customer relationships	412,860
Intellectual property	202,771
Less: Customer Deposit	(10,277)
Net assets acquired	$1,143,633

(5) Inventories

The inventory value at December 31, 2020 and 2019 were as follows:

	December 31,	December 31,
	2020	2019

Raw Materials	$325,251	$403,397
Work-in Progress	129,882	135,223
Finished Goods	128,479	124,510
Engineering Models	3,726	3,726

Subtotal	$587,338	$666,856
Less: Reserve for Obsolescence	(70,000)	(109,146)

Total	$517,338	$557,710

(6) Property and Equipment

Property and Equipment consisted of the following at December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019

Lab Equipment	$865,414	$728,620
Manufacturing Equipment	25,000	25,000
Automobiles	19,527	19,527
Furniture and Fixtures	36,165	31,201

Subtotal	946,106	804,348
Less: Accumulated Depreciation	(656,855)	(606,238)

Total	$289,251	$198,110

Depreciation expense for years ended December 31, 2020 and 2019 was $50,617 and $41,443, respectively.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2020 and 2019

(7) Intangible Assets

Goodwill

The goodwill is related to the acquisition of Specialty Microwave Corp. on September 12, 2019 and is primarily related to expected improvements and technology performance and functionality, as well sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. Goodwill is generally not amortizable for tax purposes and is not amortizable for financial statement purposes. As of December 31, 2020, goodwill is valued at $120,136.

Other Intangible Assets

Intangible assets with an estimated useful life of fifteen years consisted of the following at December 31, 2020:

	Gross Carrying	Accumulated		Weighted
	Amount	Amortization	Net	Average Life
Trade name	$70,233	$-	$70,233	Indefinite
Customer relationships	412,860	35,894	376,966	13.7
Intellectual Property	202,771	17,761	185,010	13.7

Total	$685,864	$53,655	$632,209

Amortization expense for the years ended December 31, 2020 and 2019 was $41,221 and $12,435, respectively.

Annual amortization of intangible assets are as follows:

2021	41,042
2022	41,042
2023	41,042
2024	41,042
2025	41,042
Thereafter	356,766
$561,976

(8) Line of Credit

On September 12, 2019, AmpliTech entered into a new business line of credit for $500,000 maturing on October 1, 2020. The line is evaluated monthly on a borrowing base formula advancing 75% of accounts receivables aged less than 90 days and 50% of inventory raw materials costs. The interest rate shall be based upon the Wall Street Journal Prime Rate, plus 1%. The Company has the option to prepay all or any portion of the amount owed prior to its due date without penalty.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2020 and 2019

In connection with the loan, the Company granted the lender a security interest in all of its respective assets. In addition, the President and CEO, has agreed to guarantee the loan.

On November 20, 2020, the Company entered into a new business line of credit for $750,000, maturing on November 1, 2021 with the same covenants listed above.

As of December 31, 2020, the outstanding balance on the line of credit was $200,000 with accrued interest of $1,283. As of December 31, 2019, the outstanding balance on the line of credit was $0.

(9) Leases

We adopted ASC 842 “Leases” using the modified retrospective approach, electing the practical expedient that allows us not to restate our comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption.

The following was included in our balance sheet as of December 31, 2020 and 2019:

Operating leases	December 31, 2020	December 31, 2019

Assets
ROU operating lease assets	$347,156	$465,092

Liabilities
Current portion of operating lease	$87,930	$130,628
Operating lease, net of current portion	$267,050	$338,344
Total operating lease liabilities	$354,980	$468,972

Finance leases
Assets
Property and equipment, gross	$157,184	$157,184
Accumulated depreciation	(56,137)	(33,682)
Property and equipment, net	$101,047	$123,502
Liabilities
Current portion of financing lease	$32,084	$30,556
Finance lease, net of current portion	$51,159	83,376
Total operating lease liabilities	$83,243	$113,932

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2020 and 2019

The weighted average remaining lease term and weighted average discount rate at December 31, 2020 and 2019 were as follows:

Weighted average remaining lease term (years)	December 31, 2020	December 31, 2019
Operating leases	3.72	4.18
Finance leases	2.50	3.50
Weighted average discount rate
Operating leases	6.33	6.34%
Finance leases	4.89	4.89%

Finance Lease

The Company entered into a 60-month lease agreement to finance certain laboratory equipment in July 2018 with a purchase option of $1. As such, the Company has accounted for this transaction as a finance lease.

The following table reconciles future minimum finance lease payments to the discounted lease liability as of December 31, 2020:

2021	37,778
2022	37,778
2023	18,889
Total lease payments	94,445
Less imputed interest	(5,360)
Less sales tax	(5,842)
Total lease obligations	83,243
Less current obligations	(32,084)
Long-term lease obligations	$51,159

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2020 and 2019

Operating Leases

On December 4, 2015, the Company entered into a new operating lease agreement to rent office space in Bohemia, NY. This five-year agreement commenced February 1, 2016 with an annual rent of $50,000 and 3.75% increases in each successive lease year.

On January 15, 2016, the Company entered into a five-year agreement to lease 2 copiers with and annual payment of $2,985. This lease was terminated on November 16, 2020 and the Company entered into a new five-year agreement to lease 2 copiers with an annual payment of $3,976.

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

On November 27, 2019, the Company entered a 39-month agreement to lease an automobile with a monthly payment of $420

The following table reconciles future minimum operating lease payments to the discounted lease liability as of December 31, 2020:

2021	106,825
2022	104,497
2023	102,741
2024	79,848
2025	3,645
Total lease payments	397,655
Less imputed interest	(42,675)
Total lease obligations	354,980
Less current obligations	(87,930)
Long-term lease obligations	$267,050

(10) Notes Payable

 Promissory Note:

On September 12, 2019, AmpliTech Group Inc. acquired Specialty Microwave Corporation (SMW), a privately held company based in Ronkonkoma, NY. The purchase included all inventory, orders, customers, property and equipment, and all intellectual property. The assets also included all eight team members of SMW. The total consideration paid was $1,143,633, consisting of $668,633 in cash and a $475,000 promissory note with an interest rate of 6%. Beginning November 1, 2019, payment of principal and interest shall be due payable in fifty-nine (59) monthly payments of $9,213 with a final payment due October 1, 2024 of $9,203. As of December 31, 2020, and 2019, the balance of this promissory note was $369,516 and $454,544, respectively. Principal payments of $85,028 along with interest expense of $25,536 was paid during the year ended December 31, 2020. Principal payments of $20,456 along with interest expense of $7,185 was paid for the year ended December 31, 2019. The promissory note is secured by certain assets of the Company.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2020 and 2019

 Loan Payable:

On September 12, 2019, the Company entered a $1,000,000 seven- year term loan with amortization based on a ten- year repayment schedule. The loan bears interest at a fixed rate of 6.75% with a monthly repayment amount of $11,533. As of December 31, 2020, and 2019, the balance of the loan was $909,475 and $982,423, respectively. Interest expense for December 31, 2020 and 2019, was $65,498 and $17,022, respectively. This loan is collateralized by all Company assets.

On April 20, 2020, the Company entered into a Paycheck Protection Program Promissory Note (“PPP Note”) in the principal amount of $232,200 (“PPP Loan”) from BNB Bank (“PPP Loan Lender”). The PPP Loan was obtained pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) administered by the U.S Small Business Administration (“SBA”). The PPP Loan was disbursed by the PPP Loan Lender on April 20, 2020 (the “Disbursement Date”). The PPP Loan bears an interest at 1.00% per annum and will mature two years from the Disbursement Date. The Company is in the process of applying for PPP Loan forgiveness. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used by the Company for 2020 payroll costs, mortgage interest payments, rent and utilities. This has helped to offset some of the adverse effects of this pandemic and allowed us to serve our customers at a reduced capacity but without experiencing any cancellation of our open orders.

In addition, on September 12, 2019, the Company was approved for a $250,000 equipment leasing facility. The Company has borrowed against the leasing facility as follows:

•	On December 20, 2019, the Company borrowed $58,192 to be paid over a three-year term with monthly payments of $ 1,736 at an interest rate of 5.26%. The balance as of December 31, 2020 and 2019 was $38,011 and $56,683.
•	On May 14, 2020, the Company borrowed $27,494 to be paid over a three-year term with monthly payments of $815 at an interest rate of 4.268%. The balance as of December 31, 2020 was $21,620.
•	On June 10, 2020, the Company borrowed $41,015 to be paid over a three-year term with monthly payments of $1,216 at an interest rate of 4.278%. The balance as of December 31, 2020 was $33,343.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2020 and 2019

Future principal payments over the term of the loans as of December 31, 2020 are as follows:

Payments
2021	205,592
2022	349,333
2023	306,009
2024	186,035
2025	103,254
Thereafter	453,943
Total remaining payments	$1,604,166

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2020 and 2019

(11) Income Taxes

The provision for (benefit from) income taxes for the years ended December 31, 2020 and 2019 are as follows, at the expected combined effective tax rate of approximately 26%.

	December 31,
	2020	2019
Federal and state net operating loss	$(215,367)	$1,248
Meals & entertainment	41	90
Life insurance	825	825
Goodwill	(1,682)	(888)
Stock-based compensation	41,194	24,785
Depreciation	1,598	(5,474)
State tax, net of federal benefit	10,768	(62)
Other	(3,344)	(3,344)
Tax rate change		-
Total income tax provision	$-	$-

The provision for Federal income tax consists of the following for the years ended December 31, 2020 and 2019 :

	2020	2019
Net operating loss carryforwards	$151,469	$19,273
Depreciation	4,789	3,191
Goodwill amortization	(1,682)	(888)
Stock based compensation	220,322	137,934
Valuation allowance	(374,898)	(159,510)
Total net deferred tax assets	-	-

The Company has maintained a full valuation allowance against the total deferred tax assets for all periods due to the uncertainty of future utilization.

As of December 31, 2020, the Company has net federal and state net operating loss carry forwards of approximately $917,000 that begin to expire in 2037.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2020 and 2019

(12) Stockholders’ Equity

The total number of shares of stock this Corporation is authorized to issue shall be five hundred one million (501,000,000) shares, par value $0.001 per share. This stock shall be divided into two classes to be designated as “Blank Check Preferred Stock” (“Preferred Stock”) and “Common Stock”.

Preferred Stock

On July 10, 2013, the Board of Directors of the Company approved a certificate of amendment to the articles of incorporation and changed the authorized capital stock of the Company to include and authorize 500,000 shares of Preferred Stock, par value $0.001 per share. On October 7, 2020, the Board of Directors of the Company approved a certificate of amendment to the articles of incorporation and changed the total number of authorized shares of Preferred Stock to be 1,000,000 shares, $0.001 per share.

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

On October 7, 2020, our Board of Directors and our stockholders approved a resolution to amend and restate the certificate of designation of preferences, rights and limitations of Series A Convertible Preferred Stock to restate that there are 401,000 shares of the Company’s blank check Preferred Stock designated as Series A Convertible Preferred Stock. The amended and restated certificate clarifies that the Series A Convertible Preferred Stock convert at a rate of five shares of the Company’s common stock for every share of Series A Convertible Preferred Stock, and also restates that the Series A Convertible Preferred Stock shall be entitled to vote on all matters submitted to shareholders of the Company for each share of Series A Convertible Preferred Stock owned on the record date for the determination of shareholders entitled to vote on such matter or, if no such record date is established, on the date such vote is taken or any written consent of shareholders is solicited. The number of votes entitled to be cast by the holders of the Series A Convertible Preferred Stock equals that number of votes that, together with votes otherwise entitled to be cast by the holders of the Series A Convertible Preferred Stock at a meeting, whether by virtue of stock ownership, proxies, voting trust agreements or otherwise, entitle the holders to exercise 51% of all votes entitled to be cast to approve any action which Nevada law provides may or must be approved by vote or consent of the holders of common stock entitled to vote.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2020 and 2019

On November 20, 2020, the Company issued 2,005,000 shares of common stock to Fawad Maqbool, the Chief Executive Officer of the Company. 5,000 of the shares were issued at par value upon the conversion of 1,000 shares of Preferred Series A Stock. The remaining 2,000,000 of the shares were issued pursuant to the exercise by Mr. Maqbool of options to purchase 400,000 shares of Preferred Series A Stock, at an exercise price of $1.03 per share, which were then converted into 2,000,000 shares of Common Stock.

In April 2015, the Board of Directors of the Company designated 75,000 shares of Preferred Stock as Series B Convertible Preferred Stock (or “Series B”). The Series B shares are convertible into common stock at a conversion rate of one Series B share for 289 common shares. In addition, a holder of Series B Preferred Stock shall not be entitled to have any voting rights and shall hold a liquidation preference junior to a holder of Series A shares and pari passu with common shareholders. There are currently no shares of Series B outstanding. On October 7, 2020, the Board of Directors withdrew the Series B preferred stock designation.

Common Stock:

The Company originally authorized 50,000,000 shares of common stock with a par value of $0.001. Effective May 20, 2014, the Company increased its authorized shares of common stock from 50,000,000 to 500,000,000.

On December 7, 2020, the Board of Directors approved a reverse stock split of the Company’s common stock, in connection with a potential listing onto NASDAQ in a ratio to be determined by the Board based on market conditions and the Company’s trading price at the time of such reverse split in the range of 1:20 to 1:200, while the authorized shares of common stock remain at 500,000,000.  The reverse stock split became effective February 17, 2021 as of 12:01 a.m. Eastern Time.  All per share amounts and number of shares in the consolidated financial statements and related notes have been retroactively restated to reflect the reverse stock split.

On October 15, 2019, the Company engaged Maxim Group LLC (“Maxim”) as its financial advisor to assist the Company in growth strategy to the investment community with an ultimate goal of a potential up-list and capital raise on NASDAQ.

As consideration for Maxim’s services, Maxim shall be entitled to receive, and the Company agrees to pay Maxim, the following compensation:

(a)	The Company will issue to Maxim or its designees 100,000 shares of the Company’s Common Stock (“Common Stock”) based on the following schedule:

i.

27,500 restricted shares of Common Stock upon the execution of the Agreement implying a price per share of $0.10. These shares were valued on October 15, 2019 at $0.054 with a value of $29,920. As of December 31, 2020, the full amount of $29,920 was expensed as consulting fees and the shares were issued on January 13, 2020.

ii.

$54,000 payable in 22,500 restricted shares of Common Stock six months from the date of the Agreement implying a price per shares of $0.12. These shares were valued on October 15, 2019 at a price of $0.054 with a value of $24,480 and classified as common stock subscription payable as they had not been issued.   On July 9, 2020, Maxim was issued 22,500 shares of common stock in exchange for the common stock subscription payable.  During the year ended  December 31, 2019, $24,480 was expensed as consulting fees.

iii.	50,000 restricted shares of Common Stock 90 days following the up listing of the Company’s Common Stock to NASDAQ.

On July 2, 2019, Amplitech Group, Inc. entered an engagement for strategic intellectual property consulting services with ipCapital Group (“ipCG”), to assist in the formulation and execution of Amplitech’s intellectual property (“IP”) strategy around its proprietary trade secrets, knowhow and technology to formulate a comprehensive “ipStory”. The consideration paid to ipCG is $30,000, of which ipCG has agreed to accept 200,000 shares of restricted common stock upon completion of the project. These shares were issued on October 15, 2019 at a value of $14,000.

On July 9, 2020, Maxim was issued 22,500 shares of common stock in exchange for common stock payable.

On July 28, 2020, Wayne Homschek elected to exercise 150,000 of his cashless warrants and 102,632 of common stock was issued.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2020 and 2019

On October 12, 2020, the Company engaged service providers for services related to the NASDAQ up list totaling $100,000 and were issued 100,000 shares of common stock under the Company’s equity incentive plan immediately following the filing of a Registration Statement on Form S-8 and were issued without restrictions. As of December 31, 2020, $90,000 was classified as a prepaid expense.

On October 16, 2020, the Company entered into an advisory agreement to assist in product sales and distribution in Asia and the Middle East. The advisor will be paid compensation of 100,000 shares totaling $108,000 over a two- year period. These shares were issued under the Company’s equity incentive plan immediately following the filing of a Registration Statement on Form S-8 and were issued without restrictions. As of December 31, 2020, $11,244 of expense had been recognized and $96,756 remained as a prepaid to be amortized over a two- year period.

On October 16, 2020, the Company entered into a public relations service agreement whereby the consultant will be paid compensation of 25,000 shares totaling $27,000 over a nine-month period. These shares were issued under the Company’s equity incentive plan immediately following the filing of a Registration Statement on Form S-8 and were issued without restrictions. As of December 31, 2020, $9,000 of expense had been recognized and $18,000 remained as a prepaid to be amortized over nine months.

On November 20, 2020, the Company issued 2,005,000 shares of common stock to Fawad Maqbool, the Chief Executive Officer of the Company. 5,000 of the shares were issued at par value upon the conversion of 1,000 shares of Preferred Series A Stock. The remaining 2,000,000 of the shares were issued pursuant to the exercise by Mr. Maqbool of options to purchase 400,000 shares of Preferred Series A Stock, at an exercise price of $1.03 per share, which were then converted into 2,000,000 shares of Common Stock.

On December 18, 2020, the Company issued 30,000 shares of common stock under the Company’s stock option plan as stock compensation totaling $90,000.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2020 and 2019

Options:

During 2014, the Company granted the chief executive officer of the Company an immediately exercisable option to purchase an aggregate of 400,000 shares of Series A at an exercise price of $0.0206 per share. There is no expiration date for this option and the related expense has been recorded in prior years. On November 20, 2020 cash proceeds of $8,240 were received and the options were exercised for 2,000,000 shares of common stock.

Warrants:

On April 25, 2019, Wayne Homschek joined the Board of Directors as an independent Director who aided in corporate strategy, financing and investor relations. He was paid $5,000 per month for one year and receive a warrant, exercisable into 150,000 shares of common stock at an exercise price of $0.60 per share. As per the agreement, 75,000 warrants vested in six months and the remaining balance of 75,000 vested one year later. The following table summarizes the warrants outstanding of the Company for the year ended December 31, 2020:

	Number of	Weighted Average
	Warrants	Exercise Price ($)
Outstanding at December 31, 2019	150,000	.60
Granted	-	-
Exercised	(150,000)	(.60)
Expired	-	-
Outstanding at December 31, 2020	-	-

The Company has calculated the estimated fair market value of these warrants at $142,950, using the Black-Scholes model and the following assumptions: expected term 5.75 years, stock price $1.00, exercise price $0.60, 153.48% volatility, 2.35% risk free rate, and no forfeiture rate.

The Company recognized stock-based compensation of $38,927 and $104,023 for the year ended December 3, 2020 and 2019 respectively.

On July 25, 2020, Wayne Homschek was terminated as a director of Amplitech Group, Inc. The Board of Directors of the Company determined that the monthly compensation payable to Mr. Homschek was no longer financially viable. Prior to such termination, the Company had no disagreements with Mr. Homschek regarding the reporting or operations of the Company. Upon Mr. Homschek’ s termination, the Company accelerated the vesting period of his warrants. On July 28, 2020, Mr. Homschek exercised 150,000 of his cashless warrants for 102,632 common stock.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2020 and 2019

2020 Equity Incentive Plan

In October 2020, the Board of Directors and shareholders adopted the Company’s 2020 Equity Incentive Plan (the “2020 Plan”), effective as of December 14, 2020. Under the 2020 Plan, the Company reserved 1,250,000 shares of common stock to grant shares of common stock of the Company to employees and individuals who perform services for the Company. The purpose of the 2020 Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide incentives to individuals who perform services for the Company, and to promote the success of the Company’s business. The 2020 Plan permits the grant of Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and other stock or cash awards as the Board of Directors may determine.

(13) Commitments and Contingencies: None applicable

(14) Subsequent events

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report.

On January 13, 2021, a lease rider was annexed to the lease agreement dated September 23, 2015, between Fortunato Development, Inc. and the Company for the office space leased in Bohemia, NY. The landlord and the Company agreed that the lease term shall be extended on a month-by-month basis, commencing on February 1, 2021.

On January 20, 2020, the Board of Directors, appointed Matthew Kappers, Andrew Lee and Daniel Mazziota to the Board. Matthew Kappers was appointed chairman of the nominating and corporate governance committee, Andrew Lee as the chairman of the audit committee and Daniel Mazziota as the chairman of the compensation committee.

On February 16, 2021, the Company entered into an Underwriting Agreement with Maxim Group LLC as underwriter and as a representative of several underwriters to sell 1,371,428 units at a public offering price of $7.00 per unit. Each unit consists of one share of common stock valued at $6.99 per unit and one warrant at $0.01 per unit. We granted a 45-day option to the underwriter, to purchase up to an additional 205,714 shares of common stock and/or 205,714 additional warrants (overallotment option). In connection with the offering, the underwriter will receive an underwriting discount equal to 7.5% of the gross proceeds from the sale of the units in the offering.

On February 17, 2021, Amplitech Group Inc., common stock and warrants under the symbols “AMPG” and “AMPGW”, respectively, commenced trading on NASDAQ. A reverse split of the outstanding common stock at a 1-for-20 ratio became effective February 17, 2021 as of 12:01 a.m., Eastern Time. In connection with the public offering, 1,371,428 units at an offering price of $7.00 per unit were sold. Each unit issued in the offering consisted of one share of common stock and one warrant. Maxim Group LLC acted as sole book-running manager for the offering and partially exercised its overallotment option to purchase 205,714 warrants at the public offering price. The Company received gross proceeds of approximately $9.6 million, before deducting underwriting discounts and commissions and other offering expenses.

On February 24, 2021, Maxim exercised its overallotment option to purchase an additional 205,714 shares of common stock, bringing the total gross proceeds of the public offering to approximately $11.0 million.

From March 8 to March 12, 2021,  161,800 warrants were exercised at an exercise price of $7.00.  Gross proceeds received were $1,132,600.

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

Based on the evaluation as of December 31, 2020, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on that re-evaluation due to material weakness identified below, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2020 to ensure that information required to be disclosed in our Exchange Act reports was (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, because of material weaknesses in our internal controls over financial reporting. We have identified the following material weaknesses.

1. As of December 31, 2020, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees the accounting policies and procedures. This has resulted in inconsistent practices.

2. As of December 31, 2020, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020, based on the criteria established in “INTERNAL CONTROL-INTEGRATED FRAMEWORK” issued by the COSO.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position

Fawad Maqbool	60	Chairman, President, Chief Executive Officer, Treasurer, Director
Louisa Sanfratello	55	Chief Financial Officer and Secretary, Director
Matthew Kappers (1)	56	Director
Andrew Lee (1)	37	Director
Daniel Mazziota (1)	84	Director

(1) Appointed on January 20, 2021

A brief description of the background and business experience of our executive officer and directors for the past five years is as follows:

Fawad Maqbool, age 60, has served as the President, Chief Executive Officer and Chairman of the Board of Directors since founding Amplitech, Inc. 2002. Prior to founding Amplitech, Inc., Mr. Maqbool was the President of Aeroflex Amplicomm, Inc. for 2000 and 2001. His duties included, among other things, overseeing the design and development of amplifiers specifically for fiber optic communication applications. Mr. Maqbool was with MITEQ, Inc. from 1987 through 1999 where he began as an Engineering Group Leader and ultimately held the title of Department Head responsible for a staff of thirty-two consisting of engineers, technicians, assemblers and support personnel. His professional career began with the Hazeltine Corporation in 1983 where he was a Microwave Design Engineer through 1986. Mr. Maqbool received a bachelor’s degree in electrical engineering (major in microwaves and RF) and biomedical engineering from the City College of New York. He subsequently earned a master’s degree in electrical engineering (major in microwaves and RF) from Polytechnic University, now the New York University Tandon School of Engineering. Through his prior service, Mr. Maqbool possesses the knowledge and experience in microwaves and RF electrical engineering that aids him in efficiently and effectively identifying and executing the Company’s strategic priorities. As our Chief Executive Officer, Chairman and founder, Mr. Maqbool brings to the Board of Directors extensive knowledge of the Company’s products, structure, history, and culture as well as years of expertise in the industry.

Louisa Sanfratello, CPA, age 55, has been an accountant, servicing numerous clients in various industries since 1987. Her professional career began with the public accounting firm of Holtz Rubenstein & Co, where she gathered invaluable experience for several years and moved on to more challenging positions in both the public and private sector. She served as a Controller for The New Interdisciplinary School for over 10 years. Her responsibilities included overseeing the accounting department in addition to working directly with the NYS Department of Education. Ms. Sanfratello was also employed by the Make A Wish Foundation of Suffolk County as chief accountant working directly with the President and CFO. She joined AmpliTech, Inc. in 2012 as Chief Financial Officer, where she manages the company’s finances and SEC filings. Her responsibilities also include assisting the CEO in developing new business, maintaining operating budgets and ensuring adequate cash flow. Ms. Sanfratello was appointed to the Board of Directors for her extensive knowledge of the Company’s products and her financial and accounting expertise.

Matthew Kappers, age 56, has served as a director of the Company since January 2021. Mr. Kappers serves as the chairman of the Nominating and Corporate Governance Committee. Since 2011, Mr. Kappers has been a Managing Director at Concordia Financial Group, an investment bank and consulting firm. He has experience in completing mergers and acquisitions, as well as post acquisition operations. Prior to Concordia Financial Group, he was in the corporate development group for two multi-billion dollar NYSE companies (Republic Services, Inc. and Loewen Group International, Inc.). In addition to his M&A background, he has been the COO and CFO for several small to medium-sized privately held companies. Mr. Kappers earned a B.A. degree from Vanderbilt University and a M.B.A. degree from Miami University. Mr. Kappers’ financial and operations knowledge and experience qualifies him to serve on our board of directors.

Andrew Lee, age 37, has served as a director of the Company since January 2021. Mr. Lee serves as the chairman of the Audit Committee. Mr. Lee is a licensed CPA and holds his MBA degree from Washington State University. Mr. Lee received his Bachelor of Business Administration, with concentrations in Finance and Accounting, from Walla Walla University. Mr. Lee began working at RealWear in 2017 as a CFO. Prior to joining RealWear, Mr. Lee led Finance and Operations as the CFO of Ryonet Corporation, a high-growth firm in Vancouver, Washington. Mr. Lee’s finance and accounting experience qualifies him to serve on our board of directors.

Daniel Mazziota, age 84, has served as a director of the Company since January 2021. He serves as the chairman of the Compensation Committee. Mr. Mazziota founded Microwave Power Devices, Inc. in 1967, which he sold in 1981 to Macom Technology Solutions, a Nasdaq listed developer and producer of radio, microwave, and millimeter wave semiconductor devices and components. He served as the President of Microwave Power Devices, Inc. until his retirement in 1988. He is currently president of IDM Consulting, which provides consulting services to the microwave component and sub system industry. He received his BEE and MSEE degrees from New York Polytechnic Institute and is a fellow of the Institute. Mr. Mazziota’s microwave component and sub system industry experience qualifies him to serve on our board of directors.

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

Board Committees

Effective January 20, 2021, we formed an Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, each of which is comprised of our three independent directors. Mr. Kappers was appointed chairman of the Nominating and Corporate Governance Committee, Mr. Lee as the chairman of the Audit Committee and Mr. Mazziota as the chairman of the Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports in 2020.

Code of Ethics

We have adopted a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and Chief Financial Officer. Our code of ethics is available on our website.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to, the named person, during the years ended December 31, 2020 and 2019:

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Fawad Maqbool	2019	212,384	-	-	-	212,384
Chairman, President and Chief Executive Officer	2020	191,827	-	-	-	191,827
Louisa Sanfratello	2019	101,463	-	-	-	101,463
Chief Financial Officer, Secretary	2020	147,788	-	-	-	147,788

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards held by our executive officers as of December 31, 2020 and 2019.

Compensation of Directors

During the years ended December 31, 2020 and 2019, our former director Wayne Homschek received $35,000 and $45,000, respectively in compensation.

On April 25, 2019, Wayne Homschek joined the Board of Directors as an independent director. He was paid $5,000 per month and was issued a warrant, exercisable into 150,000 shares of common stock at an exercise price of $0.60 per share. As per the agreement, 75,000 warrants vested six months after issuance and the remaining balance of 75,000 vested one year after issuance. On July 25, 2020, Mr. Homschek was terminated as a director and the Company accelerated the vesting period of his warrants. Mr. Homschek exercised all of his warrants during the fiscal year ended December 31, 2020.

The following table summarizes the warrants outstanding of the Company for the year ended December 31, 2020:

	Number of	Weighted Average
	Warrants	Exercise Price ($)
Outstanding at December 31, 2019	150,000	.60
Granted	-	-
Exercised	(150,000)	(.60)
Expired	-	-
Outstanding at December 31, 2020	-	-

The Company has calculated the estimated fair market value of these options at $42,950, using the Black-Scholes model and the following assumptions: expected term 5.75 years, stock price $1.00, exercise price $0.60, 153.48% volatility, 2.35% risk free rate, and no forfeiture rate. The weighted average life of these warrants is 9.32 years.

The Company recognized stock-based compensation of $38,927 and $104,023 for the years ended December 31, 2020 and 2019, respectively.

In connection with their respective appointments, each of Matthew Kappers, Andrew Lee and Daniel Mazziota entered into director agreements with the Company, providing for, among other things that each of the directors shall be entitled to fees for attendance at virtual meetings, reimbursement of expenses for attending meetings and grants of up to 250,00 options to purchase shares of common stock of the Company pursuant to the Company’s 2020 Equity Incentive Plan.

2020 Equity Incentive Plan

In October 2020, the Board of Directors and shareholders adopted the Company’s 2020 Equity Incentive Plan (the “2020 Plan”), effective as of December 14, 2020. Under the 2020 Plan, the Company reserved 1,250,000 shares of common stock to grant shares of common stock of the Company to employees and individuals who perform services for the Company. The purpose of the 2020 Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide incentives to individuals who perform services for the Company, and to promote the success of the Company’s business. The 2020 Plan permits the grant of Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and other stock or cash awards as the Board of Directors may determine.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of March 15, 2020. Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise indicated below, the address of each person listed in the table below is c/o 620 Johnson Avenue, Bohemia, NY 11716.

	Amount and Nature of Beneficial Ownership
	Common Stock (1)
Name and Address of Beneficial Owner	No. of Shares		% of Class
Directors and Officers
Fawad Maqbool, Chairman, President, and Chief Executive Officer	2,639,004		40.11%
Louisa Sanfratello, Chief Financial Officer	10,000		*
Daniel Mazziota	97,150	(2)	1.52%
Matthew Kappers	-	(2)	*
Andrew Lee	-	(2)	*

All officers and directors as a group (5 persons)	2,746,154		41.63%

*Less than 1%

1)	Based on 6,579,771 shares of common stock issued and outstanding.

2)	Will be issued 12,500 options to purchase shares of common stock.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following sets forth a summary of transactions since the beginning of the fiscal year of 2020, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

In February 2021, we paid Bentley Associates, L.P., an affiliate of our former director Wayne Homschek, an advisory fee of $280,000 upon the closing of our public offering in February 2021. Mr. Homschek resigned from our board in July 2020.

Director Independence

Mr. Kappers, Mr. Lee and Mr. Mazziota are independent using the definition of independence under NASDAQ Listing Rule 5605 (a) (2).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the aggregate fees we paid for professional services provided to us for 2020 and 2019:

	2020	2019
Audit Fees	$65,133	$55,500
Audit-Related Fees	7,900	55,938
Tax Fees	2,300	2,250
All Other Fees	-	-

Total	$75,333	$113,688

Audit Fees

For the year ended December 31, 2020 and 2019, we paid $65,133 and $55,500 respectively for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

For the fiscal years ended December 31, 2020 and 2019, we paid approximately $7,900 and $55,938, respectively, for audit related services for the acquisition of Specialty Microwave Corp.

Tax Fees

For our fiscal years ended December 31, 2020 and 2019, we paid $2,300 and $2,250 respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended December 31, 2020 and 2019.

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

We did not have an audit committee as of December 31, 2020. Our Board of Directors pre-approved all services provided by our independent registered public accounting firm. All the above services and fees during 2020 were pre-approved by our Board of Directors. All the above services in 2020 were reviewed and approved by our Board of Directors either before or after the respective services were rendered. As of January 20, 2021, the Board of Directors appointed three independent directors to a newly appointed audit committee and appointed Andrew Lee as the chairman of the audit committee.

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this Annual Report.

1.	Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules

Exhibits:

Exhibit No.	Description
1.1	Underwriting Agreement dated as of February 16, 2021 by and among AmpliTech Group and Maxim Group LLC (Incorporated by reference to 8-K filed February 19, 2021)
3.1	Amended and Restated Articles of Incorporation of AmpliTech Group, Inc. (incorporated by reference to 8-K filed December 28, 2020)
3.2	Amended and Restated Bylaws of AmpliTech Group, Inc. (incorporated by reference to 8-K filed December 28, 2020)
3.3	Amended and Restated Series A Convertible Preferred Stock Certificate of Designation (incorporated by reference to 8-K filed December 28, 2020)
3.4	Certificate of Amendment, filed with the Secretary of State of Nevada (Incorporated by reference to 8-K filed February 19, 2021)
3.5	Certificate of Correction, filed with the Secretary of State of Nevada (Incorporated by reference to 8-K filed February 19, 2021)
4.1	Form of Common Stock Purchase Warrant (Incorporated by reference to 8-K filed February 19, 2021)
4.2	Warrant Agency Agreement dated February 19, 2021 by and between AmpliTech Group, Inc. and Manhattan Transfer Registrar Co. (Incorporated by reference to 8-K filed February 19, 2021)
4.3	Form of Representative’s Warrant (Incorporated by reference to 8-K filed February 19, 2021)
4.4	Description of Capital Stock
10.1	Business loan agreement, by and between Amplitech, Inc., and BNB Bank, dated September 12, 2019 incorporated by reference to the Form 8-K filed on November 18, 2019
10.2	Promissory note issued by Amplitech, Inc. to BNB Bank, dated September 12, 2019 incorporated by reference to the Form 8-K filed on November 18, 2019
10.3	Commercial guaranty of Amplitech Group, Inc., dated September 12, 2019 incorporated by reference to the Form 8-K filed on November 18, 2019
10.4

Lease agreement, dated September 12, 2019, by and between Amplitech Group, Inc. and Stephen J. Faber, as Trustee of the Revocable Trust of Stephen J. Faber, dated August 29, 2017 incorporated by reference to the Form 8-K filed on November 18, 2019

10.5

Option agreement, dated September 12, 2019, by and between Amplitech Group, Inc. and Stephen J. Faber, as Trustee of the Revocable Trust of Stephen J. Faber, dated August 29, 2017 incorporated by reference to the Form 8-K filed on November 18, 2019

10.6

Mutual non-disclosure/joint venture confidentiality agreement, by and between Amplitech Group, Inc. and Orban Microwave, Inc., dated August 14, 2020 incorporated by reference to the Form 8-K filed on August 20, 2020

10.7	Paycheck Protection Program Promissory Note dated April 20, 2020 (previously filed)
10.8	Exclusive Distribution Agreement, dated November 9, 2016, by and between AmpliTech Inc, and distributor (previously filed)
10.9	Advisory Agreement, dated February 14, 2018, by and between AmpliTech Group, Inc. and with SunBbiz Holdings Corp. (previously filed)
10.10	Business Loan Agreement with BNB Bank, dated November 20, 2020 (previously filed)
10.11	Promissory Note issued to BNB Bank, dated November 20, 2020 (previously filed)
10.12	2020 Equity Incentive Plan (incorporated by reference to S-8 filed December 14, 2020)
10.13	Form of Director Agreement (incorporated by reference to 8-K filed January 22, 2021)
21.1	List of Subsidiaries, incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed on August 13, 2012

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmpliTech Group, Inc.

Date: March 31, 2021	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Fawad Maqbool	President, Chief Executive Officer and	March 31, 2021
Fawad Maqbool	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Louisa Sanfratello	Chief Financial Officer and Secretary	March 31, 2021
Louisa Sanfratello	(Principal Financial and Accounting Officer)

/s/ Andrew Lee	Director	March 31, 2021
Andrew Lee

/s/ Daniel Mazziota	Director	March 31, 2021
Daniel Mazziota

/s/ Matthew Kappers	Director	March 31, 2021
Matthew Kappers

