Form 10-Q
period 2021-03-31
AmpliTech Group, Inc.
filed 2021-05-17
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number 001-40069

AmpliTech Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-4566352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

620 Johnson Avenue

Bohemia, NY 11716

(Address of principal executive offices) (Zip Code)

(631)-521-7831

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	AMPG	The Nasdaq Stock Market LLC
Warrants to Purchase Common Stock	AMPGW	The Nasdaq Stock Market LLC

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of May 12 2021, the registrant had 9,343,671 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2021

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AmpliTech Group, Inc.

Condensed Consolidated  Balance Sheets

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$9,855,238	$199,536
Accounts receivable, net	421,455	357,055
Inventories, net	790,296	517,338
Prepaid expenses	212,062	322,124
Total Current Assets	11,279,051	1,396,053

Property and equipment, net	290,065	289,251
Right of use operating lease assets	321,549	347,156
Intangible assets, net	622,089	632,209
Goodwill	120,136	120,136
Security deposits	26,707	26,707

Total Assets	$12,659,597	$2,811,512

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	348,438	$113,541
Customer deposits	149,870	15,300
Current portion of financing lease	32,478	32,084
Current portion of operating lease	84,991	87,930
Current portion of notes payable	213,357	205,592
Line of credit	-	200,000
Total Current Liabilities	829,134	654,447

Long Term Liabilities
Finance lease, net of current portion	42,890	51,159
Operating lease, net of current portion	244,845	267,050
Notes payable, net of current portion	1,346,180	1,398,574
Total Liabilities	2,463,049	2,371,230

Commitments and Contingencies	-	-

Stockholders' Equity
Series A convertible preferred stock, par	-	-
value $0.001, 1,000,000 shares authorized,
0 issued and outstanding
Common Stock, par value $0.001, 500,000,000 shares authorized,
6,579,771 and 4,839,448 shares issued and outstanding, respectively	6,580	4,839
Additional paid-in capital	12,938,271	2,303,815
Accumulated deficit	(2,748,303)	(1,868,372)

Total Stockholders' Equity	10,196,548	440,282

Total Liabilities and
Stockholders' Equity	$12,659,597	$2,811,512

                        See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2021	2020

Revenue	$472,974	$755,948

Cost of goods sold	417,993	516,634

Gross Profit	54,981	239,314

Selling, general and administrative expense	908,554	538,561

Loss From Operations	(853,573)	(299,247)

Other Expenses
Interest expense, net	(26,358)	(23,714)

Loss Before Income Taxes	(879,931)	(322,961)

Provision For Income Taxes	-	-

Net Loss	$(879,931)	$(322,961)

Net Loss Per Share;
Basic	($0.16)	($0.13)
Diluted	($0.16)	($0.13)

Weighted Average Shares Outstanding;
Basic	5,568,350	2,476,816
Diluted	5,568,350	2,476,816

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Three	For The Three
	Months Ended	Months Ended
	March 31,	March 31,
Cash Flows from Operating Activities:	2021	2020

Net Loss	$(879,931)	$(322,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,306	21,167
Amortization of prepaid consulting	113,742	32,648
Amortization of right-of-use operating lease asset	25,607	32,753
Stock based compensation	54,000	11,847
Changes in Operating Assets and Liabilities:
Accounts receivable	(64,400)	131,468
Inventories	(272,958)	1,488
Prepaid expenses	28,542	(25,704)
Accounts payable and accrued expenses	202,675	80,724
Operating lease liability	(25,144)	(31,635)
Customer deposits	134,570	(7,990)

Net cash used in operating activities	(658,991)	(76,195)

Cash Flows from Investing Activities:
Purchase of equipment	(15,000)	(8,088)
Net cash used in investing activities	(15,000)	(8,088)

Cash Flows from Financing Activities:
Proceeds received from private placement, net of expenses	9,449,597	-
Proceeds received from exercise of warrants	1,132,600	-
Repayment of line of credit, net	(200,000)	-
Repayments on finance lease	(7,875)	(7,633)
Repayment of notes payable	(44,629)	(36,549)
Net cash provided by financing activities	10,329,693	(44,182)

Net change in cash and cash equivalents	9,655,702	(128,465)

Cash and Cash Equivalents, Beginning of Period	199,536	574,712

Cash and Cash Equivalents, End of Period	$9,855,238	$446,247

Supplemental disclosures:
Cash paid for interest expense	$25,550	$23,714
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities
Promissory note on equipment	$-	$58,192
Finance agreement in exchange for prepaid assets	$32,222	$-

See accompanying notes to the condensed consolidated financial statements

Amplitech Group, Inc.
Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	For the three months ended March 31, 2020
	Series A Convertible Preferred		Common Stock		Common	Additional		Total
	Number of	Par	Number of	Par	Stock	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Payable	Capital	Deficit	Equity

Balance, December 31, 2019	1,000	$1	2,454,317	$2,454	$24,480	$1,909,551	$(842,813)	$1,093,673

Stock based compensation	-	-	-	-	-	11,847	-	11,847

Net loss for the three months ended March 31, 2020	-	-	-	-	-	-	(322,961)	(322,961)

Balance, March 31, 2020	1,000	$1	2,454,317	$2,454	$24,480	$1,921,398	$(1,165,774)	$782,559

	For the three months ended March 31, 2021

Balance, December 31, 2020	-	$-	4,839,448	$4,839	$-	$2,303,815	$(1,868,372)	$440,282

Common stock issued in private placement	-	-	1,577,142	1,578	-	9,448,019	-	9,449,597

Additional shares issued in connection to reverse split due to rounding			1,381	1		(1)		-

Common stock issued upon exercise of warrants	-	-	161,800	162	-	1,132,438		1,132,600

Stock based compensation						54,000		54,000

Net loss for the three months ended March 31, 2021	-	-	-	-	-	-	$(879,931)	(879,931)

Balance, March 31, 2021	-	$-	6,579,771	$6,580	$-	$12,938,271	$(2,748,303)	$10,196,548

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2021 and 2020

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

AmpliTech Group, Inc.

 Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2021 and 2020

The COVID-19 Pandemic

The COVID-19 pandemic has caused significant worldwide disruption throughout the course of 2020 and into 2021 and resulted in the imposition of various public and private sector measures to try to contain the virus, on a local, state, national and international level, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns. These measures have temporarily impacted our workforce and operations and some of the operations of our customers, and vendors, suppliers, and partners. The ultimate impact and efficacy of government measures and potential future measures is currently unknown.

There is uncertainty regarding the business impacts from such measures and potential future measures. While we have been able to continue our operations through a combination of work-from-home and social distancing policies implemented to protect employees, these measures have resulted in reduced workforce availability. We resumed operations on May 5, 2020, with the CDC safeguard guidelines in place. Difficulties in communicating with our customers’ employees and delivery delays due to COVID-19 may impact our ability to meet customer demand, and thus decrease revenues into 2021 and negatively impact our financial condition and results of operations.

(2) Summary of Significant Accounting Policies

Basis of Accounting

The accompanying condensed consolidated financial statements have been prepared using the accrual basis of accounting.

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

The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the years ended December 31, 2020 and 2019 included in Form 10-K filed with the SEC.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2021 and 2020

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

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of March 31, 2021, the Company’s cash and cash equivalents were deposited in two financial institutions.

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing.

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change in the future. An allowance of $125,400 has been recorded at March 31, 2021 and December 31, 2020.

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

For The Three Months Ended March 31, 2021 and 2020

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Property and equipment are depreciated as follows:

Description	Useful Life	Method
Office equipment	7 years	Straight-line
Machinery and equipment	5 to 10 years	Straight-line
Computer equipment	3 to 7 years	Straight-line
Vehicles	5 years	Straight-line

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

For The Three Months Ended March 31, 2021 and 2020

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2021 and 2020

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of March 31, 2021 contained a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, rebates, discounts, and other adjustments. The estimates of variable consideration are based on historical payment experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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

Reserves are recorded as a reduction in net sales and are not considered material to our condensed consolidated statements of income for the three months ended March 31, 2021 and 2020.

Research and Development

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include consultants, outside service, and supplies. Research and development costs for the three months ended March 31, 2021 and 2020 were $ 7,229 and $ 20,026.

Income Taxes

The Company’s deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At March 31, 2021, the Company had no material unrecognized tax benefits.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2021 and 2020

Earnings Per Share

Basic earnings per share (“EPS”) are determined by dividing the net earnings by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. As of March 31, 2021 and 2020, there were 1,415,342 and 2,155,000, respectively potentially dilutive shares that need to be considered as common share equivalents.

The computation of weighted average shares outstanding and the basic and diluted earnings per share consisted of the following:

	Net (Loss) Income	Shares	Per Share Amount

For the three months ended March 31, 2021:

Basic EPS	$(879,931)	5,568,350	$(0.16)
Effect of dilutive stock options, warrants and series A shares

Diluted EPS	$(879,931)	5,568,350	$(0.16)
For the three months ended March 31, 2020:

Basic EPS	$(322,961)	2,476,816	$(0.13)
Effect of dilutive stock options, warrants and series A shares

Diluted EPS	$(322,961)	2,476,816	$(0.13)

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2021 and 2020

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

Concentration of Credit Risk

Financial instruments that potentially subject the company to concentration of credit risk consist primarily of cash. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2021 and December 31, 2020, the Company had $8,855,238 and $0 in excess of the FDIC insured limit, respectively.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2021 and 2020

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We are currently assessing the impact of this standard on our consolidated financial statements.

On August 5, 2020, FASB issued ASU 2020-06, which is expected to reduce complexity and improve comparability of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, with an early adoption permitted. The adoption of this standard became effective for us on January 1, 2021 and did not have a material impact on our consolidated financial statements.

We do not expect the adoption of these or other recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow.

(3) Revenues

The following table presents sales disaggregated based on geographic regions and for the three months ended:

	March 31, 2021	March 31, 2020
Domestic sales	$403,510	$620,203
International sales	69,464	135,745
Total sales	$472,974	$755,948

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2021 and 2020

(4) Inventories

The inventory value at March 31, 2021 and December 31, 2020 were as follows:

	March 31,	December 31,
	2021	2020

Raw Materials	$401,636	$325,251
Work-in Progress	310,602	129,882
Finished Goods	141,332	128,479
Engineering Models	3,726	3,726

Subtotal	$857,296	$587,338
Less: Reserve for Obsolescence	(67,000)	(70,000)

Total	$790,296	$517,338

(5) Property and Equipment

Property and Equipment consisted of the following at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020

Lab Equipment	$880,414	$865,414
Manufacturing Equipment	25,000	25,000
Automobiles	19,527	19,527
Furniture and Fixtures	36,165	36,165
Subtotal	961,106	946,106
Less: Accumulated Depreciation	(671,041)	(656,855)

Total	$290,065	$289,251

Depreciation expense for the three months ended March 31, 2021 and 2020 was $14,186 and $10,869 respectively.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2021 and 2020

(6) Intangible Assets

Goodwill

The goodwill is related to the acquisition of Specialty Microwave Corp. on September 12, 2019 and is primarily related to expected improvements and technology performance and functionality, as well sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. Goodwill is generally not amortizable for tax purposes and is not amortizable for financial statement purposes. As of March 31, 2021, goodwill is valued at $120,136.

Other Intangible Assets

Intangible assets with an estimated useful life of fifteen years consisted of the following at March 31, 2021:

	Gross Carrying	Accumulated		Weighted
	Amount	Amortization	Net	Average Life
Trade name	$70,233	$-	$70,233	Indefinite
Customer relationships	412,860	42,681	370,179	13.0
Intellectual Property	202,771	21,094	181,677	13.0

Total	$685,864	$63,775	$622,089

Amortization expense for the years ended March 31, 2021 and 2020 was $10,120 and $10,298 respectively.

Annual amortization of intangible assets are as follows:

2021	30,922
2022	41,042
2023	41,042
2024	41,042
2025	41,042
Thereafter	356,766
$551,856

(7) Line of Credit

On November 20, 2020, AmpliTech entered into a business line of credit for $750,000 maturing on November 1, 2021. The line is evaluated monthly on a borrowing base formula advancing 75% of accounts receivables aged less than 90 days and 50% of inventory raw materials costs. The interest rate shall be based upon the Wall Street Journal Prime Rate, plus 1%. The Company has the option to prepay all or any portion of the amount owed prior to its due date without penalty.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2021 and 2020

In connection with the loan, the Company granted the lender a security interest in all of its respective assets. In addition, the President and CEO, has agreed to guarantee the loan.

As of March 31, 2021, and December 31, 2020, the outstanding balance on the line of credit was $0 and $200,000, respectively.

(8) Leases

We adopted ASC 842 “Leases” using the modified retrospective approach, electing the practical expedient that allows us not to restate our comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption.

The following was included in our balance sheet as of March 31, 2021:

Operating leases	March 31, 2021

Assets
ROU operating lease assets	$321,549

Liabilities
Current portion of operating lease	$84,991
Operating lease, net of current portion	$244,845
Total operating lease liabilities	$329,836

Finance leases
Assets
Property and equipment, gross	$157,184
Accumulated depreciation	(61,751)
Property and equipment, net	$95,433
Liabilities
Current portion of financing lease	$32,478
Finance lease, net of current portion	42,890
Total operating lease liabilities	$75,368

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2021 and 2020

The weighted average remaining lease term and weighted average discount rate at March 31, 2021 were as follows:

Weighted average remaining lease term (years)	March 31, 2021
Operating leases	3.61
Finance leases	2.25

Weighted average discount rate
Operating leases	6.29%
Finance leases	4.89%

Finance Lease

The Company entered into a 60-month lease agreement to finance certain laboratory equipment in July 2018 with a purchase option of $1. As such, the Company has accounted for this transaction as a finance lease.

The following table reconciles future minimum finance lease payments to the discounted lease liability as of March 31, 2021:

2021	28,334
2022	37,778
2023	18,889
Total lease payments	85,001
Less imputed interest	(4,375)
Less sales tax	(5,258)
Total lease obligations	75,368
Less current obligations	(32,478)
Long-term lease obligations	$42,890

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2021 and 2020

Operating Leases

On December 4, 2015, the Company entered into a new operating lease agreement to rent office space in Bohemia, NY. This five-year agreement commenced February 1, 2016 with an annual rent of $50,000 and 3.75% increases in each successive lease year. On January 13, 2021, a lease rider was annexed to the original lease whereby the lease term will be extended on a month-by-month basis, commencing on February 1, 2021.

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

On November 27, 2019, the Company entered a 39-month agreement to lease an automobile with a monthly payment of $420

The following table reconciles future minimum operating lease payments to the discounted lease liability as of March 31, 2021:

2021	76,286
2022	104,497
2023	102,741
2024	79,948
2025	3,645
Total lease payments	367,117
Less imputed interest	(37,281)
Total lease obligations	329,836
Less current obligations	(84,991)
Long-term lease obligations	$244,845

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2021 and 2020

(9) Notes Payable

 Promissory Note:

On September 12, 2019, AmpliTech Group Inc. acquired Specialty Microwave Corporation (SMW), a privately held company based in Ronkonkoma, NY. The purchase included all inventory, orders, customers, property and equipment, and all intellectual property. The assets also included all eight team members of SMW. The total consideration paid was $1,143,633, consisting of $668,633 in cash and a $475,000 promissory note with an interest rate of 6%. Beginning November 1, 2019, payment of principal and interest shall be due payable in fifty-nine (59) monthly payments of $9,213 with a final payment due October 1, 2024 of $9,203. As of March 31, 2021, the balance of this promissory note was $354,832. Principal payments of $14,684 along with interest expense of $3,743 was paid during the three months ended March 31, 2021. The promissory note is secured by certain assets of the Company.

 Loan Payable:

On September 12, 2019, the Company entered a $1,000,000 seven-year term loan with amortization based on a ten- year repayment schedule. The loan bears interest at a fixed rate of 6.75% with a monthly repayment amount of $11,533. As of March 31, 2021, the balance of the loan was $889,777. Interest expense paid for the three months ended March 31, 2021 was $14,900. This loan is collateralized by all Company assets.

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

In addition, on September 12, 2019, the Company was approved for a $250,000 equipment leasing facility. The Company has borrowed against the leasing facility as follows:

•	On December 20, 2019, the Company borrowed $58,192 to be paid over a three-year term with monthly payments of $ 1,736 at an interest rate of 5.26%. The balance as of March 31, 2021 was $33,256.
•	On May 14, 2020, the Company borrowed $27,494 to be paid over a three-year term with monthly payments of $815 at an interest rate of 4.268%. The balance as of March 31, 2021 was $19,411.
•	On June 10, 2020, the Company borrowed $41,015 to be paid over a three-year term with monthly payments of $1,216 at an interest rate of 4.278%. The balance as of March 31, 2021 was $30,061.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2021 and 2020

Future principal payments over the term of the loans as of March 31, 2021 are as follows:

Payments
2021	158,875
2022	453,950
2023	200,967
2024	186,035
2025	103,254
Thereafter	456,456
Total remaining payments	$1,559,537

(10) Stockholders’ Equity

The total number of shares of stock this Corporation is authorized to issue shall be five hundred one million (501,000,000) shares, par value $0.001 per share. Our authorized capital stock consists of 500,000,000 shares of common stock and 1,000,000 shares of blank check preferred stock.

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

For The Three Months Ended March 31, 2021 and 2020

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

On November 20, 2020, the Company issued 2,005,000 shares of common stock to Fawad Maqbool, the Chief Executive Officer of the Company. 5,000 of the shares were issued at par value upon the conversion of 1,000 shares of Preferred Stock. The remaining 2,000,000 of the shares were issued pursuant to the exercise by Mr. Maqbool of options to purchase 400,000 shares of Preferred Series A stock, at an exercise price of $1.03 per share, which were then converted into 2,000,000 shares of Common Stock.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2021 and 2020

Common Stock:

The Company originally authorized 50,000,000 shares of common stock with a par value of $0.001. Effective May 20, 2014, the Company increased its authorized shares of common stock from 50,000,000 to 500,000,000.

On December 7, 2020, the Board of Directors approved a reverse stock split of the Company’s common stock, in connection with a potential listing onto NASDAQ in a ratio to be determined by the Board based on market conditions and the Company’s trading price at the time of such reverse split in the range of 1:20 to 1:200, while the authorized shares of common stock remain at 500,000,000. A reverse stock split of the outstanding common stock at a 1-for-20 ratio became effective February 17, 2021. All per share amounts and number of shares in the condensed consolidated financial statements and related notes have been retroactively restated to reflect the reverse stock split.

On October 15, 2019, the Company engaged Maxim Group LLC (“Maxim”) as its financial advisor to assist the Company in growth strategy to the investment community with the ultimate goal of an up-list and capital raise on NASDAQ.

As consideration for Maxim’s services, Maxim shall be entitled to receive, and the Company agrees to pay Maxim, the following compensation:

(a)	The Company will issue to Maxim or its designees 100,000 shares of the Company’s Common Stock (“Common Stock”) based on the following schedule:

i.

27,500 restricted shares of Common Stock upon the execution of the Agreement implying a price per share of $0.10. These shares were valued on October 15, 2019 at $0.054 with a value of $29,920. The full amount of $29,920 was expensed as consulting fees in 2020 and the shares were issued on January 13, 2020.

ii.

$54,000 payable in 22,500 restricted shares of Common Stock six months from the date of the Agreement implying a price per shares of $0.12. These shares were valued on October 15, 2019 at a price of $0.054 with a value of $24,480 and classified as common stock subscription payable as they had not been issued. On July 9, 2020, Maxim was issued 22,500 shares of common stock in exchange for the common stock subscription payable. The full amount of consulting fees was expensed in 2019.

iii.

50,000 restricted shares of Common Stock 90 days following the placement agency agreement dated April 15, 2021. These shares were valued on October 15, 2019 at a price of $0.054 with a value of $54,000 and expensed as consulting fees for the three months ended March 31, 2021.

On July 9, 2020, Maxim was issued 22,500 shares of common stock in exchange for common stock payable.

On July 28, 2020, Wayne Homschek elected to exercise 150,000 of his cashless warrants and 102,632 of common stock was issued.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2021 and 2020

On October 12, 2020, the Company engaged service providers for services related to the NASDAQ up list totaling $100,000. The Company issued 100,000 shares on December 18, 2020 under the Company’s equity incentive plan immediately following the filing of a Registration Statement on Form S-8 and were issued without restrictions. These services have been expensed as of March 31, 2021.

On October 16, 2020, the Company entered into an advisory agreement to assist in product sales and distribution in Asia and the Middle East. The advisor will be paid compensation of 100,000 shares totaling $108,000 over a two- year period. These shares were issued under the Company’s equity incentive plan immediately following the filing of a Registration Statement on Form S-8 and were issued without restrictions. As of March 31, 2021, $24,559 of expense had been recognized and $83,441 remained as a prepaid to be amortized over a two- year period.

On October 16, 2020, the Company entered into a public relations service agreement whereby the consultant will be paid compensation of 25,000 shares totaling $27,000 over a nine-month period. These shares were issued under the Company’s equity incentive plan immediately following the filing of a Registration Statement on Form S-8 and were issued without restrictions. As of March 31, 2021, $18,000 of expense had been recognized and $9,000 remained as a prepaid to be amortized over nine months.

On November 20, 2020, the Company issued 2,005,000 shares of common stock to Fawad Maqbool, the Chief Executive Officer of the Company. 5,000 of the shares were issued at par value upon the conversion of 1,000 shares of Preferred Stock. The remaining 2,000,000 of the shares were issued pursuant to the exercise by Mr. Maqbool of options to purchase 400,000 shares of Preferred Series A stock, at an exercise price of $1.03 per share, which were then converted into 2,000,000 shares of Common Stock.

On December 18, 2020, the Company issued 30,000 shares of common stock under the Company’s stock option plan as stock compensation totaling $90,000.

On February 17, 2021, Amplitech Group Inc., common stock and warrants under the symbols “AMPG” and “AMPGW”, respectively, commenced trading on NASDAQ. In connection with the public offering, 1,371,428 units at an offering price of $7.00 per unit were sold. Each unit issued in the offering consisted of one share of common stock and one warrant. Maxim Group LLC acted as sole book-running manager for the offering.

On February 24, 2021, Maxim Group LLC exercised its overallotment option to purchase an additional 205,714 shares of common stock.

From March 8 to March 12, 2021, 161,800 warrants were exercised at a price of $7.00 and 161,800 shares of common stock were issued. Total cash proceeds received were $1,132,600.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2021 and 2020

Options:

During 2014, the Company granted the chief executive officer of the Company an immediately exercisable option to purchase an aggregate of 400,000 shares of Series A at an exercise price of $0.0206 per share. There is no expiration date for this option and the related expense has been recorded in prior years. On November 20, 2020 cash proceeds of $8,241 were received and the options were exercised for 2,000,000 shares of common stock. As of December 31, 2020, there are no stock options outstanding.

Warrants:

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

From March 8 to March 12, 2021, 161,800 warrants were exercised at a price of $7.00 and 161,800 shares of common stock were issued.

		Weighted
	Number of	Average Exercise
	Warrants	Price ($)
Outstanding at December 31, 2020	-	-
Granted	1,577,142	$7.00
Exercised	(161,800)	$(7.00)
Expired	-	-
Outstanding at March 31, 2021	1,415,342	$7.00

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2021 and 2020

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

(11) Commitments and Contingencies: None applicable

(12) Subsequent events

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report.

On April 1, 2021, the Company filed a shelf registration statement with the SEC allowing us the capability to offer and sell any combination of securities in one or more offerings up to a total aggregate offering of $200,000,000.

From April 1 through April 6, 2021, 48,900 warrants were exercised at an exercise price of $7.00. Gross proceeds received were $342,300.

On April 15, 2021, the Company entered into definitive agreements with certain institutional investors for the sale of 2,715,000 shares of common stock in a registered direct offering priced at-the-market under NASDAQ rules. Concurrently, the Company agreed to issue to the investors, in a private placement, warrants to purchase an aggregate of 1,900,500 shares of common stock at an exercise price of $8.48 per share with a five-year term. Maxim Group LLC acted as the exclusive placement agent for this offering. The shares of common stock as described were offered pursuant to a “shelf” registration statement filed with the SEC on April 1, 2021, and declared effective on April 14, 2021. The aggregate gross proceeds to the Company were approximately $23 million dollars before deducting placement agent’s fees and expenses. The offering closed on April 16, 2021. On April 30, 2021, the Company filed a registration statement providing for the resale of the shares of common stock issuable upon the exercise of the warrants issued in the private placement. The registration statement became effective on May 11, 2021.

On April 15, 2021, the Company entered into an agreement with an independent contractor to assist in product sales and distribution. The independent contractor will be paid a 10% commission on any sales that result in new business to the Company. Amplitech will provide a two (2) month draw of $5,000 per month, against commission for booked sales. Draws will commence April 15, 2021 to June 15, 2021.

On April 20, 2021, SBA approved the PPP loan forgiveness of $232,200.

On May 10, 2021, the Company paid off the balance of the seven year term loan of $883,416 plus interest of $3,478.

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

Business Overview

AmpliTech designs, engineers and assembles micro-wave component-based amplifiers that meet individual customer specifications. Our products consist of radio frequency (“RF”) amplifiers and related subsystems, operating at multiple frequencies from 50kHz to 44GHz, including low noise amplifiers, medium power amplifiers, cryogenic amplifiers, and custom assembly designs for the aerospace, governmental, defense and commercial satellite markets. We also offer non-recurring engineering services on a project-by-project basis, for a predetermined fixed contractual amount, or on a time plus material basis.

Our Specialty Microwave division designs and manufactures passive microwave components and related subsystems for use in satellite communication ground networks that meet individual customer specifications for both domestic and international customers.

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

We believe our research and development initiative to expand our product line of low noise amplifiers to include our new 5G and wireless infrastructure products is progressing significantly. We have introduced new products that will be manufactured through our SMW acquisition. The combined engineering and manufacturing resources is expected to complement the new product development of subsystems for satellite, wireless, and 5G infrastructures, as well as advanced military and commercial market.

Corporate Information

Our principal executive offices are located at 620 Johnson Avenue Bohemia, NY 11716. Our telephone number is (631) 521-7831. Our corporate website is www.amplitechinc.com. The information on our website is not a part of, or incorporated in, this prospectus.

Recent Developments

On April 15, 2021, we entered into purchase agreements with certain institutional investors for the sale of an aggregate of 2,715,000 shares of common stock at a purchase price of $8.48 per share in a registered direct offering.

In a concurrent private placement, the Company sold to the investors, warrants to purchase an aggregate of 1,900,500 shares of common stock at an exercise price of $8.48 per share with a five-year term. The exercise price of the warrants and the number of shares of the common stock issuable upon the exercise of the warrants are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the warrants. The warrants are exercisable on a “cashless” basis in certain circumstances.

The closing of the sale of the shares of common stock in the registered direct offering, and the sale of the warrants in the concurrent private placement, occurred on April 16, 2021.

On April 30, 2021, the Company filed a registration statement providing for the resale of the shares of common stock issuable upon the exercise of the warrants. Upon effectiveness of such registration statement, the warrants are not exercisable on cashless basis. The registration statement became effective on May 11, 2021.

Results of Operations

For the Three Months Ended March 31, 2021 and March 31, 2020

Revenues

Sales decreased from $755,948 for the three months ended March 31, 2020 to $472,974 for three months ended March 31, 2021, a decrease of $282,974 or approximately 37.4%. The Company was forced to shut down in January as a result of the COVID-19 virus which caused a disruption in our shipments and sales bookings. We are also still experiencing supply chain disruptions as well. While we have been able to continue our operations through a combination of work-from-home and social distancing policies implemented to protect employees, this has resulted in reduced shipments and our ability to meet customer demand temporarily for the first quarter of 2021. Our RFQ (Request for Quote) activity remains strong as our backlog is approximately $2,000,000 which should translate to increased sales in the 2nd and 3rd quarters of 2021.

Cost of Goods Sold and Gross Profit

Cost of Goods Sold decreased from $516,634 for the three months ended March 31, 2020 to $417,993 for the three months ended March 31, 2021, a decrease of $98,641 or approximately 19%. As a result, the gross profit was $54,981 for the three months ended March 31, 2021 compared to $239,314 for the three months ended March 31, 2020, a decrease of $184,333 or 77%. Gross profit as a percentage of sales decreased to 11.6% from 31.7%. These decreases are primarily a result in the decrease in sales as shipments were delayed due to the reduced work force availability at our sites, while still incurring fixed production costs. In addition, the Company has increased salary expense with the hiring of a director of operations to oversee production and to help meet company growth objectives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $908,554 for the three months ended March 31, 2021 from $538,561 for the three months ended March 31, 2020, an increase of $369,993 or approximately 68.0%. The Company experienced an increase of approximately $200,000 in parent company expenses, such as stock compensation, directors insurance, consulting fees, legal fees, accounting fees and regulatory filing fees relating to the public offering.  A majority of these expenses are non-recurring and related to the public offering.

Income (Loss) From Operations

As a result of the above, the Company has a loss from operations of $853,573 and $299,247 for the three months ended March 31, 2021 and 2020, respectively.

Other Income (Expenses)

Interest expense increased by $2,614 or 11.5%, when comparing the three months ended March 31, 2021 to the three months ended March 31, 2020. The increase was primarily due to the additional borrowing on the Company’s line of credit.

Net Income

The Company reported a net loss of $879,931 for the three months ended March 31, 2021, compared to a net loss of $322,961 for the three months ended March 31, 2020.

Liquidity and Capital Resources

Operating Activities

The net cash used in operating activities for the three months ended March 31, 2021 was $658,991, resulting primarily from the net loss and the operating changes in accounts receivable, inventories, and the operating lease liability.

The net cash used in operating activities for the three months ended March 31, 2020 was $76,915 resulting primarily from the net loss and operating changes in accounts receivable, accounts payable and accrued expenses and operating lease liability.

Investing Activities

The net cash used in investing activities for the three months ended March 31, 2021 and 2020 was $15,000 and $8,088, respectively for the purchase of equipment.

Financing Activities

The net cash provided by financing activities for the three months ended March 31, 2021 was $10,329,693 which includes $10,582,197 million from new issuances of common stock and warrants, netted against the repayment of the line of credit.

The net cash used by financing activities for the three months ended March 31, 2020 was $44,182, a result primarily from the repayment of the lease financing and notes payable.

We have historically financed our operations by the issuance of debt from third party lenders, notes issued to various private individuals and personal funds advanced from time to time by the majority shareholder, who is also the President and Chief Executive Officer of the Company.

As of March 31, 2021, we had cash and cash equivalents of $9,855,238, a working capital of $10,449,916 and an accumulated deficit of $2,748,303.

As of December 31, 2020, we had cash and cash equivalents of $199,536, a working capital of $741,606 and an accumulated deficit of $1,868,372.

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

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the three month period ended March 31, 2021, to the items disclosed as critical accounting policies in management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Based on that evaluation, as of March 31, 2021, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 15, 2021, the Company agreed to issue to certain investors, in a private placement, warrants to purchase an aggregate of 1,900,500 shares of common stock at an exercise price of $8.48 per share with a five-year term. The exercise price of the warrants and the number of shares of the common stock issuable upon the exercise of the warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the warrants. The warrants will be exercisable on a “cashless” basis in certain circumstances. The Company has agreed to file a prospectus supplement or registration statement on Form S-3 providing for the resale of the shares of common stock issuable upon the exercise of the warrants, at which point such warrants may no longer be exercised on a cashless basis

Item 3. Defaults Upon Senior Securities.

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

AmpliTech Group, Inc.

Date: May 17, 2021	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Louisa Sanfratello
Louisa Sanfratello Chief Financial Officer (Principal Financial and Accounting Officer)

