Form 10-Q
period 2021-06-30
AmpliTech Group, Inc.
filed 2021-08-16
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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

As of August 10, 2021, the registrant had 9,343,671 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2021

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company”, “the Company”, “AmpliTech”, “Specialty” or “SMW” are to the combined business of AmpliTech Group, Inc. and its consolidated subsidiaries, AmpliTech, Inc. and Specialty Microwave.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AmpliTech Group, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$27,624,397	$199,536
Accounts receivable, net	600,679	357,055
Marketable Securities	1,109,638	-
Inventories, net	806,224	517,338
Prepaid expenses	416,066	322,124
Total Current Assets	30,557,004	1,396,053

Property and equipment, net	673,026	289,251
Right of use operating lease assets	300,367	347,156
Intangible assets, net	611,856	632,209
Goodwill	120,136	120,136
Investment	150,000	-
Security deposits	26,707	26,707

Total Assets	$32,439,096	$2,811,512

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	352,478	$113,541
Customer deposits	128,080	15,300
Current portion of financing lease	32,877	32,084
Current portion of operating lease	86,997	87,930
Current portion of notes payable	135,456	205,592
Line of credit	-	200,000
Total Current Liabilities	735,888	654,447

Long Term Liabilities
Finance lease, net of current portion	34,520	51,159
Operating lease, net of current portion	222,218	267,050
Notes payable, net of current portion	269,424	1,398,574
Total Liabilities	1,262,050	2,371,230

Commitments and Contingencies	-	-

Stockholders’ Equity
Series A convertible preferred stock, par value $0.001, 1,000,000 shares authorized, 0 issued and outstanding	-	-
Common Stock, par value $0.001, 500,000,000 shares authorized, 9,343,671 and 4,839,448 shares issued and outstanding, respectively	9,344	4,839
Additional paid-in capital	34,388,700	2,303,815
Accumulated deficit	(3,220,998)	(1,868,372)

Total Stockholders’ Equity	31,177,046	440,282

Total Liabilities and
Stockholders’ Equity	$32,439,096	$2,811,512

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Revenue	$1,024,410	$660,699	1,497,386	$1,416,647

Cost of goods sold	679,787	434,711	1,097,781	951,345

Gross Profit	344,623	225,988	399,605	465,302

Selling, general and administrative expense	1,043,550	442,457	1,952,105	981,018

Loss From Operations	(698,927)	(216,469)	(1,552,500)	(515,716)

Other Income (Expenses)
Gain on extinguishment of debt	232,200	-	232,200	-
Unrealized gain (loss) on investments	672	-	672	-
Interest expense, net	(6,640)	(26,799)	(32,998)	(50,513)
Total other income (expense)	226,232	(26,799)	199,874	(50,513)

Loss Before Income Taxes	(472,695)	(243,268)	(1,352,626)	(566,229)

Provision For Income Taxes	-	-	-	-

Net Loss	$(472,695)	$(243,268)	$(1,352,626)	$(566,229)

Net Loss Per Share;
Basic	$(0.05)	$(0.10)	$(0.19)	$(0.23)
Diluted	$(0.05)	$(0.10)	$(0.19)	$(0.23)

Weighted Average Shares Outstanding;
Basic	8,863,517	2,476,816	7,225,036	2,476,816
Diluted	8,863,517	2,476,816	7,225,036	2,476,816

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For The Six	For The Six
	Months Ended	Months Ended
	June 30,	June 30,
Cash Flows from Operating Activities:	2021	2020

Net Loss	$(1,352,626)	$(566,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,114	43,595
Amortization of prepaid consulting	134,778	37,108
Amortization of right-of-use operating lease asset	46,789	66,092
Stock based compensation	188,550	23,695
Gain on forgiveness of debt	(232,200)
Change in fair value of marketable securities	(672)
Changes in Operating Assets and Liabilities:
Accounts receivable	(243,624)	217,335
Inventories	(288,886)	(87,556)
Prepaid expenses	(196,498)	(7,873)
Accounts payable and accrued expenses	206,715	19,819
Operating lease liability	(45,765)	(63,656)
Customer deposits	112,780	50,934
Net cash used in operating activities	(1,620,545)	(266,736)

Cash Flows from Investing Activities:
Purchase of equipment	(413,536)	(9,479)
Purchase of marketable securities , net	(1,108,966)	-
Investment	(150,000)	-
Net cash used in investing activities	(1,672,502)	(9,479)

Cash Flows from Financing Activities:
Proceeds received from private placement, net of expenses	20,976,344	-
Proceeds received from public offering, net of expenses	9,449,597
Proceeds received from exercise of warrants	1,474,899	-
Repayment of line of credit, net	(200,000)	-
Repayments on finance lease	(15,846)	(15,225)
Proceeds from notes payable	-	232,200
Repayment of notes payable	(967,086)	(82,926)
Net cash provided by financing activities	30,717,908	134,049

Net change in cash and cash equivalents	27,424,861	(142,166)

Cash and Cash Equivalents, Beginning of Period	199,536	574,712

Cash and Cash Equivalents, End of Period	$27,624,397	$432,546

Supplemental disclosures:
Cash paid for interest expense	$38,400	$46,665
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities
Promissory note on equipment	$-	$68,510
Finance agreement in exchange for prepaid assets	$32,222	$-
Equipment received for prepaid assets	$-	$58,192

See accompanying notes to the condensed consolidated financial statements

Amplitech Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	For the three months ended June 30, 2021
	Series A Convertible Preferred		Common Stock		Common	Additional		Total
	Number of	Par	Number of	Par	Stock	Paid-In	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Payable	Capital	Deficit	Equity

Balance, March 31, 2021	-	-	6,579,771	$6,580	$-	$12,938,271	$(2,748,303)	$10,196,548

Common stock issued in private placement			2,715,000	2,715		20,973,629		$20,976,344

Common stock issued upon exercise of warrants			48,900	49		342,250		$342,299

Stock based compensation	-	-	-	-	-	134,550	-	134,550

Net income(loss) for the three months ended June 30, 2021	-	-	-	-	-	-	(472,695)	(472,695)

Balance, June 30, 2021	-	$-	9,343,671	$9,344	$-	$34,388,700	$(3,220,998)	$31,177,046

	For the six months ended June 30, 2021
	Series A Convertible Preferred		Common Stock		Common	Additional		Total
	Number of	Par	Number of	Par	Stock	Paid-In	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Payable	Capital	Deficit	Equity
Balance, December 31, 2020			4,839,448	$4,839		2,303,815	(1,868,372)	$440,282

Common stock issued in private placement	-	-	2,715,000	2,715	-	20,973,629	-	20,976,344

Common stock issued in public offering			1,571,142	1,578		9,448,019		9,449,597

Additional shares issued in connection to reverse split due to rounding			1,381	1		(1)		-

Common stock issued upon exercise of warrants	-	-	210,700	211	-	1,474,688		1,474,899

Stock based compensation						188,550		188,550

Net income(loss) for the six months ended June 30, 2021	-	-	-	-	-	-	$(1,352,626)	(1,352,626)

Balance, June 30, 2021	-	$-	9,337,671	$9,344	$-	$34,388,700	$(3,220,998)	$31,177,046

	For the three months ended June 30, 2020
	Series A Convertible Preferred		Common Stock		Common	Additional		Total
	Number of	Par	Number of	Par	Stock	Paid-In	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Payable	Capital	Deficit	Equity
Balance, March 31, 2020	1,000	$1	49,086,326	$49,086	$24,480	$1,874,766	$(1,165,774)	$782,559

Stock based compensation	-	-	-	-	-	11,848	-	11,848

Net loss for the three months ended June 30, 2020	-	-	-	-	-	-	(243,268)	(243,268)

Balance, June 30, 2020	1,000	$1	49,086,326	$49,086	$24,480	$1,886,614	$(1,409,042)	$551,139

	For the six months ended June 30, 2021
	Series A Convertible Preferred		Common Stock		Common	Additional		Total
	Number of	Par	Number of	Par	Stock	Paid-In	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Payable	Capital	Deficit	Equity
Balance, December 31, 2019	1,000	$1	49,086,326	$49,086	$24,480	$1,862,919	$(842,813)	$1,093,673

Stock based compensation	-	-	-	-	-	23,695	-	23,695

Net loss for the six months ended June 30, 2020	-	-	-	-	-	-	(566,229)	(566,229)

Balance, June 30, 2020	1,000	$1	49,086,326	$49,086	$24,480	$1,886,614	$(1,409,042)	$551,139

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2021 and 2020

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

For The Six Months Ended June 30, 2021 and 2020

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

The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the years ended December 31, 2020 and 2019 included in Form 10-K filed with the SEC.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2021 and 2020

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

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments and marketable securities that have original maturities of less than three months, when purchased, to be cash equivalents. As of June 30, 2021, the Company’s cash and cash equivalents were deposited in three financial institutions.

Accounts Receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing.

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change in the future. An allowance of $113,670 and $125,400 has been recorded at June 30, 2021 and December 31, 2020.

Marketable Securities

The Company’s investments have been classified as available-for-sale securities in accordance with U.S. GAAP. Marketable securities are categorized on the consolidated condensed balance sheet as Marketable Securities, within the short-term or long-term classification, as appropriate.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2021 and 2020

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2021 and 2020

Investment Policy-Cost Method

Investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not control or have the ability to exercise significant influence over operating and financial policies. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, adjusted for observable price changes of similar investments of the same issuer. Fair value is not estimated for these investments if there are no identified events or changes in circumstances that may have an effect on the fair value of the investment. Under this method, the Company’s share of the earnings or losses of such investee companies is not included in the consolidated balance sheet or consolidated statements of operations. The Company held $150,000 of investments without readily determinable fair values at June 30, 2021 (see Note 8). These investments are included in other assets on the condensed consolidated balance sheets. There were no impairment charges for the three and six months ended June 30, 2021.

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

For The Six Months Ended June 30, 2021 and 2020

Our performance obligations generally relate to delivering single-use products to a customer, subject to the shipping terms of the contract. Limited warranties are provided, under which we typically accept returns and provide either replacement parts or refunds.

We do not have significant returns. We do not typically offer extended warranty or service plans.

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of June 30, 2021 contained a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, rebates, discounts, and other adjustments. The estimates of variable consideration are based on historical payment experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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

Reserves are recorded as a reduction in net sales and are not considered material to our condensed consolidated statements of operations for the six months ended June 30, 2021 and 2020.

Research and Development

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include consultants, outside service, and supplies. Research and development costs for the six months ended June 30, 2021 and 2020 were $ 62,962 and $ 23,715.

Income Taxes

The Company’s deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At June 30, 2021, the Company had no material unrecognized tax benefits.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2021 and 2020

Earnings Per Share

Basic earnings per share (“EPS”) are determined by dividing the net earnings by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. As of June 30, 2021 and 2020, there were 3,304,442 and 2,155,000, respectively, potentially dilutive shares that need to be considered as common share equivalents.

The computation of weighted average shares outstanding and the basic and diluted earnings per share consisted of the following:

	Net (Loss) Income	Shares	Per Share Amount

For the three months ended June 30, 2021:

Basic EPS	$(472,695)	8,863,517	$(0.05)
Effect of dilutive stock options, warrants and series A shares

Diluted EPS	$(472,695)	8,863,517	$(0.05)
For the three months ended June 30, 2020:

Basic EPS	$(243,268)	2,476,816	$(0.10)
Effect of dilutive stock options, warrants and series A shares

Diluted EPS	$(243,268)	2,476,816	$(0.10)

	Net (Loss) Income	Shares	Per Share Amount

For the six months ended June 30, 2021:

Basic EPS	$(1,352,626)	7,225,036	$(0.19)
Effect of dilutive stock options, warrants and series A shares

Diluted EPS	$(1,352,626)	7,225,036	$(0.19)
For the six months ended June 30, 2020:

Basic EPS	$(556,229)	2,476,816	$(0.23)
Effect of dilutive stock options, warrants and series A shares

Diluted EPS	$(556,229)	2,476,816	$(0.23)

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2021 and 2020

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

Fair Value of Marketable Securities

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements do not include transaction costs.

A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is divided into the following three categories:

Level 1. Quoted market prices in active markets for identical assets or liabilities.

Level 2. Observable market-based inputs or inputs that are corroborated by market data.

Level 3. Unobservable inputs that are not corroborated by market data.

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair value. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from financial instruments and any declines in the value of investments are temporary in nature. Money market funds and certificates of deposits are shown at cost on the balance sheet and their adjusted cost approximates their fair value.

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

Concentration of Credit Risk

Financial instruments that potentially subject the company to concentration of credit risk consist primarily of cash. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2021 and December 31, 2020, the Company had $27,374,397 and $0 in excess of the FDIC insured limit, respectively.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2021 and 2020

Recent Accounting Pronouncements

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

(3) Revenues

The following table presents sales disaggregated based on geographic regions and for the three and six months ended:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Domestic sales	$857,630	$553,469	$1,260,141	$1,173,671
International sales	167,780	107,230	237,245	242,976
Total sales	$1,024,410	$660,699	$1,497,386	$1,416,647

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2021 and 2020

(4) Marketable Securities

The following table is a summary of marketable securities at June 30, 2021:

	Amortized	Gross realized	Gross unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Equities	958,296	6,994	(5,822)	959,468
Fixed Income	100,950	10		100,960
Other	49,720		(510)	49,210
Total Securities	$1,108,966	$7,004	$(6,332)	$1,109,638

Cash and cash equivalents at June 30, 2021 was $3,888,974.

The disclosed instruments above are considered a level 1 instrument.

When evaluating an investment for impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of June 30, 2021, the Company does not consider any of its investments to be impaired.

(5) Inventories

The inventory value at June 30, 2021 and December 31, 2020 were as follows:

	June 30,	December 31,
	2021	2020

Raw Materials	$493,405	$325,251
Work-in Progress	221,487	129,882
Finished Goods	156,606	128,479
Engineering Models	3,726	3,726

Subtotal	$875,224	$587,338
Less: Reserve for
Obsolescence	(69,000)	(70,000)

Total	$806,224	$517,338

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2021 and 2020

(6) Property and Equipment

Property and Equipment consisted of the following at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020

Lab Equipment	$1,276,898	$865,414
Manufacturing Equipment	25,000	25,000
Automobiles	19,527	19,527
Furniture and Fixtures	38,217	36,165

Subtotal	1,359,642	946,106
Less: Accumulated Depreciation	(686,616)	(656,855)

Total	$673,026	$289,251

Depreciation expense for the six months ended June 30, 2021 and 2020 was $29,761 and $23,064 respectively.

(7) Intangible Assets

Goodwill

The goodwill is related to the acquisition of Specialty Microwave Corp. on September 12, 2019 and is primarily related to expected improvements and technology performance and functionality, as well sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. Goodwill is generally not amortizable for tax purposes and is not amortizable for financial statement purposes. As of June 30, 2021 and December 31, 2020, goodwill was valued at $120,136.

Other Intangible Assets

Intangible assets with an estimated useful life of fifteen years consisted of the following at June 30, 2021:

	Gross Carrying	Accumulated		Weighted Average
	Amount	Amortization	Net	Life
Trade name	$70,233	$-	$70,233	Indefinite
Customer relationships	412,860	49,543	363,317	13.0
Intellectual Property	202,771	24,465	178,306	13.0

Total	$685,864	$74,008	$611,856

Amortization expense for the years ended June 30, 2021 and 2020 was $20,353 and $20,531 respectively.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2021 and 2020

Annual amortization of intangible assets are as follows:

2021	20,689
2022	41,042
2023	41,042
2024	41,042
2025	41,042
Thereafter	356,766
$541,623

(8) Cost-Method Investment

On June 10, 2021, the Company entered into a membership interest purchase agreement with SN2N, LLC for an aggregate purchase price of $350,000, to be paid in four tranches. Each tranche represents a 5% membership interest, and in aggregate a 20% membership interest. SN2N plans to design and manufacture an un-hackable communications channel that creates a new security paradigm; a state-of-the art signal amplification secured by intelligence-community-caliber hardware encryption. Amplitech would serve as exclusive manufacturer for the low noise amplifier product line used with this encryption technology. As of June 30, 2021, the Company has made an investment of $150,000 for a 10% membership interest.

(9) Line of Credit

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

As of June 30, 2021, and December 31, 2020, the outstanding balance on the line of credit was $0 and $200,000, respectively.

(10) Leases

We adopted ASC 842 “Leases” using the modified retrospective approach, electing the practical expedient that allows us not to restate our comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2021 and 2020

The following was included in our balance sheet as of June 30, 2021:

Operating leases	June 30, 2021

Assets
ROU operating lease assets	$300,367

Liabilities
Current portion of operating lease	$86,997
Operating lease, net of current portion	$222,218
Total operating lease liabilities	$309,215

Finance leases
Assets
Property and equipment, gross	$157,184
Accumulated depreciation	(67,364)
Property and equipment, net	$89,820
Liabilities
Current portion of financing lease	$32,877
Finance lease, net of current portion	34,520
Total operating lease liabilities	$67,397

The weighted average remaining lease term and weighted average discount rate at June 30, 2021 were as follows:

Weighted average remaining lease term (years)	June 30, 2021
Operating leases	3.27
Finance leases	2.00
Weighted average discount rate
Operating leases	5.96%
Finance leases	4.89%

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2021 and 2020

Finance Lease

The Company entered into a 60-month lease agreement to finance certain laboratory equipment in July 2018 with a purchase option of $1. As such, the Company has accounted for this transaction as a finance lease.

The following table reconciles future minimum finance lease payments to the discounted lease liability as of June 30, 2021:

2021	18,889
2022	37,778
2023	18,889
Total lease payments	75,556
Less imputed interest	(3,485)
Less sales tax	(4,674)
Total lease obligations	67,397
Less current obligations	(32,877)
Long-term lease obligations	$34,520

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2021 and 2020

The following table reconciles future minimum operating lease payments to the discounted lease liability as of June 30, 2021:

2021	50,856
2022	104,497
2023	102,741
2024	79,948
2025	3,645
Total lease payments	341,687
Less imputed interest	(32,472)
Total lease obligations	309,215
Less current obligations	(86,997)
Long-term lease obligations	$222,218

(11) Notes Payable

Promissory Note:

On September 12, 2019, AmpliTech Group Inc. acquired Specialty Microwave Corporation (SMW), a privately held company based in Ronkonkoma, NY. The purchase included all inventory, orders, customers, property and equipment, and all intellectual property. The assets also included all eight team members of SMW. The total consideration paid was $1,143,633, consisting of $668,633 in cash and a $475,000 promissory note with an interest rate of 6%. Beginning November 1, 2019, payment of principal and interest shall be due payable in fifty-nine (59) monthly payments of $9,213 with a final payment due October 1, 2024 of $9,203. As of June 30, 2021, the balance of this promissory note was $332,522. Principal payments of $36,993 along with interest expense of $9,075 was paid during the six months ended June 30, 2021. The promissory note is secured by certain assets of the Company.

Loan Payable:

On September 12, 2019, the Company entered a $1,000,000 seven-year term loan with amortization based on a ten- year repayment schedule. The loan bears interest at a fixed rate of 6.75% with a monthly repayment amount of $11,533. On May 10, 2021, the Company paid off the balance of the seven-year term loan. In the six month period, $909,036 of principal payments and interest of $23,999 were paid.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2021 and 2020

On April 20, 2020, the Company entered into a Paycheck Protection Program Promissory Note (“PPP Note”) in the principal amount of $232,200 (“PPP Loan”) from BNB Bank (“PPP Loan Lender”). The PPP Loan was obtained pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) administered by the U.S Small Business Administration (“SBA”). The PPP Loan was disbursed by the PPP Loan Lender on April 20, 2020 (the “Disbursement Date).

On April 20, 2021, SBA approved the PPP loan forgiveness of $232,200.

In addition, on September 12, 2019, the Company was approved for a $250,000 equipment leasing facility. The Company has borrowed against the leasing facility as follows:

•

On December 20, 2019, the Company borrowed $58,192 to be paid over a three-year term with monthly payments of $ 1,736 at an interest rate of 5.26%. The balance as of June 30, 2021 was $28,441 Total interest expense paid during the six months ended June 30, 2021 was $845.

•

On May 14, 2020, the Company borrowed $27,494 to be paid over a three-year term with monthly payments of $815 at an interest rate of 4.268%. The balance as of June 30, 2021 was $17,177. Total interest expense paid during the six months ended June 30, 2021 was $447.

•

On June 10, 2020, the Company borrowed $41,015 to be paid over a three-year term with monthly payments of $1,216 at an interest rate of 4.278%. The balance as of June 30, 2021 was $26,740. Total interest expense paid during the six months ended June 30, 2021 was $693.

Future principal payments over the term of the loans as of June 30, 2021 are as follows:

Payments
2021	66,767
2022	137,623
2023	110,894
2024	89,596

Total remaining payments	$404,880

(12) Stockholders’ Equity

The total number of shares of stock this Corporation is authorized to issue shall be five hundred one million (501,000,000) shares, par value $0.001 per share. Our authorized capital stock consists of 500,000,000 shares of common stock and 1,000,000 shares of blank check preferred stock.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2021 and 2020

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

On December 23, 2020, the Company filed amended and restated articles of incorporation to keep the authorized shares of Common Stock at 500,000,000 and set the authorized shares of blank check preferred stock at 1,000,000. On December 23, 2020, the Company filed an amended and restated certificate of designation of preferences, rights and limitations of the Series A Convertible Preferred Stock.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2021 and 2020

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2021 and 2020

On July 28, 2020, Wayne Homschek elected to exercise 150,000 of his cashless warrants and 102,632 shares of common stock was issued.

On October 12, 2020, the Company engaged service providers for services related to the NASDAQ up list totaling $100,000. The Company issued 100,000 shares on December 18, 2020 under the Company’s equity incentive plan immediately following the filing of a Registration Statement on Form S-8 and were issued without restrictions. These services have been expensed as of March 31, 2021.

On October 16, 2020, the Company entered into an advisory agreement to assist in product sales and distribution in Asia and the Middle East. The advisor will be paid compensation of 100,000 shares totaling $108,000 over a two- year period. These shares were issued under the Company’s equity incentive plan immediately following the filing of a Registration Statement on Form S-8 and were issued without restrictions. As of June 30, 2021, $38,022 of expense had been recognized and $69,978 remained as a prepaid to be amortized over a two-year period.

On October 16, 2020, the Company entered into a public relations service agreement whereby the consultant will be paid compensation of 25,000 shares totaling $27,000 over a nine-month period. These shares were issued under the Company’s equity incentive plan immediately following the filing of a Registration Statement on Form S-8 and were issued without restrictions. As of June 30, 2021, $27,000 of expense had been recognized

On November 20, 2020, the Company issued 2,005,000 shares of common stock to Fawad Maqbool, the Chief Executive Officer of the Company. 5,000 of the shares were issued at par value upon the conversion of 1,000 shares of Preferred Stock. The remaining 2,000,000 of the shares were issued pursuant to the exercise by Mr. Maqbool of options to purchase 400,000 shares of Preferred Series A stock, at an exercise price of $1.03 per share, which were then converted into 2,000,000 shares of Common Stock.

On December 18, 2020, the Company issued 30,000shares of common stock under the Company’s stock option plan as stock compensation totaling $90,000.

On February 17, 2021, Amplitech Group Inc., common stock and warrants under the symbols “AMPG” and “AMPGW”, respectively, commenced trading on NASDAQ. In connection with the public offering, 1,371,428 units at an offering price of $7.00 per unit were sold. Each unit issued in the offering consisted of one share of common stock and one warrant. Maxim Group LLC acted as sole book-running manager for the offering. Net proceeds received was $8,119,502.

On February 24, 2021, Maxim Group LLC exercised its overallotment option to purchase an additional 205,714 shares of common stock. Net proceeds received was $1,330,095.

From March 8 to March 12, 2021, 161,800 warrants were exercised at a price of $7.00 and 161,800 shares of common stock were issued. Total cash proceeds received were $1,132,600.

From April 1 through April 6, 2021, 48,900 warrants were exercised at an exercise price of $7.00 and 48,900 shares of common stock were issued. Gross proceeds received were $342,300.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2021 and 2020

On April 15, 2021, the Company entered into definitive agreements with certain institutional investors for the sale of 2,715,000shares of common stock in a registered direct offering priced at-the-market under NASDAQ rules. Concurrently, the Company agreed to issue to the investors, in a private placement, warrants to purchase an aggregate of 1,900,500 shares of common stock at an exercise price of $8.48 per share with a five-year term. Maxim Group LLC acted as the exclusive placement agent for this offering. The shares of common stock as described were offered pursuant to a “shelf” registration statement filed with the SEC on April 1, 2021 and declared effective on April 14, 2021. The aggregate gross proceeds to the Company were approximately $23 million dollars before deducting placement agent’s fees and expenses. The offering closed on April 16, 2021. On April 30, 2021, the Company filed a registration statement providing for the resale of the shares of common stock issuable upon the exercise of the warrants issued in the private placement. The registration statement became effective on May 11, 2021.

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

On June 30, 2021, the Company granted ten-year nonqualified stock options, which vest in full on the date of the grant, to purchase 12,500 shares of common stock pursuant to the Company’s 2020 Equity Incentive Plan to each of our Board of Directors, Mr. Lee, Mr. Kappers, and Mr. Mazziota, with an exercise price of $4.63 per share.

The Company has calculated the estimated fair market value of these options at $134,550 using the Black-Scholes model and the following assumptions: expected term 2.5 years, stock price $4.63, exercise price $4.63, 153.1% volatility, .36% risk free rate, and no forfeiture rate.

Stock options outstanding are as follows:

	Number of	Weighted Average
	Options	Exercise Price ($)
Outstanding at December 31, 2020	-	-
Granted	37,500	$4.63
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2021	37,500	$4.63
Exercisable at June 30, 2021	37,500	$4.63

As of June 30, 2021, the stock options had no intrinsic value.

The weighted average useful life of the outstanding and exercisable options is five years.

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

From April 1 through April 6, 2021, 48,900 warrants were exercised at an exercise price of $7.00 and 48,900 shares of common stock were issued.

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2021 and 2020

	Number of Warrants	Weighted Average Exercise Price ($)
Outstanding at December 31, 2020	-	-
Granted	3,477,642	$7.86
Exercised	(210,700)	$(7.00)
Expired	-	-
Outstanding at June 30, 2021	3,266,942	$7.86
Exercisable at June 30, 2021	3,266,942	$7.86

As of June 30, 2021, the warrants had no intrinsic value.

The average remaining life of the outstanding and exercisable warrants is 6.83 years.

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

(13) Commitments and Contingencies

None applicable

(14) Subsequent events

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report.

On July 26, 2021, 52,000 incentive/non-qualified stock options were issued to various employees and consultants. The options have a strike price of $3.88 and a ten-year term. The options shall vest in equal quarterly installments over a three-year period commencing one year after the date of grant.

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

On June 10, 2021, the Company entered into a membership interest purchase agreement for an aggregate purchase price of $350,000, to be paid in four tranches. Each tranche represents a 5% membership interest, and in aggregate a 20% membership interest. As of June 30, 2021, the Company has made an investment of $150,000 for a 10% membership interest.

On July 26, 2021, 52,000 incentive/ non-qualified stock options were issued to various employees and consultants. The options have a strike price of $3.88 and a ten-year term. The options shall vest in equal quarterly installments over a three-year period commencing one year after the date of grant.

Results of Operations

For the Three Months Ended June 30, 2021 and June 30, 2020

Revenues

Sales increased from $660,669 for the three months ended June 30, 2020 to $1,024,410 for three months ended June 30, 2021, an increase of $363,711 or approximately 55.05%. Following the easing of COVID restrictions, the Company has seen an increase in sales in military, SATCOM, cryogenic and telecommunication markets both domestically and internationally.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased from $434,711 for the three months ended June 30, 2020 to $679,787 for the three months ended June 30, 2021, an increase of $245,076 or approximately 56.38%. This increase is directly related to the increase in sales, increase in direct assembly labor and parts as well as with the hiring of a director of operations to oversee production and to help meet company growth objectives.

As a result, the gross profit was $344,623 for the three months ended June 30, 2021 compared to $225,988 for the three months ended June 30, 2020, an increase of $118,635 or 52.50%. Gross profit as a percentage of sales decreased slightly to 33.64% from 34.20%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $1,043,550 for the three months ended June 30, 2021 from $442,457 for the three months ended June 30, 2020, an increase of $601,093 or approximately 135.85%. The Company experienced an increase in parent company expenses, such as stock compensation, directors’ insurance, IR/PR, consulting fees, legal fees, accounting fees and regulatory filing fees relating to the direct offering in this quarter. Additional expenses were incurred in payroll and payroll taxes, research and development efforts, sales commissions and promotion and recruiting fees.

Income (Loss) From Operations

As a result of the above, the Company has a loss from operations of $698,927 and $216,469 for the three months ended June 30, 2021 and 2020, respectively.

Other Income (Expenses)

Interest expense decreased by $20,123 or 75.09%, when comparing the three months ended June 30, 2021 to the three months ended June 30, 2020. The decrease was primarily due to the repayment of debt.

In addition, on April 20, 2021, the SBA approved the forgiveness of the Company’s PPP loan of $232,200.

Net Income

The Company reported a net loss of $472,695 for the three months ended June 30, 2021, compared to a net loss of $243, 268 for the three months ended June 30, 2020.

For the Six Months Ended June 30, 2021 and June 30, 2020

Revenues

Sales increased by $80,739 or approximately 5.70%, when comparing sales for the six months ended June 30, 2021 of $1,497,386, to sales for the six months ended June 30, 2020 of $1,416,647. Our RFQ (Request for Quote) activity remains strong and as more business restrictions are lifted, this should translate to increased sales for the balance of the year.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by $146,436 or 15.39% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase is directly related to the increase in sales, increase in direct assembly labor and parts as well as with the hiring of a director of operations to oversee production and to help meet company growth objectives.

Gross profit decreased by $65,697 or 14.12%, when comparing the first six months of 2021 to the first six months of 2020. Gross profit percentage decreased from 32.85% to 26.69%. During the first quarter of 2021, the global pandemic and diminished economic activity that resulted from the pandemic impacted our gross profit.

Selling, General and Administrative Expenses

General and administrative expenses increased from $981,018 for the first six months of 2020 compared to $1,952,105 for the first six months of 2021, an increase of $971,087 or approximately 98.99%. The Company experienced an increase in parent company expenses, such as stock compensation, IR/PR fees, consulting fees, legal fees, accounting fees and regulatory filing fees relating to both offerings. Approximately $370,000 of expenses are non-recurring and related to the public offerings. Additional expenses were incurred in payroll and payroll taxes, research and development efforts, sales commissions and promotion and recruiting fees.

Income (Loss) From Operations

As a result of the above, the Company had a loss from operations of $1,552,500, for the six months ended June 30, 2021, compared to the loss from operations of $515,716, for the six months ended June 30, 2020, an overall increase of $1,036,784.

Other Income (Expenses)

Interest expense decreased from $50,513 for the first six months of 2020 compared to $33,034 for the first six months of 2021, a decrease of $17,479 or 34.60%. The decrease was primarily due to the repayment of debt.

In addition, on April 20, 2021, the SBA approved the PPP loan forgiveness of $232,200.

Net Income

The Company reported a net loss of $1,352,626 for the six months ended June 30, 2021, compared to a net loss of $566,229 for the six months ended June 30, 2020.

Liquidity and Capital Resources

Operating Activities

The net cash used in operating activities for the six months ended June 30, 2021 was $1,620,545, resulting primarily from the net loss and the operating changes in accounts receivable, inventories, prepaid expenses and the operating lease liability.

Net cash used in operating activities was $266,736 for the six months ended June 30, 2020, resulting primarily from the net loss and operating changes in accounts receivable, inventory, accounts payable and accrued expenses and operating lease liability.

Investing Activities

The net cash used in investing activities for the six months ended June 30, 2021 was $1,672,502 resulting in the purchase of equipment, marketable securities and the 10% membership interest.

The net cash used in investing activities for the six months ended June 30, 2020 was $9,479, for the purchase of equipment.

Financing Activities

The net cash provided by financing activities for the six months ended June 30, 2021 was $30,717,908 which includes $31,900,840 million from new issuances of common stock and warrants, netted against the repayment of the line of credit and note repayment.

The net cash provided by financing activities for the six months ended June 30, 2020 was $134,049, a result primarily from the proceeds of the line of credit, netted against lease and notes payable.

We have historically financed our operations by the issuance of debt to third party lenders, equity offerings, notes issued to various private individuals and personal funds advanced from time to time by the majority shareholder, who is also the President and Chief Executive Officer of the Company.

As of June 30, 2021, we had cash and cash equivalents of $27,624,397, a working capital of $29,821,116 and an accumulated deficit of $3,220,998.

As of December 31, 2020, we had cash and cash equivalents of $199,536, a working capital of $741,606 and an accumulated deficit of $1,868,372.

We intend to continue to finance our internal growth with cash on hand and cash provided from operations. We believe that our cash provided from operations and cash on hand will provide enough working capital to fund our operations for the next twelve months.

Critical Accounting Policies, Estimates and Assumptions

The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and those that require significant judgments and estimates.

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the six month period ended June 30, 2021, to the items disclosed as critical accounting policies in management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Based on that evaluation, as of June 30, 2021, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 15, 2021, the Company agreed to issue to certain investors, in a private placement, warrants to purchase an aggregate of 1,900,500 shares of common stock at an exercise price of $8.48 per share with a five-year term. The exercise price of the warrants and the number of shares of the common stock issuable upon the exercise of the warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the warrants. The warrants will be exercisable on a “cashless” basis in certain circumstances. The Company has agreed to file a prospectus supplement or registration statement on Form S-3 providing for the resale of the shares of common stock issuable upon the exercise of the warrants, at which point such warrants may no longer be exercised on a cashless basis.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Link base Document
101. DEF	XBRL Taxonomy Extension Definition Link base Document
101. LAB	XBRL Taxonomy Extension Label Link base Document
101. PRE	XBRL Taxonomy Extension Presentation Link base Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmpliTech Group, Inc.

Date: August 16, 2021	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Louisa Sanfratello
Louisa Sanfratello Chief Financial Officer (Principal Financial and Accounting Officer)

