Form 10-Q
period 2021-09-30
AmpliTech Group, Inc.
filed 2021-11-15
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 11, 2021, the registrant had 9,393,671 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2021

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AmpliTech Group, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$22,947,873	$199,536
Accounts receivable, net	489,736	357,055
Marketable Securities, net	4,152,589	-
Inventories, net	948,512	517,338
Prepaid expenses	913,926	322,124
Total Current Assets	29,452,636	1,396,053

Property and equipment, net	1,166,589	289,251
Right of use operating lease assets	278,878	347,156
Intangible assets, net	601,511	632,209
Goodwill	120,136	120,136
Cost-method-investment	250,000	-
Security deposits	26,707	26,707

Total Assets	$31,896,457	$2,811,512

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$354,728	$113,541
Customer deposits	212,067	15,300
Current portion of financing lease	33,280	32,084
Current portion of operating lease	88,986	87,930
Current portion of notes payable	137,394	205,592
Line of credit	-	200,000
Total Current Liabilities	826,455	654,447

Long Term Liabilities
Finance lease, net of current portion	26,047	51,159
Operating lease, net of current portion	199,302	267,050
Notes payable, net of current portion	234,341	1,398,574
Total Liabilities	1,286,145	2,371,230

Commitments and Contingencies	-	-

Stockholders' Equity
Series A convertible preferred stock, par	-	-
value $0.001, 1,000,000 shares authorized,
0 issued and outstanding
Common Stock, par value $0.001,
500,000,000 shares authorized,
9,343,671 and 4,839,448 shares
issued and outstanding, respectively	9,344	4,839
Additional paid-in capital	34,414,811	2,303,815
Accumulated deficit	(3,813,843)	(1,868,372)

Total Stockholders' Equity	30,610,312	440,282

Total Liabilities and
Stockholders' Equity	$31,896,457	$2,811,512

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

Revenue	$1,056,596	$1,150,732	2,553,982	$2,567,379

Cost of goods sold	742,983	630,486	1,840,764	1,581,831

Gross Profit	313,613	520,246	713,218	985,548

Selling, general and administrative expense	850,329	475,248	2,802,434	1,456,266

Income (Loss) From Operations	(536,716)	44,998	(2,089,216)	(470,718)

Other Income (Expenses)
Gain on extinguishment of debt	-	-	232,200	-
Other income	11,520	-	11,520	-
Unrealized gain (loss) on investments	(63,807)	-	(63,135)	-
Interest expense, net	(3,842)	(27,988)	(36,840)	(78,501)
Total other income (expense)	(56,129)	(27,988)	143,745	(78,501)

Income (Loss) Before Income Taxes	(592,845)	17,010	(1,945,471)	(549,219)

Provision For Income Taxes	-	-	-	-

Net Income (Loss)	$(592,845)	$17,010	$(1,945,471)	$(549,219)

Net Income (Loss) Per Share;
Basic	$(0.06)	$0.01	$(0.25)	$(0.22)
Diluted	$(0.06)	$0.00	$(0.25)	$(0.22)

Weighted Average Shares Outstanding;
Basic	9,343,671	2,548,212	7,939,008	2,500,789
Diluted	9,343,671	4,553,212	7,939,008	2,500,789

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	For the three months ended September 30, 2021
	Series A Convertible Preferred		Common Stock		Common	Additional		Total
	Number of	Par	Number of	Par	Stock	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Payable	Capital	Deficit	Equity

Balance, June 30, 2021	-	$-	9,343,671	$9,344	$-	$34,388,700	$(3,220,998)	$31,177,046

Stock based compensation	-	-	-	-	-	26,111	-	26,111

Net loss for the three months ended September 30, 2021	-	-	-	-	-	-	(592,845)	(592,845)

Balance, September 30, 2021	-	$-	9,343,671	$9,344	$-	$34,414,811	$(3,813,843)	$30,610,312

	For the nine months ended September 30, 2021
	Series A Convertible Preferred		Common Stock		Common	Additional		Total
	Number of	Par	Number of	Par	Stock	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Payable	Capital	Deficit	Equity

Balance, December 31, 2020		$	4,839,448	$4,839		$2,303,815	$(1,868,372)	$440,282

Common stock issued in private placement	-	-	2,715,000	2,715	-	20,973,629	-	20,976,344

Common stock issued in public offering			1,577,142	1,578		9,448,019		9,449,597

Additional shares issued in connection to reverse split due to rounding			1,381	1		(1)		-

Common stock issued upon exercise of warrants	-	-	210,700	211	-	1,474,688		1,474,899

Stock based compensation						214,661		214,661

Net loss for the nine months ended September 30, 2021	-	-	-	-	-	-	$(1,945,471)	(1,945,471)

Balance, September 30, 2021	-	$-	9,343,671	$9,344	$-	$34,414,811	$(3,813,843)	$30,610,312

	For The Three Months Ended September 30, 2020
	Series A Convertible Preferred		Common Stock		Common	Additional		Total
	Number of	Par	Number of	Par	Stock	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Payable	Capital	Deficit	Equity

Balance, June 30, 2020	1,000	$1	2,454,316	$2,455	$24,480	$1,933,245	$(1,409,042)	$551,139

Common Stock issued for common stock payable	-	-	22,500	22	(24,480)	24,458	-	-

Stock based compensation	-	-	-	-	-	15,233	-	15,233

Common stock issued upon exercise of warrants	-	-	102,632	102	-	(102)	-	-

Net income for the three months ended September 30, 2020	-	-	-	-	-	-	17,010	17,010

Balance, September 30, 2020	1,000	$1	2,579,448	$2,579	$-	$1,972,834	$(1,392,032)	$583,382

	For The Nine Months Ended September 30, 2020
	Series A Convertible Preferred		Common Stock		Common	Additional		Total
	Number of	Par	Number of	Par	Stock	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Payable	Capital	Deficit	Equity

Balance, December 31, 2019	1,000	$1	2,454,316	$2,455	$24,480	$1,909,550	$(842,813)	$1,093,673

Common Stock issued for common stock payable	-	-	22,500	22	(24,480)	24,458	-	-

Stock based compensation	-	-	-	-	-	38,928	-	38,928

Common stock issued upon exercise of warrants	-	-	102,632	102	-	(102)	-	-

Net loss for the nine months ended September 30, 2020	-	-	-	-	-	-	(549,219)	(549,219)

Balance, September 30, 2020	1,000	$1	2,579,448	$2,579	$-	$1,972,834	$(1,392,032)	$583,382

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Nine	For The Nine
	Months Ended	Months Ended
	September 30,	September 30,
Cash Flows from Operating Activities:	2021	2020

Net Loss	$(1,945,471)	$(549,219)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	94,295	67,678
Amortization of prepaid consulting	148,390	37,108
Amortization of right-of-use operating lease asset	68,278	100,028
Stock based compensation	214,661	38,928
Gain on forgiveness of debt	(232,200)	-
Change in fair value of marketable securities	63,135	-
Loss on disposal of vehicle	7,188	-
Changes in Operating Assets and Liabilities:
Accounts receivable	(132,681)	(147,294)
Inventories	(431,174)	(44,726)
Prepaid expenses	(707,970)	(43,595)
Accounts payable and accrued expenses	208,965	46,887
Operating lease liability	(66,692)	(97,025)
Customer deposits	196,767	76,932
Net cash used in operating activities	(2,514,509)	(514,298)

Cash Flows from Investing Activities:
Purchase of equipment	(948,123)	(11,557)
Purchase of short term investments, net	(4,215,724)	-
Purchase of cost method investment	(250,000)	-
Net cash used in investing activities	(5,413,847)	(11,557)

Cash Flows from Financing Activities:
Proceeds received from private placement, net of expenses	20,976,344	-
Proceeds received from public offering, net of expenses	9,449,597
Proceeds received from exercise of warrants	1,474,899	-
Proceeds from notes payable
Proceeds (Repayment) of line of credit, net	(200,000)	300,000
Repayments on finance lease	(23,916)	(22,910)
Proceeds from notes payable	-	232,200
Repayment of notes payable	(1,000,231)	(132,272)
Net cash provided by financing activities	30,676,693	377,018

Net change in cash and cash equivalents	22,748,337	(148,837)

Cash and Cash Equivalents, Beginning of Period	199,536	574,712

Cash and Cash Equivalents, End of Period	$22,947,873	$425,875

Supplemental disclosures:
Cash paid for interest expense	$45,175	$71,125
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities
Promissory note on equipment	$-	$68,510
Finance agreement in exchange for prepaid assets	$32,222	$-
Equipment received for prepaid assets	$-	$58,192
Common stock issued for common stock payable	$-	$24,480
Cashless exercise of warrants	$-	$2,053

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2021 and 2020

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

For The Nine Months Ended September 30, 2021 and 2020

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

The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the years ended December 31, 2020 and 2019 included in Form 10-K filed with the SEC.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2021 and 2020

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

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments and marketable securities that have original maturities of less than three months, when purchased, to be cash equivalents. As of September 30, 2021, the Company’s cash and cash equivalents were deposited in three financial institutions.

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing.

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change in the future. An allowance of $113,670 and $125,400 has been recorded at September 30, 2021 and December 31, 2020. Subsequent to September 30, 2021, the Company collected $62,560 towards the allowance for doubtful accounts.

Marketable Securities

The Company’s investments in marketable securities are classified based on the nature of the securities and their availability for use in current operations. The Company’s marketable securities are stated at fair value with all realized and unrealized gains and losses on investments in marketable equity securities recognized in other income, net. The realized and unrealized gains and losses on marketable securities are determined using specific identification method.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2021 and 2020

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2021 and 2020

Investment Policy-Cost Method

Investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not control or have the ability to exercise significant influence over operating and financial policies. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, adjusted for observable price changes of similar investments of the same issuer. Fair value is not estimated for these investments if there are no identified events or changes in circumstances that may have an effect on the fair value of the investment. Under this method, the Company’s share of the earnings or losses of such investee companies is not included in the consolidated balance sheet or consolidated statements of operations. The Company held $250,000 of investments without readily determinable fair values at September 30, 2021 (see Note 8). These investments are included in other assets on the condensed consolidated balance sheets. There were no indicators of impairment during the three and nine months ended September 30, 2021.

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

For The Nine Months Ended September 30, 2021 and 2020

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

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of September 30, 2021 contained a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, rebates, discounts, and other adjustments. The estimates of variable consideration are based on historical payment experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2021 and 2020

Reserves are recorded as a reduction in net sales and are not considered material to our condensed consolidated statements of operations for the nine months ended September 30, 2021 and 2020.

Research and Development

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include consultants, outside service, and supplies. Research and development costs for the nine months ended September 30, 2021 and 2020 were $ 39,142 and $ 41,083.

Income Taxes

The Company’s deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At September 30, 2021, the Company had no material unrecognized tax benefits.

Earnings Per Share

Basic earnings per share (“EPS”) are determined by dividing the net earnings by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. As of September 30, 2021 and 2020, there were 3,386,442 and 2,005,000, respectively, potentially dilutive shares that need to be considered as common share equivalents.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2021 and 2020

The computation of weighted average shares outstanding and the basic and diluted earnings per share consisted of the following:

	Net (Loss) Income	Shares	Per Share Amount

For the three months ended September 30, 2021:

Basic EPS	$(592,845)	9,343,671	$(0.06)
Effect of dilutive stock options, warrants and series A shares

Diluted EPS	$(592,845)	9,343,671	$(0.06)
For the three months ended September 30, 2020:

Basic EPS	$17,010	2,548,212	$0.01
Effect of dilutive stock options, warrants and series A shares		2,005,000

Diluted EPS	$17,010	4,553,212	$0.00

	Net (Loss) Income	Shares	Per Share Amount

For the nine months ended September 30, 2021:

Basic EPS	$(1,945,471)	7,939,008	$(0.25)
Effect of dilutive stock options, warrants and series A shares

Diluted EPS	$(1,945,471)	7,939,008	$(0.25)
For the nine months ended September 30, 2020:

Basic EPS	$(549,219)	2,500,789	$(0.22)
Effect of dilutive stock options, warrants and series A shares

Diluted EPS	$(549,219)	2,500,789	$(0.22)

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

For The Nine Months Ended September 30, 2021 and 2020

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

For The Nine Months Ended September 30, 2021 and 2020

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

Concentration of Credit Risk

Financial instruments that potentially subject the company to concentration of credit risk consist primarily of cash. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2021 and December 31, 2020, the Company had $22,447,873 and $0 in excess of the FDIC insured limit, respectively.

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2021 and 2020

(3) Revenues

The following table presents sales disaggregated based on geographic regions and for the three and nine months ended:

	For the three months ended		For the nine months ended
	Sept. 30, 2021	Sept. 30, 2020	Sept. 30, 2021	Sept. 30, 2020

Domestic sales	$846,577	$1,031,653	$2,106,717	$2,205,324
International sales	210,019	119,079	447,265	362,055
Total sales	$1,056,596	$1,150,732	$2,553,982	$2,567,379

(4) Marketable Securities

The following table is a summary of marketable securities at September 30, 2021:

	Adjusted Cost	Unrealized Gains	Unrealized Loss	Fair Value
Level 1 (1)
Money Market Funds	782,429			782,429
Marketable Equity Securities	4,215,724	16,639	(79,774)	4,152,589

Total	$4,998,152	$16,639	$(79,774)	$4,935,017

Cash and cash equivalents at September 30, 2021 was $782,429.

(1)	Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

When evaluating an investment for impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of September 30, 2021, the Company does not consider any of its investments to be impaired.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2021 and 2020

(5) Inventories

The inventory value at September 30, 2021 and December 31, 2020 were as follows:

	September 30,	December 31,
	2021	2020

Raw Materials	$615,618	$325,251
Work-in Progress	155,273	129,882
Finished Goods	244,895	128,479
Engineering Models	3,726	3,726

Subtotal	$1,019,512	$587,338
Less: Reserve for
Obsolescence	(71,000)	(70,000)

Total	$948,512	$517,338

(6) Property and Equipment

Property and Equipment consisted of the following at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020

Lab Equipment	$1,811,486	$865,414
Manufacturing Equipment	25,000	25,000
Automobiles	7,335	19,527
Furniture and Fixtures	38,217	36,165

Subtotal	1,882,038	946,106
Less: Accumulated Depreciation	(715,449)	(656,855)

Total	$1,166,589	$289,251

Depreciation expense for the nine months ended September 30, 2021 and 2020 was $63,597 and $36,802, respectively.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2021 and 2020

(7) Intangible Assets

Goodwill

The goodwill is related to the acquisition of Specialty Microwave Corp. on September 12, 2019 and is primarily related to expected improvements and technology performance and functionality, as well sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. Goodwill is generally not amortizable for tax purposes and is not amortizable for financial statement purposes. As of September 30, 2021 and December 31, 2020, goodwill was valued at $120,136.

Other Intangible Assets

Intangible assets with an estimated useful life of fifteen years consisted of the following at September 30, 2021:

	Gross Carrying	Accumulated		Weighted
	Amount	Amortization	Net	Average Life

Trade name	$70,233	$-	$70,233	Indefinite
Customer relationships	412,860	56,481	356,379	13.0
Intellectual Property	202,771	27,872	174,899	13.0

Total	$685,864	$84,353	$601,511

Amortization expense for the years ended September 30, 2021 and 2020 was $30,698 and $30,876, respectively.

Annual amortization of intangible assets are as follows:

2021	10,344
2022	41,042
2023	41,042
2024	41,042
2025	41,042
Thereafter	356,766
$531,278

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2021 and 2020

(8) Cost Method Investment

On June 10, 2021, the Company entered into a membership interest purchase agreement with SN2N, LLC for an aggregate purchase price of $350,000, to be paid in four tranches. Each tranche represents a 5% membership interest, and in aggregate a 20% membership interest. SN2N plans to design and manufacture an un-hackable communications channel that creates a new security paradigm; a state-of-the art signal amplification secured by intelligence-community-caliber hardware encryption. AmpliTech would serve as exclusive manufacturer for the low noise amplifier product line used with this encryption technology. As of September 30, 2021, the Company has made an investment of $250,000 for a 15% membership interest.

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

The Company made cash payments of $232,000 and $100,000 during the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, and December 31, 2020, the outstanding balance on the line of credit was $0 and $200,000, respectively.

(10) Leases

We adopted ASC 842 “Leases” using the modified retrospective approach, electing the practical expedient that allows us not to restate our comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2021 and 2020

The following was included in our balance sheet as of September 30, 2021:

Operating leases	Sept. 30, 2021

Assets
ROU operating lease assets	$278,878

Liabilities
Current portion of operating lease	$88,986
Operating lease, net of current portion	$199,302
Total operating lease liabilities	$288,288

Finance leases
Assets
Property and equipment, gross	$157,184
Accumulated depreciation	(72,978)
Property and equipment, net	$84,206
Liabilities
Current portion of financing lease	$33,280
Finance lease, net of current portion	26,047
Total operating lease liabilities	$59,327

The weighted average remaining lease term and weighted average discount rate at September 30, 2021 were as follows:

Weighted average remaining lease term (years)	Sept. 30, 2021
Operating leases	3.00
Finance leases	1.75
Weighted average discount rate
Operating leases	5.96%
Finance leases	4.89%

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2021 and 2020

Finance Lease

The Company entered into a 60-month lease agreement to finance certain laboratory equipment in July 2018 with a purchase option of $1. As such, the Company has accounted for this transaction as a finance lease.

The following table reconciles future minimum finance lease payments to the discounted lease liability as of September 30, 2021:

2021	9,445
2022	37,778
2023	18,889
Total lease payments	66,112
Less imputed interest	(2,695)
Less sales tax	(4,090)
Total lease obligations	59,327
Less current obligations	(33,280)
Long-term lease obligations	$26,047

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2021 and 2020

The following table reconciles future minimum operating lease payments to the discounted lease liability as of September 30, 2021:

2021	25,428
2022	104,497
2023	102,741
2024	79,948
2025	3,645
Total lease payments	316,259
Less imputed interest	(27,971)
Total lease obligations	288,288
Less current obligations	(88,986)
Long-term lease obligations	$199,302

(11) Notes Payable

Promissory Note:

On September 12, 2019, AmpliTech Group Inc. acquired Specialty Microwave Corporation (SMW), a privately held company based in Ronkonkoma, NY. The purchase included all inventory, orders, customers, property and equipment, and all intellectual property. The assets also included all eight team members of SMW. The total consideration paid was $1,143,633, consisting of $668,633 in cash and a $475,000 promissory note with an interest rate of 6%. Beginning November 1, 2019, payment of principal and interest shall be due payable in fifty-nine (59) monthly payments of $9,213 with a final payment due October 1, 2024 of $9,203. As of September 30, 2021, the balance of this promissory note was $309,868. Principal payments of $59,647 along with interest expense of $14,062 was paid during the nine months ended September 30, 2021. The promissory note is secured by certain assets of the Company.

Loan Payable:

On September 12, 2019, the Company entered a $1,000,000 seven-year term loan with amortization based on a ten- year repayment schedule. The loan bears interest at a fixed rate of 6.75% with a monthly repayment amount of $11,533. On May 10, 2021, the Company paid off the balance of the seven-year term loan. In the nine month period, $909,036 of principal payments and interest of $23,999 were paid.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2021 and 2020

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

On April 20, 2021, SBA approved the PPP loan forgiveness of $232,200.

In addition, on September 12, 2019, the Company was approved for a $250,000 equipment leasing facility. The Company has borrowed against the leasing facility as follows:

•

On December 20, 2019, the Company borrowed $58,192 to be paid over a three-year term with monthly payments of $ 1,736 at an interest rate of 5.26%. The balance as of September 30, 2021 was $23,566. Total interest expense paid during the nine months ended September 30, 2021 was $1,178.

•

On May 14, 2020, the Company borrowed $27,494 to be paid over a three-year term with monthly payments of $815 at an interest rate of 4.268%. The balance as of September 30, 2021 was $14,917. Total interest expense paid during the nine months ended September 30, 2021 was $632.

•

On June 10, 2020, the Company borrowed $41,015 to be paid over a three-year term with monthly payments of $1,216 at an interest rate of 4.278%. The balance as of September 30, 2021 was $23,382. Total interest expense paid during the nine months ended September 30, 2021 was $983.

Future principal payments over the term of the loans as of September 30, 2021 are as follows:

Payments
2021	33,620
2022	137,623
2023	110,894
2024	89,596

Total remaining payments	$$371,733

(12) Stockholders’ Equity

The total number of shares of stock this Corporation is authorized to issue shall be five hundred one million (501,000,000) shares, par value $0.001 per share. Our authorized capital stock consists of 500,000,000 shares of common stock and 1,000,000 shares of blank check preferred stock.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2021 and 2020

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

For The Nine Months Ended September 30, 2021 and 2020

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

iii.

50,000 restricted shares of Common Stock 90 days following the placement agency agreement dated April 15, 2021. These shares were valued on October 15, 2019 at a price of $0.054 with a value of $54,000 and expensed as consulting fees for the three months ended March 31, 2021. These shares were issued on November 10, 2021.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2021 and 2020

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

On October 16, 2020, the Company entered into an advisory agreement to assist in product sales and distribution in Asia and the Middle East. The advisor will be paid compensation of 100,000 shares totaling $108,000 over a two- year period. These shares were issued under the Company’s equity incentive plan immediately following the filing of a Registration Statement on Form S-8 and were issued without restrictions. As of September 30, 2021, $51,633 of expense had been recognized and $56,367 remained as a prepaid to be amortized over a two-year period.

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

For The Nine Months Ended September 30, 2021 and 2020

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

2020 Equity Incentive Plan:

In October 2020, the Board of Directors and shareholders adopted the Company's 2020 Equity Incentive Plan (the "2020 Plan"), effective as of December 14, 2020. Under the 2020 Plan, the Company reserved 1,250,000 shares of common stock to grant shares of the Company's common stock to employees and individuals who perform services for the Company. The purpose of the 2020 Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide incentives to individuals who perform services for the Company, and to promote the success of the Company's business. The 2020 Plan permits the grant of Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares, and other stock or cash awards as the Board of Directors may determine.

Stock Options:

On June 30, 2021, the Company granted to each of our Board of Directors (Mr. Lee, Mr. Kappers, and Mr. Mazziota) ten-year nonqualified stock options to purchase 12,500 shares of common stock (totaling 37,500) according to the Company's 2020 Plan. The stock options vest in full on the date of the grant, with an exercise price of $4.63 per share. The Company has calculated these options' estimated fair market value at $134,550 using the Black-Scholes model, with the following assumptions: expected term 2.5 years, stock price $4.63, exercise price $4.63, volatility 153.1%, risk-free rate 0.36%, and no forfeiture rate.

On July 26, 2021, the Company granted three employees, a consultant and two advisors to the Board ten-year stock options to purchase shares of common stock (totaling 52,000) according to the Company's 2020 Plan. The stock options vest in equal quarterly installments over three years commencing one year after the grant date, with an exercise price of $3.88 per share. The Company has calculated these options' estimated fair market value at $190,252 using the Black-Scholes model, with the following assumptions:

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2021 and 2020

expected term 7.0 years, stock price $3.88, exercise price $3.88, volatility 142.6%, risk-free rate 1.04%, and no forfeiture rate.

Below is a table summarizing the changes in stock options outstanding during the nine-month period ended September 30, 2021:

	Number of	Weighted Average
	Options	Exercise Price ($)
Outstanding at December 31, 2020	-	-
Granted	89,500	$4.19
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2021	89,500	$4.19
Exercisable at September 30, 2021	37,500	$4.63

As of September 30, 2021, all outstanding stock options were issued according to the Company's 2020 Plan, and there remain 1,160,500 shares of common stock available for future issuance under the 2020 Plan.

Stock-based compensation expense related to stock options of $143,661 and $0 was recorded in the nine months ended September 30, 2021 and September 30, 2020, respectively. As of September 30, 2021, the remaining unrecognized compensation cost related to non-vested stock options is $181,658 and is expected to be recognized over 3.82 years. The outstanding stock options have a weighted average remaining contractual life of 7.70 years and a total intrinsic value of $0.

Warrants:

Effective February 19, 2021, Amplitech Group Inc., common stock and warrants under the symbols "AMPG" and "AMPGW," respectively, commenced trading on NASDAQ. In connection with the public offering, 1,371,428 units sold at an offering price of $7.00 per unit. Each unit issued in the offering consisted of one share of common stock and one warrant. Maxim Group LLC acted as sole book-running manager for the offering and partially exercised its overallotment option to purchase 205,714 warrants at the public offering price. The warrants expire ten years from the date of issuance.

Effective April 16, 2021, the Company entered into definitive agreements with certain institutional investors to sell 2,715,000 shares of common stock in a registered direct offering priced at the market under NASDAQ rules. Concurrently, the Company agreed to issue to the investors, in a private placement, warrants to purchase an aggregate of 1,900,500 shares of common stock at an exercise price of $8.48 per share with a five-year term.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2021 and 2020

On July 20, 2021, in connection with a product development agreement with an unrelated party, the Company issued warrants to purchase 30,000 shares of common stock. The warrants vest in one year from issuance, with an exercise price of $5.00 per share. The Company has calculated these warrants estimated fair market value at $88,803 using the Black-Scholes model, with the following assumptions: expected term 3.0 years, stock price $3.80, exercise price $5.00, volatility 149.8%, risk-free rate 0.37%, and no forfeiture rate.

From March 8 through April 6, 2021, 210,700 warrants were exercised at $7.00, resulting in the issuance of 210,700 shares of common stock.

	Number of	Weighted Average
	Warrants	Exercise Price ($)
Outstanding at December 31, 2020	-	-
Granted	3,507,642	$7.78
Exercised	(210,700)	$7.00
Expired	-	-
Outstanding at September 30, 2021	3,296,942	$7.83
Exercisable at September 30, 2021	3,266,942	$7.86

Stock-based compensation expense related to warrants of $17,517 was recorded in the nine months ended September 30, 2021 and September 30, 2020, respectively. As of September 30, 2021, the remaining unrecognized compensation cost related to non-vested warrants is $0. The outstanding warrants have a weighted average remaining contractual life of 6.56 years and a total intrinsic value of $0.

(13) Commitments and Contingencies: None applicable

(14) Subsequent events

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report.

On October 15, 2021, the Company entered into a new lease for a 20,000 square foot facility on Long Island, New York, for a term of seven years and two months. The yearly base rent of $346,242 shall increase at a rate of 2.75% per year to begin on the first anniversary lease commencement date and each year thereafter. The first two months of basic rent shall be abated following the commencement lease date. In the event the landlord decides to sell the property, the Company shall have the right of first offer to purchase subject property. Upon lease execution, the Company paid two months of base rent as a security deposit and one month’s rent totaling $86,560. The Company expects to be fully operational at the new manufacturing and headquarters facility in the first quarter of 2022.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2021 and 2020

On November 1, 2021, the Company opened its MMIC Design Center (AGMDC) in Texas and expects the facility to be fully operational by year-end 2021. The MMIC design center is expected to integrate the Company’s low noise figures into more compact packages that will allow for integration into a larger range of consumer applications.

On November 10, 2021, Maxim was issued 50,000 restricted shares of Common Stock as per the placement agency agreement dated April 15, 2021.

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

On June 10, 2021, the Company entered into a membership interest purchase agreement for an aggregate purchase price of $350,000, to be paid in four tranches. Each tranche represents a 5% membership interest, and in aggregate a 20% membership interest. SN2N plans to design and manufacture an un-hackable communications channel that creates a new security paradigm; a state-of-the art signal amplification secured by intelligence-community-caliber hardware encryption. Amplitech would serve as exclusive manufacturer for the low noise amplifier product line used with this encryption technology. As of September 30, 2021, the Company has made an investment of $250,000 for a 15% membership interest.

On July 26, 2021, 52,000 incentive/ non-qualified stock options were issued to various employees and consultants. The options have a strike price of $3.88 and a ten-year term. The options shall vest in equal quarterly installments over a three-year period commencing one year after the date of grant.

Results of Operations

For the Three Months Ended September 30, 2021 and September 30, 2020

Revenues

Overall, the increase in custom amplifier sales during this comparison period, was offset by the decrease in sales in microwave components by our Specialty Microwave division. Combined sales decreased from $1,150,732 for the three months ended September 30, 2020 to $1,056,596 for three months ended September 30, 2021, a decrease of $94,136 or approximately 8.18%. Supply chain disruptions as a result of the global health crisis has posed some challenges to our manufacturing and shipments for the third quarter of 2021.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased from $630,486 for the three months ended September 30, 2020 to $742,983 for the three months ended September 30, 2021, an increase of $112,497 or approximately 17.85%. This increase is directly related to the increase in direct assembly labor and parts as well as with the hiring of a director of operations to oversee production and to help meet company growth objectives.

As a result, the gross profit was $313,613 for the three months ended September 30, 2021 compared to $520,246 for the three months ended September 30, 2020, a decrease of $206,633 or 39.72%. Gross profit as a percentage of sales decreased to 29.68% from 45.21%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $850,329 for the three months ended September 30, 2021 from $475,248 for the three months ended September 30, 2020, an increase of $375,081 or approximately 78.92%. The Company experienced an increase in parent company expenses, such as regulatory fees, directors’ insurance, IR/PR and consulting, legal and accounting fees. Additional expenses were incurred in payroll and payroll taxes, sales commissions and promotion.

Income (Loss) From Operations

As a result of the above, the Company has a loss from operations of $536,716 for the three months ended September 30, 2021 and income from operations of $44,998 for the three months ended September 30, 2020.

Other Income (Expenses)

Interest expense decreased by $24,146 or 86.27%, when comparing the three months ended September 30, 2021 to the three months ended September 30, 2020. The decrease was primarily due to the repayment of debt.

The Company also recorded an unrealized loss on investments of $63,807 and other income of $11,520.

Net Income (Loss)

The Company reported a net loss of $592,845 for the three months ended September 30, 2021, compared to a net income of $17,010 for the three months ended September 30, 2020.

For the Nine Months Ended September 30, 2021 and September 30, 2020

Revenues

When comparing sales for the nine months ended September 30, 2021 of $2,553,982, to sales for the nine months ended September 30, 2020 of $2,567,379, sales decreased slightly by $13,397 or approximately .52%. Sales have remained relatively flat year to year, primarily due to the lower sales volume experienced in the first quarter of 2021 as a result of the COVID-19 pandemic and worldwide freight issues causing disruption to the supply chain. Our RFQ (Request for Quote) activity remains strong and as more business restrictions are lifted, this should translate to increased sales for the balance of the year.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by $258,933 or 16.37% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase is directly related to the increase in direct assembly labor and parts as well as with the hiring of a director of operations to oversee production and to help meet company growth objectives.

Gross profit decreased by $272,330 or 27.63%, when comparing the first nine months of 2021 to the first nine months of 2020. Gross profit percentage decreased from 38.39% to 27.93%. Overall, the global pandemic and diminished economic activity that resulted from the pandemic impacted our gross profit.

Selling, General and Administrative Expenses

General and administrative expenses increased from $1,456,266 for the first nine months of 2020 compared to $2,802,434 for the first nine months of 2021, an increase of $1,346,168 or approximately 92.44%. The Company experienced an increase in parent company expenses, such as stock compensation, IR/PR fees, consulting fees, legal fees, accounting fees and regulatory filing fees relating to both offerings. Approximately $370,000 of expenses are non-recurring and related to the public offerings. Additional expenses were incurred in payroll and payroll taxes, sales commissions and promotion and recruiting fees.

Income (Loss) From Operations

As a result of the above, the Company had a loss from operations of $2,089,216, for the nine months ended September 30, 2021, compared to the loss from operations of $470,718, for the nine months ended September 30, 2020, an overall increase of $1,618,498.

Other Income (Expenses)

Interest expense decreased from $78,501 for the first nine months of 2020 compared to $36,840 for the first nine months of 2021, a decrease of $41,661 or 53.07%. The decrease was primarily due to the repayment of debt.

In addition, on April 20, 2021, the SBA approved the forgiveness of the Company’s PPP loan of $232,200.

The Company also recorded an unrealized loss on investments of $63,135 and other income of $11,520.

Net Income (Loss)

The Company reported a net loss of $1,945,471 for the nine months ended September 30, 2021, compared to a net loss of $549,219 for the nine months ended September 30, 2020.

Liquidity and Capital Resources

Operating Activities

The net cash used in operating activities for the nine months ended September 30, 2021 was $2,514,509, resulting primarily from the net loss and the operating changes in accounts receivable, inventories, prepaid expenses and the operating lease liability.

Net cash used in operating activities was $514,298 for the nine months ended September 30, 2020, resulting primarily from the net loss and operating changes in accounts receivable, inventory, prepaid expenses, and the operating lease liability.

Investing Activities

The net cash used in investing activities for the nine months ended September 30, 2021 was $5,413,847, resulting in the purchase of equipment, marketable securities and the 15% membership interest.

The net cash used in investing activities for the nine months ended September 30, 2020 was $11,557, for the purchase of equipment.

Financing Activities

The net cash provided by financing activities for the nine months ended September 30, 2021 was $30,676,693 which includes $31,900,840 million from new issuances of common stock and warrants, netted against the repayment of the line of credit, finance lease and notes payable.

The net cash provided by financing activities for the nine months ended September 30, 2020 was $377,018, a result primarily from the proceeds of the line of credit and PPP loan, netted against lease and notes payable.

We have historically financed our operations by the issuance of debt to third party lenders, equity offerings, notes issued to various private individuals and personal funds advanced from time to time by the majority shareholder, who is also the President and Chief Executive Officer of the Company.

As of September 30, 2021, we had cash and cash equivalents of $22,947,873, working capital of $28,626,181 and an accumulated deficit of $3,813,843.

As of December 31, 2020, we had cash and cash equivalents of $199,536, working capital of $741,606 and an accumulated deficit of $1,868,372.

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

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the nine-month period ended September 30, 2021, to the items disclosed as critical accounting policies in management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Based on that evaluation, as of September 30, 2021, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 20, 2021, in connection with a product development agreement with an unrelated party, the Company issued warrants to purchase 30,000 shares of common stock. The warrants vest in one year from issuance, with an exercise price of $5.00 per share.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Link base Document
101.DEF	XBRL Taxonomy Extension Definition Link base Document
101.LAB	XBRL Taxonomy Extension Label Link base Document
101.PRE	XBRL Taxonomy Extension Presentation Link base Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmpliTech Group, Inc.

Date: November 15, 2021	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Louisa Sanfratello
Louisa Sanfratello Chief Financial Officer (Principal Financial and Accounting Officer)

