Form 10-K
period 2021-12-31
AmpliTech Group, Inc.
filed 2022-03-31
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $30,454,330.

As of March 28, 2022, the registrant had 9,582,113 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

AMPLITECH GROUP, INC.

ANNUAL REPORT ON FORM 10-K

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company”, or “the Company” are to the combined business of the Company, its subsidiary AmpliTech, Inc. and the Company’s divisions Specialty Microwave, Spectrum Semiconductor Materials and AmpliTech Group MMIC Design Center.

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

PART I

ITEM 1. BUSINESS

Business Overview

AmpliTech Group Inc. (“AMPG,” “AmpliTech” or the “Company”), incorporated in 2010 in the state of Nevada, is the parent company of AmpliTech, Inc., and the Company’s divisions Specialty Microwave, Spectrum Semiconductor Materials, and AmpliTech Group MMIC Design Center (“AGMDC”).

AmpliTech Inc. designs, engineers and assembles micro-wave component-based amplifiers that meet individual customer specifications. Our products consist of RF amplifiers and related subsystems, operating at multiple frequencies from 50kHz to 44GHz, including low noise amplifiers (“LNA”), medium power amplifiers, cryogenic amplifiers, and custom assembly designs for the global satellite communications, telecom (5G & IoT), space, defense, and quantum computing markets. We also offer non-recurring engineering services on a project-by-project basis, for a predetermined fixed contractual amount, or on a time plus material basis. We have both domestic and international customers in such industries as aerospace, governmental, defense and commercial satellite.

Specialty Microwave designs and manufactures state-of- the-art precision SATCOM microwave components, RF subsystems and specialized electronic assemblies for the military and commercial markets, flexible and rugged waveguides, wave guide adapters and more.

AGMDC designs, develops and manufactures state-of-the-art signal processing components for satellite and 5G communications networks, defense, space and other commercial applications, allowing the Company to market its products to wider base of customers requiring high technology in smaller packages.

On November 19, 2021, AMPG entered into an Asset Purchase Agreement with Spectrum Semiconductor Materials Inc. (“SSM”), a globally authorized distributor of integrated circuit (IC) packaging and lids for semiconductor device assembly, prototyping, testing, and production requirements founded in 1990 and headquarter in San Jose, CA, pursuant to which AMPG acquired substantially all of the assets of the Company (the Acquisition). The Acquisition was completed on December 15, 2021.

In 2021, the Company opened a monolithic microwave integrated circuits (“MMIC”) chip design center in Texas and has started to implement several of its proprietary amplifier designs into MMIC components. MMICs are semiconductor chips used in high-frequency communications applications. MMICs are widely desired for power amplification solutions to service emerging technologies, such as phased array antennas and quantum computing. MMICs carry a smaller footprint enabling them to be incorporated into a broader array of systems while reducing costs.

We purchase a variety of raw materials, primarily consisting of high temperature alloy sheet metal and castings, forgings, pre-plated metals and electrical components from various vendors. The materials used by our operations are generally available from a number of sources and in sufficient quantities to meet current requirements subject to normal lead times. However, recent cost inflation and potential supply chain disruptions resulting from the novel coronavirus COVID-19 pandemic may lead to higher material costs in fiscal 2022. Additionally, we are subject to rules promulgated by the Securities Exchange Commission pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding the use of certain materials (tantalum, tin, gold and tungsten), known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries. These rules may impose additional costs and may introduce new risks related to our ability to verify the origin of any conflict minerals used in our products.

Our operations are subject to extensive, and frequently changing, federal, state and local environmental laws and substantial related regulation by government agencies, including the Environmental Protection Agency. Among other matters, these regulatory authorities impose requirements that regulate the operation, handling, transportation and disposal of hazardous materials; protect the health and safety of workers; and require us to obtain and maintain licenses and permits in connection with our operations. This extensive regulatory framework imposes significant compliance burdens and risks on us. Notwithstanding these burdens, we believe that we are in material compliance with all federal, state and local environmental laws and regulations governing our operations.

There has been no material adverse effect to our consolidated financial statements nor competitive positions as a result of these environmental regulations.

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

The Company’s research and development initiative to expand its product line of low noise amplifiers to include its new 5G and wireless infrastructure products and MMIC designs is progressing significantly. Our combined engineering and manufacturing resources are expected to complement the development of new subsystems for satellite, wireless, and 5G infrastructures, as well as advanced military and commercial markets.

Our Corporate History and Structure

AmpliTech Group Inc. was incorporated under the laws of the State of Nevada on December 30, 2010. On August 13, 2012, the Company acquired AmpliTech Inc., by issuing 833,750 shares of the Company’s common stock to the shareholders of AmpliTech Inc. in exchange for 100% of the outstanding shares of AmpliTech Inc. (the “Share Exchange”). After the Share Exchange, the selling shareholders owned 60,000 shares of the outstanding 893,750 shares of Company common stock, resulting in a change in control. Accordingly, the transaction was accounted for as a reverse acquisition in which AmpliTech, Inc. was deemed to be the accounting acquirer, and the operations of the Company were consolidated for accounting purposes. The capital balances have been retroactively adjusted to reflect the reverse acquisition.

On September 12, 2019, AmpliTech Group Inc. acquired substantially all of the assets of Specialty Microwave Corporation, a privately held company based in Ronkonkoma, NY. The purchase included all inventory, orders, customers, property and equipment, and goodwill. Following the closing of the asset purchase, we hired all eight team members of SMW. In connection with the acquisition, the Company began using the trade name “Specialty Microwave”. The total consideration paid was $1,143,633, consisting of $668,633 in cash and a $475,000 promissory note with an interest rate of 6%. The Company also entered a five-year lease on the property located at 120 Raynor Avenue, Ronkonkoma, NY, with an option to buy the property during the first two years of the lease for $1,200,000 and then at fair market value for the remainder of the lease term.

On February 17, 2021, AmpliTech Group Inc.’s common stock and warrants commenced trading on NASDAQ under the symbols “AMPG” and “AMPGW,” respectively. A reverse split of the outstanding common stock at a 1-for-20 ratio became effective February 17, 2021, as of 12:01 a.m., Eastern Time. All share amounts have been retroactively re-stated to reflect the reverse split.

On November 19, 2021, AmpliTech Group, Inc. entered into an Asset Purchase Agreement with SSM, pursuant to which AmpliTech would acquire substantially all of the assets of SSM. The aggregate purchase price for the acquisition was $10,123,276, subject to certain working capital and other adjustments.  $665,200 of the aggregate purchase price was paid by the issuance of 188,442 unregistered shares of AmpliTech common stock at the closing of the acquisition. The Acquisition was completed on December 15, 2021.

The COVID-19 Pandemic

The global health crisis caused by the novel coronavirus COVID-19 pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, variants of COVID-19, including Delta and Omicron, continue to emerge, the impact of which cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of the COVID-19 vaccines against COVID-19 variants along with the response by governmental bodies and regulators. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business. Many countries around the world have continued to impose quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. Accordingly, our ability to continue to operate our business may also be limited. Such events may result in a period of business, supply and manufacturing disruptions, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. We continue to monitor the impacts of COVID-19 on the global economy and on our business operations. Although we expect the vaccinations for COVID-19 will continue to improve conditions, the ultimate impact from COVID-19 on our business operations and financial results will depend on, among other things, the ultimate severity and scope of the pandemic, including the new variants of the virus, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, the rate at which historically large increases in unemployment rates will decrease, if at all, and whether, and the speed with which, the economy recovers. We are not able to fully quantify the impact that these factors will have on our business, but developments related to COVID-19 may impact our ability to meet customer demand and thus materially affect financial condition and results of operations in future periods.

Our Products and Services

Our products consist of RF amplifiers and related subsystems, operating at frequencies from 50kHz to 44GHz, including low noise amplifiers, medium power amplifiers, cryogenic amplifiers, and custom assembly designs for the aerospace, governmental, defense and commercial satellite markets.

We plan to introduce our newest product line of Open Radio Unit For Sub 6GHz deployments in 2022. This new phase array product supports 3.4-4.0 GHz and 2.496-2.69 GHz, with 8 x 4 x 2 = 64 Active Phased Array Elements. It is Digital Beam Forming Compliant With O-RAN/Keysight O-DU. This product uses proprietary technology comprised of existing core LNA products as well as MMICs from our newly launched AGMDC in Texas.

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

Cryogenic Amplifiers

Our line of cryogenic amplifiers is designed to operate at temperatures as low as 4K that offer much lower noise figures than our standard models. Consuming as little DC power as +0.5V DC@8mA, the light weight, compact housings provide excellent performance while generating very little heat. These amplifiers are very useful for applications that require the absolute minimum amounts of noise injection for the growing market of low temperature applications, such as quantum computing, medical applications, RF imaging, research & development, space communications, accelerators, radiometry and telephony.

Cryogenic and Non-Cryogenic 4g/5g Small Cell Subsystems

These products are utilized in private and public high-speed networks and airline WI-FI systems.

IC Packaging

IC packaging is the case or enclosure that contains the semiconductor device, protecting it from corrosion or physical damage. The IC packaging also supports the electrical contacts, which connect the semiconductor device to a circuit board. IC packaging often gets sealed with lids, which creates an airtight seal to prevent contaminants, particles, liquids, or gases from entering the packaging to ensure the proper operation of the device. The Company offers multiple IC packaging and lids product lines according to desired product specifications, device performance, dimensions, resistances, and tolerances.

Our Technology

Our products are supported by hybrid design topologies that create highly linear Radio Frequency (“RF”) products that amplify and transform signals with minimal addition of noise, achieving high Signal to Noise Ratio (“SNR”) and increased receiver sensitivity and range, at a low cost and low power consumption. Our hybrid design topologies include:

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

Research and Development

To date, our research and development activities have primarily been conducted on new product designs to the extent as requested by the customers. The cost of our research and development activities is incorporated into the unit selling prices and, as such, is borne directly by the customers. In addition to the research and development for our customers, we invest in research and development for new products on emerging technologies such as 5G/6G, cybersecurity, MMICs, IoT and wireless products for the future. Research and development costs for the years ended December 31, 2021 and 2020 were $1,833,399 and $61,953, respectively.

Industry and Competition

Market Overview

We operate our business in the industry of high-power Radio Frequency (“RF”) semiconductor. We believe that the RF semiconductor industry has the following features:

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

Our Strategy

Our objective is to become a premier designer, manufacturer and distributor of high quality and state-of-the-art cryogenic microwave amplifiers, RF designs and applications for Wireless Networks and the future of Wireless Communication with true 5G performance of or close to 1Gbs per second. Key elements of our strategy include the following:

•

Reorganization to have our shares traded on a national exchange to improve access to capital resources and a much broader customer base with higher volumes, as well as better access to large OEMs (Original Equipment Manufacturers)

•	New product development

•	Commercializing of existing core technology into specific high-volume technology sectors and obtaining patent on such technology

Manufacturing and Distribution

Our manufacturing facilities are located at our corporate office in Bohemia, New York, and in Ronkonkoma, New York. Our distribution center is located in San Jose, California.  Our manufacturing process in Bohemia involves the assembly of numerous individual components and precise fine-tuning by production technicians. Effective April 1, 2022, we are consolidating both of our manufacturing facilities into one at the Hauppauge Industrial Park in Hauppauge, NY. The Hauppauge Industrial Park is the second largest industrial park in the nation after California’s Silicon Valley. Our new manufacturing facility more than triples our capacity and still has room for expansion. With our already established supply chain, internal capacity and local contract manufacturing sources, we expect to have sufficient capacity to process small and large size orders (thousand + units per month).

The Company expects to scale up SSM’s operations by starting new offerings of RF microwave packages to its customer base and new customers.

We rely on our sales representatives to channel our products throughout the Americas as well as to countries in Europe, the Middle East and South Asia. The Company is ISO 9001:2015 and AS9120B certified for the Distribution of Semiconductor Materials for the Assembly Phase of Integrated Circuit Manufacturing, as well as in compliance with the Conflict Minerals Reporting Template (“CMRT”), the European Union’s Restriction of Hazardous Substances (“RoHS”) and Registration, Evaluation, Authorization, and Restriction of Chemicals (“REACH”) directives, as well as registered with the U.S. Government’s System for Award Management (“SAM”).

Suppliers

Our material consists of purchased component parts used in our assembly process. The following table describes supplier concentration based upon the percentage of materials purchased from each supplier for 2021:

Supplier A	$1,078,646	44.73%
Supplier B	160,614	6.66%
Supplier C	150,818	6.26%
Supplier D	128,540	5.33%
Supplier E	98,646	4.10%
All other suppliers (approximately 140)	793,848	32.92%
Total	$2,411,112	100%

Marketing

We employ an aggressive and focused approach to market our products, at various venues including trade shows, strategic alliances, websites and trade magazines. We target specific types of customers such as system integrators, defense contractors, cellular and wireless service providers but it should be noted that we are also focused on expanding our customer base to include users of consumer applications and products. In addition, during the COVID pandemic, we have increased our online and print ads as well as held virtual meetings and conferences.

In February 2018, the Company entered into an advisory agreement with Sunbiz Holding Corp to promote market awareness in Asia and the Middle East. The advisory agreement has been extended for additional two years.

Trade Shows

We attend trade shows such as MTTS (Microwave Theory and Techniques Show), IMS (International Microwave Symposium), EDIC (Electronic Design Innovation Conference) European Microwave Symposium, SATCON, MILCOM and the American Institute of Physics Exhibit (APS). We also sponsor some trade shows to gain recognition and presence.

Strategic Alliances

We explore opportunities with global OEMs (Original Equipment Manufacturers) by seeking out strategic alliances that improve sales and presence in the marketplace and expand our product line and capabilities, thereby broadening our customer base. Two such companies are Orban Microwave and MPT Corp.  The two companies have expertise  in the planar phased array and GPS antennas as well as the ability to design and manufacture subsystems incorporating our low noise amplifiers and other products.

Website

We maintain a dynamic website to capture more business via worldwide customer searches for our products on the internet. Our website is available at www.amplitechinc.com.

Trade Magazines

We advertise our products in Microwave Product Digest and Microwave Journal.

Customers

We serve a diverse customer base located primarily in the United States, Europe and South Asia, in the aerospace, governmental defense, commercial satellite and wireless industries. Some of our customers include Viasat, L3 Harris Technologies, Raytheon, Mercury Systems, Cett Technology and Universal Enterprise. As of December 31, 2021, there were two customers that each accounted for more than 10% of our total revenue. We have both direct and indirect relationships with these customers domestically and abroad via exclusive and non-exclusive sales representatives and through our distributor.

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

We rely on contractual restrictions to protect our proprietary rights in products and services. It is our policy to enter into confidentiality and invention assignment agreements with our employees and contractors as well as nondisclosure agreements with our suppliers and strategic partners to limit access to and disclosure of our proprietary information. We cannot assure you that these contractual arrangements or the other steps taken by us to protect our intellectual property will prove enough to prevent misappropriation of our technology or to deter independent third-party development of similar technologies. We plan to use the information obtained from the IP story to file additional patents relating to our intellectual property and trade secrets.

Employees

As of March 28, 2022, we have thirty-four (34) full time and six (6) part-time employees From time to time, we may hire additional workers on a contract basis as the need arises.

ITEM 1A. RISK FACTORS

RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this report, including the financial statements, before making a decision to invest in our common stock. If any of the following events occur, our business, financial condition and operating results may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

Risks Relating to our Business

Our revenue, earnings, margins and other operating results have fluctuated significantly in the past and may fluctuate significantly in the future. If demand for our products fluctuates, as a result of economic conditions or for other reasons, our revenue and profitability could be impacted. Our future operating results will depend on many factors affecting our new market segments, including the following, many of which are out of our control: the continued market acceptance of our current and new products for 5G, cryogenic quantum computing, internet of things (IoT) and MMICs. Although hard to predict under the current global environment, we believe our core LNA product line, as well as Spectrum Semiconductor Material product lines will continue to be in demand and generate top line and cash flow to sustain ongoing activities without the need of additional funding for fiscal year 2022.

Our business, results of operations and financial condition may be adversely impacted by the recent COVID-19 pandemic. The global health crisis caused by the novel coronavirus COVID-19 pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, variants of COVID-19, including Delta and Omicron, continue to emerge, the impact of which cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of the COVID-19 vaccines against COVID-19 variants along with the response by governmental bodies and regulators. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business. Many countries around the world have continued to impose quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. Accordingly, our ability to continue to operate our business may also be limited. Such events may result in a period of business, supply and manufacturing disruptions, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. We continue to monitor the impacts of COVID-19 on the global economy and on our business operations. Although we expect the vaccinations for COVID-19 will continue to improve conditions, the ultimate impact from COVID-19 on our business operations and financial results will depend on, among other things, the ultimate severity and scope of the pandemic, including the new variants of the virus, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, the rate at which historically large increases in unemployment rates will decrease, if at all, and whether, and the speed with which, the economy recovers. . We are not able to fully quantify the impact that these factors will have on our business, but developments related to COVID-19 may impact our ability to meet customer demand and thus materially affect financial condition and results of operations in future periods.

The Company is dependent on the global supply chain and has experienced supply chain constraints, as well as increased costs on components and shipping resulting from the COVID-19 pandemic. The Company has experienced supply chain constraints resulting from the COVID-19 pandemic, which has slowed down production and will negatively impact the timing of deploying ASRs (Available Supply Rate) to our clients. These supply constraints include, but are not limited to, semiconductor shortages as well as shortages of certain commodities. Extended lead times on certain parts as well as a lack of immediate availability may delay our ability to deploy ASRs, and consequently, may delay our ability to recognize revenue. In addition, the Company has also faced increased costs of components and freight resulting from COVID-19. Further, current or future governmental policies may increase the risk of inflation, which could further increase the costs of raw materials and components for our business. Similarly, if costs of goods continue to increase, our suppliers may seek price increases from us. If we are unable to mitigate the impact of supply chain constraints and inflationary pressure through price increases or other measures, our results of operations and financial condition could be negatively impacted. Even if we are able to raise the prices of our products, consumers might react negatively to such price increases, which could have a material adverse effect on, among other things, our brand, reputation, and sales. If our competitors substantially lower their prices, we may lose customers and mark down prices. Our profitability may be impacted by lower prices, which may negatively impact gross margins. Even though we are working to alleviate supply chain constraints through various measures, we are unable to predict the impact of these constraints on the timing of revenue and operating costs of our business in the near future. Raw material supply shortages and supply chain constraints, including cost inflation, have impacted and could continue to negatively impact our ability to meet increased demand, which in turn could impact our net sales revenues and market share. The increased cost of components and freight as well as ongoing delays in production are likely to have an impact on sales and profitability throughout 2022 as well as 2023.

Our market is very competitive. If we fail to compete successfully, our business and operating results will suffer. We face significant competition in the amplifier industry from both established and emerging players such as Locus Microwave, Lucix, Cernex, Erzia, HEICO and L-3 Harris Technologies. Some of our competitors have longer operating histories and significantly greater financial, research and development, marketing and other resources than us. As a result, some of these competitors are able to devote greater resources to the development, promotion, sale and support of their products. These competitors may also have the ability to provide discounted pricing on their products to gain market share. In addition, consolidation in the amplifier industry could intensify the competitive pressures that we face. Many of our existing and potential competitors may be better positioned than we are to acquire other companies, technologies or products.

Some of our customers may also maintain diverse supplier bases to enhance competition and maintain multiple providers of amplifier products. Our ability to increase order sizes from these customers and maintain or increase our market share would be constrained by these policies. In addition, any decline in quality or availability of our products or any increase in the number of suppliers that such a customer uses may decrease demand for our products and adversely affect our operating results, business and prospects.

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

We cannot assure you that our solutions will compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by our existing competitors or new companies entering our market. In addition, we cannot assure you that our competitors do not have or will not develop processes or product designs that currently or in the future will enable them to produce competitive products at lower costs than ours. Any failure to compete successfully would materially adversely affect our business, prospects, operating results and financial condition

Global economic uncertainty and financial market volatility caused by political instability, changes in international trade relationships and conflicts, such as the conflict between Russia and Ukraine, could make it more difficult for us to access financing and could adversely affect our business and operations. Our abilities to raise capital and operate our business are subject to the risk of adverse changes in the market value of our securities. Periods of macroeconomic weakness or recession and heightened market volatility caused by adverse geopolitical developments could increase these risks, potentially resulting in adverse impacts on our ability to raise further capital on favorable terms. The impact of geopolitical tension, such as a deterioration in the bilateral relationship between the US and China or an escalation in conflict between Russia and Ukraine, including any resulting sanctions, export controls or other restrictive actions that may be imposed by the US and/or other countries against governmental or other entities in, for example, Russia, also could lead to disruption, instability and volatility in global trade patterns, which may in turn impact our ability to source necessary reagents, raw materials and other inputs for our operations.

Economic conditions may adversely impact our business, operating results and financial condition. Economic conditions, market and political instability, changes in trade agreements and conflicts, such as the conflict between Russia and Ukraine, could adversely affect global markets and transactions and may adversely affect our customers and suppliers. Any adverse financial or economic impact to our customers may impact their ability to pay timely or result in their inability to pay. It may also impact their ability to fund future purchases or increase the sales cycles which could lead to a reduction in revenue and accounts receivable. Our suppliers may increase their prices or may be unable to supply needed raw materials on a timely basis which could result in our inability to meet customers’ demand or affect our gross margins. Our suppliers may also impose more stringent payment terms on us. The timing and nature of any recovery from the effects of adverse economic conditions or market and political instability on credit and financial markets is uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not be materially and adversely affected.

Changes in our product mix could cause our overall gross margin to decline, which may adversely affect our operating results and financial condition. Our gross margin is dependent on product mix. A shift in sales mix away from our higher margin products could adversely affect our gross margins, and there can be no assurance that we will be able to maintain our historical gross margins. In addition, as our product mix becomes more customer specific and diversified, our cost of manufacturing has increased. If revenue from LNAs and customer-specific products continues to grow relative to our other products and services, our company-wide gross margin will likely decline. Additionally, increased competition and the existence of product alternatives, weaker than expected demand and other factors may lead to further price erosion, lower revenue and lower margins for us in the future, adversely affecting our operating results and financial condition.

Our products must meet exacting technical and quality specifications. Defects, errors in or interoperability issues with our products or the failure of our products to operate as expected could affect our reputation, result in significant costs to us and impair our ability to sell our products. Our products may contain defects or errors or not operate as expected, which could materially and adversely affect our reputation, result in significant costs to us and impair our ability to sell our products in the future. Our customers have demanding specifications for quality, performance and reliability that our tag and reader products must meet. Our products are highly technical and designed to be deployed in large and complex systems, networks and other settings under a wide variety of conditions. Customers and end users may discover errors, defects or incompatibilities in our products only after they have been fully deployed. In addition, users of our products may experience compatibility or interoperability issues between our products and their enterprise software systems or networks, or between our products and other amplifying products they use.

We may also experience quality problems with our products that are combined with or incorporated into products from other vendors, such as tags produced by our inlay manufacturers, or that are assembled by subcontractors. We may have difficulty identifying and correcting the source of problems when third parties are combining, incorporating or assembling our products.

If we are unable to fix errors or other problems, we could experience:

•	loss of customers or customer orders;

•	lost or delayed market acceptance and sales of our products;

•	loss of market share;

•	damage to our brand and reputation;

•	impaired ability to attract new customers or achieve market acceptance;

•	diversion of development resources;

•	increased service and warranty costs;

•	replacement costs;

•	legal actions by our customers; and

•	increased insurance costs.

We may be required to indemnify our customers against liabilities arising from defects in our products or their solutions which incorporate our products. These liabilities may also include costs incurred by our customers or end users to correct the problems or replace our products.

While we test our products for defects or errors prior to product release, defects or errors are occasionally identified by our customers. Such defects or errors have occurred in the past and may occur in the future. To the extent product failures are material, they could adversely affect our business, operating results, customer relationships, reputation and prospects.

We may face claims of intellectual property infringement, which could be time consuming, costly to defend or settle and result in the loss of significant rights. Our industry is characterized by companies that hold large numbers of patents and other intellectual property rights and which may vigorously pursue, protect and enforce their intellectual property rights. We may in the future be required to license patent and other intellectual property rights to technologies that are important to our business, which may be costly or prohibitively expensive to our business operations. We may also receive assertions against us, our customers or distributor, claiming that we infringe patent or other intellectual property rights. Claims that our products, processes, technology or other aspects of our business infringe third-party intellectual property rights, regardless of their merit or resolution, could be costly to defend or settle and could divert the efforts and attention of our management and technical personnel. If we decline to accept an offer, the offering party may allege that we infringe such patents, which could result in litigation.

In addition, many of our customer agreements require us to indemnify and defend our customers from third-party infringement claims and pay damages in the case of adverse rulings. Moreover, we may not know whether we are infringing a third party’s rights, due to the large number of patents related to amplifiers or to other systemic factors. For instance, patent applications in the United States are maintained in confidence for up to 18 months after their filing or, in some cases, for the entire time prior to issuance as a patent. Thus, we would not be able to account for such rights before publication. Competitors may also have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents. Claims of this sort could harm our relationships with our customers or distributor and might deter future customers from doing business with us. We do not know whether we will prevail in any such future proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If any pending or future proceedings result in an adverse outcome, we could be required to:

•	cease the manufacture, use or sale of the infringing products, processes or technology;

•	pay substantial damages for infringement;

•	expend significant resources to develop non-infringing products, processes or technology;

•	license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms, or at all;

•	cross-license our technology to a competitor to resolve an infringement claim, which could weaken our ability to compete with that competitor; or

•	pay substantial damages to our customers or end users to discontinue their use of or to replace infringing technology sold to them with non-infringing technology.

Any of the foregoing results could have a material adverse effect on our business, financial condition and operating results.

We may incur substantial costs enforcing or acquiring intellectual property rights and defending against third-party claims as a result of litigation or other proceedings. We may incur substantial costs enforcing or acquiring intellectual property rights and defending against third-party claims as a result of litigation or other proceedings. In connection with the enforcement of our own intellectual property rights, the acquisition of third-party intellectual property rights or disputes related to the validity or alleged infringement of third-party intellectual property rights, including patent rights, we may be subject to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation may be costly and can be disruptive to our business operations by diverting attention and energies of management and key technical personnel, and by increasing our costs of doing business. If we fail to prevail in any future litigation and disputes, it could adversely affect our results of operations and financial condition. Third-party intellectual property claims asserted against us could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from assembling or licensing certain of our products, subject us to injunctions restricting our sale of products, cause severe disruptions to our operations or the marketplaces in which we compete or require us to satisfy indemnification commitments with our customers, including contractual provisions under various license arrangements. In addition, we may incur significant costs in acquiring the necessary third-party intellectual property rights for use in our products. Any of these could seriously harm our business.

If we are unable to obtain patent protection for our products or otherwise protect our intellectual property rights, our business could suffer. Our success depends, in part, on our ability to obtain patent protection for or maintain as trade secrets our proprietary products, technologies and inventions and to maintain the confidentiality of our trade secrets and know‑how, operate without infringing upon the proprietary rights of others and prevent others from infringing upon our business proprietary rights. Despite our efforts to protect our proprietary rights, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies, inventions, processes or improvements. We cannot assure you that any of our existing or future patents or other intellectual property rights will be enforceable, will not be challenged, invalidated or circumvented, or will otherwise provide us with meaningful protection or any competitive advantage. In addition, our pending patent applications may not be granted. If our patents do not adequately protect our technology, our competitors may be able to offer additive manufacturing systems or other products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents, and we may not be able to detect the unauthorized use of our proprietary technology or take appropriate steps to prevent such use. Any of the foregoing events would lead to increased competition and lower revenues or gross margins, which could adversely affect our operating results.

Confidentiality agreements with employees and third parties may not prevent unauthorized disclosure of trade secrets and other proprietary information, and our inability to maintain the confidentiality of that information, due to unauthorized disclosure or use, or other events, could have a material adverse effect on our business. In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce, and any other elements of our product discovery and development processes that involve proprietary know-how, information, or technology that is not covered by patents. Trade secrets, however, may be difficult to protect. We seek to protect our proprietary processes, in part, by entering into confidentiality agreements with our employees, consultants, advisors, contractors and collaborators. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, advisors, contractors, and collaborators might intentionally or inadvertently disclose our trade secret information to competitors. In addition, competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, or misappropriation of our intellectual property by third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.

We are subject to order and shipment uncertainties. Inaccuracies in our estimates of customer demand and product mix could negatively affect our inventory levels, sales and operating results. We derive revenue primarily from customer purchase orders rather than long-term purchase commitments. To ensure availability of our products, in some cases we start manufacturing based on forecasts provided by customers in advance of receiving purchase orders from them. In some cases, our supply chain has been affected by both tariffs and by the COVID-19 pandemic. Some of our products are manufactured according to our estimates of customer demand, which requires us to make demand forecast assumptions for every customer, and which may introduce significant variability into our aggregate estimate. We typically sell to channel partners and end users, and we consequently have limited visibility into future end-user demand, which could adversely affect our revenue forecasts and operating margins. Additionally, we sometimes receive soft commitments for larger order sizes which do not materialize. If we manufacture more products than we are able to sell to our customers or channel partners, we will incur losses and our results of operation and financial condition will be harmed.

Our sales and marketing efforts may be unsuccessful in maintaining and expanding existing sales channels, developing new sales channels and increasing the sales of our products. To grow our business, we must add new customers for our products in addition to retaining and increasing sales to our current customers. Our ability to attract new customers will depend in part on the success of our sales and marketing efforts. There can be no guarantee that we will be successful in implementing our sales and marketing strategy. If suitable sales channels do not develop, we may not be able to sell certain of our products in significant volumes and our operating results, business and prospects may be harmed.

Our business would be adversely affected by the departure of members of our executive management team. Our success depends, in large part, on the continued contributions of Fawad Maqbool, our Chairman, President and Chief Executive Officer. Mr. Maqbool is not bound by any employment contract to remain with us for a specified period. Although we have additional engineering, technical and sales personnel, the loss of Mr. Maqbool’s service could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.

If we are unable to attract, train and retain qualified personnel, especially our design and technical personnel, we may not be able to effectively execute our business strategy. Our future success depends on our ability to attract, retain and motivate qualified personnel, including our management, sales and marketing, finance and especially our design and technical personnel. For example, we currently have limited number of personnel for the assembling and testing processes. We do not know whether we will be able to retain all of these personnel as we continue to pursue our business strategy. As the source of our technical and product innovations, our design and technical personnel are a significant asset. The competition for qualified personnel in the New York area where we are headquartered constrains our ability to attract qualified personnel. The loss of the services of one or more of our key employees, especially of our key design and technical personnel, or our inability to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and operating results.

Failure to remediate a material weakness in internal accounting controls could result in material misstatements in our financial statements. Our management has identified material weaknesses in our internal control over financial reporting related to lack of segregation of duties resulting from our limited personnel and ineffective control over financial statement disclosure as controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements and has concluded that, due to such material weakness, our disclosure controls and procedures were not effective as of December 31, 2021. If not remediated, or if we identify further material weaknesses in our internal controls, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

If we fail to implement proper and effective internal controls, our ability to produce accurate financial statements would be impaired, which could adversely affect our operating results, our ability to operate our business and our stock price. We must ensure that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis. We have tested our internal controls and identified two material weaknesses and may find additional areas for improvement in the future. Remediating these material weaknesses will require us to hire and train additional personnel. Implementing any future changes to our internal controls may require compliance training of our directors, officers and employees, entail substantial costs to modify our accounting systems and take a significant period of time to complete. Such changes may not, however, be effective in establishing the adequacy of our internal control over financial reporting, and our failure to produce accurate financial statements on a timely basis could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal control over financial reporting is inadequate or that we are unable to produce accurate financial statements may materially adversely affect our stock price.

We may need to raise additional capital, which may not be available on favorable terms, if at all, and which may cause dilution to holders of our common stock, restrict our operations or adversely affect our ability to operate our business. If we need to raise additional funds due to unforeseen circumstances or material expenditures or if our operating results are worse than expected, we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all, and any additional financings could result in additional dilution to holders of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, expending capital or declaring dividends, or which impose financial covenants on us that limit our ability to achieve our business objectives. If we need additional capital and cannot raise it on acceptable terms, we may not be able to meet our business objectives, our stock price may fall, and you may lose some or all of your investment.

Our secured indebtedness could have important consequences to you. For example, it could:

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate requirements;

•	expose us to interest rate fluctuations for our financing that has a variable interest rate on the debt;

•	require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for operations and other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	place us at a competitive disadvantage compared to competitors that may have proportionately less debt and greater financial resources.

In addition, our ability to make scheduled payments or refinance our obligations depends on our successful financial and operating performance, cash flows and capital resources, which in turn depend upon prevailing economic conditions and certain financial, business and other factors, many of which are beyond our control. These factors include, among others:

•	economic and demand factors affecting our industry;

•	pricing pressures;

•	increased operating costs;

•	competitive conditions; and

•	other operating and financial difficulties, including due to the ongoing COVID-19 pandemic.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. If we are required to dispose of material assets or operations to meet our debt service and other obligations, the value realized on such assets or operations will depend on market conditions and the availability of buyers. Accordingly, any such sale may not, among other things, be for a sufficient dollar amount. Certain of our obligations are secured by a security interest in all of our assets. The foregoing encumbrances may limit our ability to dispose of material assets or operations. We also may not be able to restructure our indebtedness on favorable economic terms, if at all.

Our loan agreement contains various covenants limiting the discretion of our management in operating our business. Our business loan agreement contains, subject to certain carve-outs, various restrictive covenants that limit our management’s discretion in operating our business. In particular, these instruments limit our ability to, among other things:

•	except for debt incurred in the normal course of business, create, incur or assume indebtedness for borrowed money, including capital leases;

•	sell, transfer, mortgage, assign, pledge, lease, grant a security interest in or encumber any of our assets (except as may be permitted by the agreement); or

•	sell with recourse any of our accounts.

If we fail to comply with the restrictions in our loan agreement, a default may allow the lender under the relevant instruments to accelerate the repayment obligation of the related debt and to exercise its remedies under these agreements, which will typically include the right to declare the principal amount of that debt, together with accrued and unpaid interest and other related amounts, immediately due and payable, to exercise any remedies the lender may have to foreclose on assets that are subject to liens securing that debt and to terminate any commitments they had made to supply further funds. The loan agreement also contains various covenants that may limit our ability to pay dividends.

Our Chairman, President and Chief Executive Officer Mr. Fawad Maqbool, has provided a personal guarantee using his personal property, including his equity interest in our company, to secure a line of credit for the Company. A default under the credit facility could result in the sale by court order of Mr. Maqbool’s property, including his equity interest in the Company, and the resultant sale of those shares. A sale of such equity interest, whether by court order or otherwise, would likely cause a significant drop in the price of our common stock. Moreover, Mr. Maqbool, who could thereafter have a substantially smaller or no equity interest in our company, could have substantially less or no personal stake or interest in the commercial success of our company. On November 20, 2021, the Company renewed its business line of credit for $750,000 with Dime Bank, maturing on November 1, 2022 (the “Dime LOC”). In order to procure the DIME LOC, AmpliTech Group, Inc., as well as Mr. Maqbool, our chairman, President and Chief Executive Officer (the “Guarantors”), agreed to guarantee the loan. The guarantees provided by the two Guarantors cover the full amount of the loans, interest, and any damages and related costs. Under the personal guarantees provided by the two Guarantors, the two Guarantors have agreed to perform the obligations under the agreement in the event that the Company is unable to perform its obligations. If the guarantee is enforced against Mr. Maqbool, he could be obliged to use his personal property, including the equity interest in our company, to fulfill his obligations under the DIME LOC. Mr. Maqbool owes a fiduciary duty of loyalty to us. However, there is potential for conflicts of interest between his personal interests and ours whether his guaranty is called upon or not. No assurance can be given that material conflicts will not arise that could be detrimental to our operations and financial prospects

As of the date of this report, Mr. Maqbool beneficially owns 28.61% of our outstanding common stock. A sale of a portion or all of Mr. Maqbool’s equity interest, whether voluntary or as a result of a court order, would likely cause a significant drop in the price of our common stock and could adversely affect our business operations, our business relationships and the marketability of our common stock and substantially reduce Mr. Maqbool’s beneficial ownership interest. If Mr. Maqbool’s beneficial ownership of the Company is substantially reduced or eliminated, he would have little or no stake or interest in the business operations of the Company, and he could potentially leave the Company or not perform his duties as diligently as he otherwise might have.

Breaches of network or information technology security, natural disasters or terrorist attacks could have an adverse effect on our business. Cyber-attacks or other breaches of network or information technology (IT) security, natural disasters, terrorist acts or acts of war may cause equipment failures or disrupt our systems and operations. We may be subject to attempts to breach the security of our networks and IT infrastructure through cyber-attacks, malware, computer viruses and other means of unauthorized access. We have previously been subject to the unauthorized use of certain company credentials that were used to issue a false press release in April 2018. While we were able to have the false press release withdrawn, any similar unauthorized use of company credentials or other information could compromise our systems and operations, materially adversely impact our financial condition and subject us to scrutiny and/or litigation from regulators and our customers. A failure to protect the privacy of customer and employee confidential data against breaches of network or IT security could result in damage to our reputation. To date, we have not been subject to cyber-attacks or other cyber incidents which, individually or in the aggregate, resulted in a material impact to our operations or financial condition.

The unfavorable outcome of any future litigation or administrative action could negatively impact us. Our financial results could be negatively impacted by unfavorable outcomes in any future litigation or administrative actions. We cannot assure favorable outcomes in litigation or administrative proceedings. Costs associated with litigation and administrative proceedings are very high and could negatively impact our financial results.

Non-compliance with, or changes in, the legal and regulatory environment in the countries in which we operate could increase our costs or reduce our net operating revenues. Our business is subject to various laws and regulations in the US and in the countries throughout the world in which we do business, including laws and regulations relating to commerce, intellectual property, trade, environmental, health and safety, commerce and contracts, privacy and communications, consumer protection, web services, tax and state corporate laws and securities laws, and specifically those conducting business of electronics, many of which are still evolving and could be interpreted in ways that could harm our business. There is no assurance that we will be completely effective in ensuring our compliance with all applicable laws and regulations. Changes in applicable laws or regulations or evolving interpretations thereof, including increased government regulation, may result in increased compliance costs, capital expenditures and other financial obligations for us and could affect our profitability or impede the production or distribution of our products, which could affect our net operating revenues.

U.S. government audits and investigations could adversely affect our business. Federal government agencies, including the Defense Contract Audit Agency and the Defense Contract Management Agency, routinely audit and evaluate government contracts and government contractors’ administrative processes and systems. These agencies review the Company’s performance on contracts, pricing practices, cost structure, financial capability and compliance with applicable laws, regulations and standards. These agencies also review the adequacy of the Company’s internal control systems and policies, including the Company’s purchasing, accounting, estimating, compensation and management information processes and systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit or investigation of our business were to uncover improper or illegal activities, then we could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. In addition, responding to governmental audits or investigations may involve significant expenses and divert management attention.

Acquisitions may expose us to additional risks. We may acquire or make investments in businesses, technologies or products, whether complementary or otherwise, as a means to expand our business, if appropriate opportunities arise. There can be no assurance that we will be able to identify suitable candidates or consummate these transactions on favorable terms. If required, the financing for these transactions could result in an increase in our indebtedness, dilute the interests of our stockholders or both. The purchase price for some acquisitions may include additional amounts to be paid in cash in the future, a portion of which may be contingent on the achievement of certain future operating results of the acquired business. If the performance of any such acquired business exceeds such operating results, then we may incur additional charges and be required to pay additional amounts. Acquisitions including strategic investments or alliances entail numerous risks, which may include:

•	difficulties in integrating acquired operations or products, including the loss of key employees from, or customers of, acquired businesses;

•	diversion of management’s attention from our existing businesses;

•	adverse effects on existing business relationships with suppliers and customers;

•	adverse impacts of margin and product cost structures different from those of our current mix of business; and

•	conforming standards, controls, procedures, accounting and other policies, business cultures, and compensation structures between the two companies.

Many of these factors are outside of our control and any one of these factors could result in, among other things, increased costs and decreases in the amount of expected revenues, which could materially adversely impact our business, financial condition, and results of operations. In addition, even if we are able to successfully integrate acquired businesses, the full benefits, including the synergies, cost savings, revenue growth, or other benefits that are expected, may not be achieved within the anticipated time frame, or at all. All of these factors could decrease or delay the expected accretive effect of the acquisitions, and negatively impact our business, operating results, and financial condition.

We may fail to realize the anticipated benefits of our acquisition of Spectrum Semiconductor Materials Inc. On December 15, 2021, we acquired Spectrum Semiconductor Materials Inc. (“SSM”), a distributor of packages and lids for IC assembly. The principal benefits expected to result from our acquisition of SSM will not be fully achieved unless we are able to successfully integrate SSM’s operations with our current business operations and realize the anticipated synergies, cost savings and growth opportunities from such integration. Challenges we may face in this regard include, but are not limited to:

•	difficulties in integrating acquired operations or products, including the loss of key employees from, or customers of Spectrum;

•	diversion of management’s attention from our existing businesses;

•	adverse effects on existing business relationships with suppliers and customers;

•	adverse impacts of margin and product cost structures different from those of our current mix of business; and

•	difficulty conforming standards, controls, procedures, accounting and other policies, business cultures and compensation structures between the two companies.

Many of these factors are outside of our control and any one of these factors could result in, among other things, increased costs and decreases in the amount of expected revenues, which could materially adversely impact our business, financial condition and results of operations. In addition, even if we are able to successfully integrate Spectrum, the full benefits, including the synergies, cost savings, revenue growth or other benefits that are expected, may not be achieved. All of these factors could decrease or delay the expected accretive effect of the acquisition, and negatively impact our business, operating results and financial condition.

Our revenue and operating results can fluctuate from period to period. We derive revenue primarily from customer purchase orders rather than long-term purchase commitments. Our revenue from period to period can significantly fluctuate for a variety of reasons, including, without limitation, our supply chain as well as receipt of customer orders being negatively affected by the COVID-19 pandemic. Such fluctuations may have a material adverse impact on our results of operations.

Risks Relating to our Common Stock and our Listed Warrants

The price of our common stock could be volatile and could decline at a time when you want to sell your holdings. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

•	quarterly variations in our results of operations or those of our competitors;

•	delays in end-user deployments of products;

•	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	intellectual property infringements;

•	our ability to develop and market new and enhanced products on a timely basis;

•	commencement of, or our involvement in, litigation;

•	major changes in our Board of Directors or management, including the departure of Mr. Maqbool;

•	changes in governmental regulations;

•	changes in earnings estimates or recommendations by securities analysts;

•	the impact of the COVID-19 pandemic on capital markets;

•	the impact of the political instability, changes in international trade relationships and conflicts, such as the conflict between Russia and Ukraine;

•	our failure to generate material revenues;

•	our public disclosure of the terms of any financing which we may consummate in the future;

•	any acquisitions we may consummate;

•	announcements by us or our competitors of significant contracts, new services, acquisitions, commercial relationships, joint ventures or capital commitments;

•	cancellation of key contracts;

•	short selling activities;

•	changes in market valuations of similar companies; and

•	general economic conditions and slow or negative growth of end markets.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time-to-time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies, such as the uncertainty associated with the COVID-19 pandemic and the rapidly developing conflict in Ukraine. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

Future sales or perceived sales of our common stock could depress our stock price. If holders of our currently outstanding shares of common stock were to attempt to sell a substantial amount of their holdings at once, the market price of our common stock could decline. Moreover, the perceived risk of this potential dilution could cause shareholders to attempt to sell their shares and investors to short the common stock, a practice in which an investor sells shares that he or she does not own at prevailing market prices, hoping to purchase shares later at a lower price to cover the sale. As each of these events would cause the number of shares of our common stock being offered for sale to increase, our common stock market price would likely further decline. All of these events could combine to make it very difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Our common stock may be affected by limited trading volume and price fluctuations, which could adversely impact the value of our common stock. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.

Provisions in our articles of incorporation and bylaws could discourage a change in control, or an acquisition of us by a third party, even if the acquisition would be favorable to you, thereby adversely affecting existing shareholders. Our articles of incorporation and bylaws contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our Company, even when these attempts may be in the best interests of our shareholders. For example, our articles of incorporation authorize our Board of Directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices. These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

The ability of Fawad Maqbool, our Chairman, to sell his stake in us and speculation about any such sale may adversely affect the market price of our common stock. Mr. Maqbool owns a significant number of our shares of outstanding common stock, and he may sell any or all of his shares at any time without approval by other shareholders. Speculation by the press, stock analysts, our shareholders or others regarding the intention of Mr. Maqbool to dispose of his shares could adversely affect the market price of our common stock. Moreover, the market price of our common stock may be adversely impacted by the fact that the public float of our common stock is relatively small.

Because Fawad Maqbool, our Chairman controls a significant number of shares of our voting capital stock, he has the ability to influence actions requiring stockholder approval. As of the date of this report, Fawad Maqbool, our Chairman, President Chief Executive Officer, held 28.61% of our outstanding shares of common stock. As a result, Mr. Maqbool has the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, Mr. Maqbool has the ability to influence the management and affairs of our company. Accordingly, any investors who purchase shares will likely be minority shareholders and as such will have little to no say in the direction of us and the election of directors. Additionally, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Because we do not intend to pay cash dividends on our shares of common stock, any returns will be limited to the value of our shares. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the increase, if any, of our share price that stockholders may be able to realize if they sell their shares.

There can be no assurance that we will be able to comply with the continued listing standards of the Nasdaq Capital Market, a failure which could result in the de-listing of our common stock. The Nasdaq Capital Market requires that the trading price of its listed stocks remain above one dollar in order for the stock to remain listed. If a listed stock trades below one dollar for more than 30 consecutive trading days, then it is subject to delisting from the Nasdaq Capital Market. In addition, to maintain a listing on the Nasdaq Capital Market, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity and certain corporate governance requirements. If we are unable to satisfy these requirements or standards, we could be subject to delisting, which would have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with the listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the minimum bid price requirement or prevent future non-compliance with the listing requirements.

The Listed Warrants are speculative in nature. The Listed Warrants do not confer any rights of common stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of our common stock at a fixed price for a limited period of time. Specifically, commencing on the date of issuance, holders of the Listed Warrants may exercise their right to acquire the common stock and pay an exercise price of $7.00 per share, prior to five years from the date of issuance, after which date any unexercised Listed Warrants will expire and have no further value. In addition, there can be no assurance that an active trading market for the Listed Warrants will develop.

Holders of the Listed Warrants will have no rights as a common stockholder until they acquire our common stock. Until holders of the Listed Warrants acquire shares of our common stock upon exercise of the Listed Warrants, the holders will have no rights with respect to shares of our common stock issuable upon exercise of the Listed Warrants. Upon exercise of the Listed Warrants, the holder will be entitled to exercise the rights of a common stockholder as to the security exercised only as to matters for which the record date occurs after the exercise.

Provisions of the Listed Warrants could discourage an acquisition of us by a third party. Certain provisions of the Listed Warrants could make it more difficult or expensive for a third party to acquire us. The Listed Warrants prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the Listed Warrants. These and other provisions of the Listed Warrants offered by this prospectus could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to you.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. PROPERTIES

Our principal executive office is located at 620 Johnson Avenue, Bohemia, NY 11716. The property at this location is leased by the Company at monthly rental expense of $4,167 for a term of five years ending January 31, 2021. The annual basic rent shall be increased by 3.75% in each successive lease year. Our wholly owned subsidiary, AmpliTech, Inc., also operates out of our principal executive office. On January 13, 2021, the landlord and the Company agreed that the lease term shall be extended on a month-by month basis, commencing February 1, 2021. This property is used for administrative offices and for manufacturing.

On October 15, 2021, the Company entered a new lease for a 20,000 square foot facility at 155 Plant Avenue, Hauppauge, NY, 11788 for a term of seven years and two months. The yearly base rent of $346,242 shall increase at a rate of 2.75% per year to begin on the first anniversary of the lease commencement date and each year thereafter. The first two months of basic rent were abated following the commencement lease date. In the event the landlord decides to sell the property, the Company shall have the right of first offer to purchase subject property. Upon lease execution, the Company paid two months of base rent as a security deposit and one month’s rent, altogether totaling $86,560. Rental payments will not commence until the landlord completes the leasehold incentives as agreed upon in the lease agreement. The Company expects to be fully operational at the new manufacturing and headquarters facility in April 2022.

On September 15, 2019, the Company entered a five- year lease on property located at 120 Raynor Avenue, Ronkonkoma, NY with an option to buy the property during the first two years of the lease for $1.2 mm and then at fair market value for the remainder of the lease term. As of December 31, the option to buy the property had expired and was not exercised. The lease commenced with a monthly rental expense of $7,500, with annual rent increases by 3% in each successive lease year beginning on January 1, 2021. This property is used for manufacturing and engineering facilities.

On December 15, 2021, the Company assumed the SSM lease agreement for office and warehouse space in San Jose, CA, with the same lease terms and conditions as previously stipulated in the lease agreement prior to the lease assumption. The lease term will expire on January 31, 2025, with a monthly base rent of $24,234 for the first 12 months and increase by approximately 3% every year.

As of December 31, 2021, all of the facilities described above were in good operating condition, well maintained and in regular use. We believe that our existing facilities are sufficient to meet our operational needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which we are a party or of which any of our property is the subject. From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigations are subject to inherent uncertainties and an adverse result in these, or other matters may arise from time to time and harm our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Up through February 16, 2021, our common stock traded on the over-the-counter market and was quoted on the OTCQB market under the symbol “AMPG”. Our common stock and warrants have been approved for listing on the NASDAQ Capital Market, or NASDAQ, under the symbols “AMPG” and “AMPGW”, respectively, and commenced trading on the NASDAQ on February 17, 2021.  All shares amounts have been retroactively re-stated to reflect the reverse split.

Holders

As of March 28, 2022, there were 42 holders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

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

ITEM 6. [RESERVED]

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

Business Overview

AmpliTech Group Inc. (“AMPG,” “AmpliTech” or the “Company”), incorporated in 2010 in the state of Nevada, is the parent company of AmpliTech, Inc., and the Company’s divisions Specialty Microwave, Spectrum Semiconductor Materials, and AmpliTech Group MMIC Design Center (“AGMDC”).

AmpliTech Inc. designs, engineers and assembles micro-wave component-based amplifiers that meet individual customer specifications. Our products consist of RF amplifiers and related subsystems, operating at multiple frequencies from 50kHz to 44GHz, including low noise amplifiers (“LNA”), medium power amplifiers, cryogenic amplifiers, and custom assembly designs for the global satellite communications, telecom (5G & IoT), space, defense, and quantum computing markets. We also offer non-recurring engineering services on a project-by-project basis, for a predetermined fixed contractual amount, or on a time plus material basis. We have both domestic and international customers in such industries as aerospace, governmental, defense and commercial satellite.

Specialty Microwave designs and manufactures state-of- the-art precision SATCOM microwave components, RF subsystems and specialized electronic assemblies for the military and commercial markets, flexible and rugged waveguides, wave guide adapters and more.

AGMDC designs, develops and manufactures state-of-the-art signal processing components for satellite and 5G communications networks, defense, space and other commercial applications, allowing the Company to market its products to wider base of customers requiring high technology in smaller packages.

On November 19, 2021, AMPG entered into an Asset Purchase Agreement with Spectrum Semiconductor Materials Inc. (“SSM”), a globally authorized distributor of integrated circuit (IC) packaging and lids for semiconductor device assembly, prototyping, testing, and production requirements founded in 1990 and headquarter in San Jose, CA, pursuant to which AMPG acquired substantially all of the assets of the Company (the Acquisition). The Acquisition was completed on December 15, 2021.

In 2021, the Company opened a monolithic microwave integrated circuits (“MMIC”) chip design center in Texas and has started to implement several of its proprietary amplifier designs into MMIC components. MMICs are semiconductor chips used in high-frequency communications applications. MMICs are widely desired for power amplification solutions to service emerging technologies, such as phased array antennas and quantum computing. MMICs carry a smaller footprint enabling them to be incorporated into a broader array of systems while reducing costs.

The global health crisis caused by the novel coronavirus COVID-19 pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, variants of COVID-19, including Delta and Omicron, continue to emerge, the impact of which cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of the COVID-19 vaccines against COVID-19 variants along with the response by governmental bodies and regulators. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business. Many countries around the world have continued to impose quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. Accordingly, our ability to continue to operate our business may also be limited. Such events may result in a period of business, supply and manufacturing disruptions, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. We continue to monitor the impacts of COVID-19 on the global economy and on our business operations. Although we expect the vaccinations for COVID-19 will continue to improve conditions, the ultimate impact from COVID-19 on our business operations and financial results will depend on, among other things, the ultimate severity and scope of the pandemic, including the new variants of the virus, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, the rate at which historically large increases in unemployment rates will decrease, if at all, and whether, and the speed with which, the economy recovers. We are not able to fully quantify the impact that these factors will have on our business, but developments related to COVID-19 may impact our ability to meet customer demand and thus materially affect financial condition and results of operations in future periods.

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

As of December 31, 2021, 210,700 warrants were exercised at an exercise price of $7.00 and 210,700 shares of common stock were issued. Gross proceeds received were $1,474,900.

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

On December 15, 2021, 188,442 unregistered shares of AmpliTech common stock were issued as part of the Spectrum Semiconductor Materials acquisition for $665,200.

Results of Operations

As of December 31, 2021, the Company had a working capital of $20,467,429 and an Accumulated Deficit of $6,627,177. The Company recorded a net loss of $4,758,805 and $1,025,559 for the years ended December 31, 2021 and December 31, 2020, respectively.

For Years Ended December 31, 2021 and December 31, 2020

Revenues

Sales increased from $3,458,081 for the year ended December 31, 2020 to $5,275,434 for the year ended December 31, 2021, an increase of $1,817,353 or approximately 52.55%. Custom amplifier and microwave component sales has remained relatively the same year to year, primarily due to the lower sales volume experienced in the first quarter of 2021 as a result of the COVID-19 pandemic and worldwide freight issues causing disruption to the supply chain. In December of 2021, we acquired Spectrum Semiconductor Materials, resulting in an increase of sales of $1,885,543.

Cost of Goods Sold and Gross Profit

Cost of Goods Sold increased to $3,982,797 in 2021 from $2,203,844 in 2020, an increase of $1,778,953 or approximately 80.72%. This increase is directly related to approximately $1,199,365 of additional expenses included in cost of goods sold as part of the acquisition of SSM and the increase of direct labor and parts. We hired personnel to help oversee production and help meet company growth objectives.  Costs of goods sold for SSM include cost of product sold, cost associated with packaging and assembly, shipping, cost of personnel, quality assurance and write downs of inventories. As a result, the gross profit was $1,292,637 for 2021 compared to $1,254,237 for 2020, an increase of $38,400 or 3.06%. Gross profit as a percentage of sales decreased to 24.50% from 36.27% as a result of higher overhead expenses, direct labor and component costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $4,564,658 in 2021 from $2,108,230 in 2020, an increase of $2,456,428, or approximately 116.52%. The Company experienced an increase in parent company expenses, such as officers’ salaries, consulting fees, accounting fees, legal fees, stock compensation, IR/PR, D&O insurance, key man life insurance and regulatory fees for up-listing to NASDAQ. Nonrecurring expenses related to the up-list and private placement was approximately $370,000. The Company also hired a director of business development to promote and expand existing and new product lines. With the acquisition of Spectrum, payroll, employee benefits, insurance and facility costs have increased as well as other general and administrative costs due to the integration of both companies. Nonrecurring expenses related to the Spectrum acquisition was approximately $350,000.

Research and Development Expenses

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include consultants, outside service, and supplies.

The Company has begun its research and development into the next generation of 5G/6G subsystems for cellular and satellite communications. The Company is in the process of designing and developing antennas and subsystems that will be an integral part of the GPS and 5G infrastructure. These subsystems will enable high-speed, high capacity 5G/6G networks that will be installed into infrastructure for retrofitting and improving connectivity for cellphones, satellites and many other everyday applications. This new product line is expected to be released to market during fiscal year 2022.

In 2021, the Company opened AGMDC, a MMIC chip design center in Texas and has started to implement several of its proprietary amplifier designs into MMIC components. MMICs, or monolithic microwave integrated circuits, are semiconductor chips used in high-frequency communications applications. MMIC’s are widely desired for power amplification solutions to service emerging technologies such as phased array antennas and quantum computing. MMIC’s carry a smaller footprint enabling them to be incorporated into a broader array of systems while reducing costs by eliminating connectors and skilled labor. AGMDC is expected to start contributing to revenue during 2022.

Research and development costs for the years ended December 31, 2021 and 2020 were $1,833,399 and $61,953, respectively.

Loss From Operations

As a result of the above, the Company has a loss from operations of $5,105,420 and $915,946 for the year ended December 31, 2021 and 2020, respectively.

Other Income (Expenses)

Interest expense decreased from $109,613 to $42,806, or 60.95%, when comparing the year ended December 31, 2021 to the year ended December 31, 2020. The decrease was primarily due to the repayment of debt.

On April 20, 2021, the SBA approved the forgiveness of the Company’s PPP loan of $232,200.

The Company recorded $201,215 for the Employee Retention Credit as other income as well $53,868 of dividend income.

Realized loss on investments reflects realized loss of $181,063 netted against realized gains of $83,201.

Net Income

The Company reported a net loss of $4,758,805 and $1,025,559 in 2021 and 2020, respectively.

Liquidity and Capital Resources

Operating Activities

The net cash used in operating activities for the year ended December 31, 2021 was $2,199,013 resulting primarily from net loss and the operating changes in accounts receivable and other receivable, prepaid expenses, security deposits and the operating lease liability.

The net cash used in operating activities for the year ended December 31, 2020 was $521,485 resulting primarily from net loss and the operating changes in prepaid expenses, accounts payable as well as customer deposits and the operating lease liability.

Investing Activities

The net cash used in investing activities for the year ended December 31, 2021 was $10,608,806.

The Company paid cash for the acquisition of Spectrum Semiconductor Materials, invested $250,000 in SN2N, purchased equipment and sold marketable securities.

The net cash used in investing activities for the year ended December 31, 2020 was $71,619 for the purchase of equipment.

Financing Activities

The net cash provided by financing activities for the year ended December 31, 2021 was $30,627,157, a result of proceeds received from the private placement, public offering and exercise of warrants, offset by the repayment of the line of credit, finance lease and notes payable.

The net cash provided by financing activities for the year ended December 31, 2020 was $217,928, a result of proceeds received from the PPP loan and line of credit, offset by the repayment of the line of credit and notes payable.

We have historically financed our operations by the issuance of debt from third party lenders, equity offerings, notes issued to various private individuals and personal funds advanced from time to time by our largest shareholder, who is also the President and Chief Executive Officer of the Company.

As of December 31, 2021, we had cash and cash equivalents of $18,018,874, a working capital of $20,467,429 and an accumulated deficit of $6,627,177.

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

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of December 31, 2021, the Company’s cash and cash equivalents were deposited in four financial institutions.

Accounts Receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing.

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change in the future. An allowance of $39,380 and $125,400 has been recorded at December 31, 2021 and 2020, respectively.

Employee Retention Credit

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided an employee retention credit which was a refundable tax credit against certain employment taxes. New legislation amended the employee retention credit to be equal to 70% of qualified wages paid to employees after December 31, 2020, and before January 1, 2022. During calendar year 2021, a maximum of $10,000 in qualified wages for each employee per qualifying calendar quarter may be counted in determining the 70% credit. Therefore, the maximum tax credit that can be claimed by an eligible employer is $7,000 per employee per qualifying calendar quarter of 2021. The Company qualifies for the employee retention credit for quarters that experience a significant decline in gross receipts, defined as quarterly gross receipts that are less than 80 percent of its gross receipts for the same calendar quarter in 2019. The Company qualified for the credit beginning on January 1, 2021 and received credits for qualified wages through June 30, 2021. During the year ended December 31, 2021, the Company recorded an employee retention credit totaling $201,215.

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

As of December 31, 2021 and 2020, the reserve for inventory obsolescence was $1,031,986 and $70,000, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Property and equipment are depreciated as follows:

Description	Useful Life	Method
Office equipment	7 years	Straight-line
Machinery and equipment	5 to 10 years	Straight-line
Computer equipment and software	1 to 7 years	Straight-line
Vehicles	5 years	Straight-line

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

Investment Policy-Cost Method

Investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not control or have the ability to exercise significant influence over operating and financial policies. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, adjusted for observable price changes of similar investments of the same issuer. Fair value is not estimated for these investments if there are no identified events or changes in circumstances that may have an effect on the fair value of the investment. Under this method, the Company’s share of the earnings or losses of such investee companies is not included in the consolidated balance sheet or consolidated statements of operations. The Company held $250,000 of investments without readily determinable fair values at December 31, 2021 (see Note 8). These investments are included in other assets on the consolidated balance sheets. There were no indicators of impairment during the year ended December 31, 2021.

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

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of December 31, 2021 contained a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, rebates, discounts, and other adjustments. The estimates of variable consideration are based on historical payment experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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

The Company has begun its research and development into the next generation of 5G/6G subsystems for cellular and satellite communications. The Company is in the process of designing and developing antennas and subsystems that will be an integral part of the GPS and 5G infrastructure. These subsystems will enable high-speed, high capacity 5G/6G networks that will be installed into infrastructure for retrofitting and improving connectivity for cellphones, satellites and many other everyday applications. This new product line is expected to be released to market during fiscal year 2022.

In 2021, the Company opened AGMDC, a MMIC chip design center in Texas and has started to implement several of its proprietary amplifier designs into MMIC components. MMICs, or monolithic microwave integrated circuits, are semiconductor chips used in high-frequency communications applications. MMIC’s are widely desired for power amplification solutions to service emerging technologies such as phased array antennas and quantum computing. MMIC’s carry a smaller footprint enabling them to be incorporated into a broader array of systems while reducing costs by eliminating connectors and skilled labor.  AGMDC is expected to start contributing to revenue during 2022.

Research and development costs for the years ended December 31, 2021 and 2020 were $1,833,399 and $61,953, respectively.  For financial reporting purposes, research and development costs of $61,953 was reclassed from selling and administrative expense for the year ended December 31, 2020.

Income Taxes

The Company’s deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary, to reduce deferred tax assets to the amount expected to be realized. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2021 and 2020, the Company had no material unrecognized tax benefits.

Earnings Per Share

Basic earnings per share (“EPS”) are determined by dividing the net earnings by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. As of December 31, 2021 and 2020, there were 3,818,142 and 2,005,000, respectively, potentially dilutive shares that need to be considered as common share equivalents.

Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined in the following three categories:

Level 1: Unadjusted quoted prices that are available in active markets for identical assets or liabilities at the measurement date.

Level 2: Significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly.

Level 3: Significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment.

Cash and cash equivalents, receivables, inventory, prepaid expenses, accounts payable, accrued expenses, and customer deposits approximate fair value, due to their short-term nature. The carrying value of notes payable and short and long-term debt also approximates fair value since these instruments bear market rates of interest.

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to long-lived assets, intangible assets, and goodwill, which are remeasured when the derived fair value is below carrying value in the consolidated balance sheets.

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

Concentration of Credit Risk

Financial instruments that potentially subject the company to concentration of credit risk consist primarily of cash and accounts receivable.

Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2021 and 2020, the Company had $17,018,874 and $0 in excess of the FDIC insured limit, respectively.

The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Therefore, management does not believe significant credit risks exist at December 31, 2021. Sales to the Company’s two largest customers represented approximately 25.98% and 10.60% of total sales for the year ended December 31, 2021.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2019. This pronouncement was amended under ASU 2019-10 to allow an extension on the adoption date for entities that qualify as a small reporting company. The Company has elected this extension and the effective date for the Company to adopt this standard will be for fiscal years beginning after December 15, 2022. The Company has not completed its assessment of the standard but does not expect the adoption to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018 modifies the disclosure requirements of Accounting Standards Codification ASC 820 with certain removals, modifications, and additions. Eliminated disclosures that may affect the Company include (1) transfers between level 1 and level 2 of the fair value hierarchy, and (2) policies related to valuation processes and the timing of transfers between levels of the fair value hierarchy. Modified disclosures that may affect the Company include (1) a requirement to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse if the entity has communicated the timing publicly for investments in certain entities that calculate net asset value, and (2) clarification that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. Additional disclosures that may affect the Company include (1) disclosure of changes in unrealized gains and losses for the period included in other comprehensive income for recurring level 3 fair value measurements held at the end of the reporting period, and (2) disclosure of the range and weighted average of significant unobservable inputs used to develop level 3 fair value measurements. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures upon issuance of the ASU and delay adoption of the additional disclosures until the effective date. We adopted ASU 2018-03 as of January 1, 2021. Our adoption did not have a material impact on our consolidated financial statements.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU amends ASC 805 to require acquiring entities to apply ASC 606 to recognize and measure contract assets and contract liabilities in business combinations. The ASU is effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has not completed its assessment of the standard but does not expect the adoption to have a material impact on our consolidated financial statements.

We do not expect the adoption of these or other recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow.

Off Balance Sheet Transactions

As of December 31, 2021, we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Amplitech Group, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amplitech Group, Inc. (“the Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Goodwill Impairment Assessment

Critical Audit Matter Description

As described in note 2 to the consolidated financial statements, the Company tests goodwill for impairment annually at the reporting unit level, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Reporting units are tested for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and carrying amount, not to exceed the associated carrying amount of goodwill. The Company’s annual impairment test occurred on December 31, 2021.  The goodwill associated with the Specialty Microwave Reporting Unit was approximately $120,000. The Company utilized a third-party valuation specialist to assist in the preparation of the goodwill impairment test for this reporting unit.  The Company primarily used a discounted cash flow income method, a guideline public company market methods, and a comparable transaction market method to estimate the fair value of the reporting unit.

How the Critical Audit Matter was Addressed in the Audit

We identified the evaluation of the impairment analysis for goodwill as a critical audit matter because of the significant estimates and assumptions management used in the discounted cash flow analysis performed by management to determine fair value of the reporting unit and the guideline company assumptions used in the other valuation models. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Our audit procedures related to the following:

•	Testing management’s processes for estimating the fair value of the reporting unit.

•	Evaluating the appropriateness of the discounted cash flow model utilized by the Company.

•	Testing the completeness and accuracy of underlying data used in such discounted cash flow model.

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

•

In relation to the comparable transaction and guideline company approach, evaluating: (1) the reasonableness of the comparable companies and comparable transactions used; (2) the appropriateness of the market multiple used (enterprise value / revenue); and (3) the reasonableness of the market multiple values applied, including testing the accuracy and completeness of the underlying data utilized.

In addition, professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the discounted cash flow model, discount rate assumptions and market method approaches.

Long-Lived Asset Impairment Assessment

Critical Audit Matter Description

As described in note 2 to the consolidated financial statements, the Company performs impairment testing for its long-lived assets when events or changes in circumstances indicate that its carrying amount may not be recoverable and exceeds its fair value.  Due to challenging industry and economic conditions, the Company tested its long-lived group that comprises the Specialty Microwave division during the year, specifically at December 31, 2021.  This long-lived asset group included approximately $591,000 in amortizable intangible assets.  The Company’s evaluation of the recoverability of this long-lived asset group involved comparing the undiscounted future cash flows expected to be generated by this long-lived asset group to its respective carrying amount. The Company’s recoverability analysis requires management to make significant estimates and assumptions related to forecasted sales growth rates and cash flows over the remaining useful life of the long-lived asset group.

We identified the evaluation of the impairment analysis for long-lived assets as a critical audit matter because of the significant estimates and assumptions management used in the related cash flow analysis. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

•	Testing management’s process for developing the test for recoverability.

•	Evaluating the appropriateness of the cash flow model used by management.

•	Testing the completeness and accuracy of underlying data used in the cash flow model.

•

Evaluating the significant assumptions used by management related to revenues, EBITDA, and future capital asset and working capital needs to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

•	Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the discounted cash flow model and discount rate assumptions.

Business Combinations

Description of the Critical Audit Matter

As described in note 4 to the consolidated financial statements, the Company completed an acquisition wherein the Company acquired certain net assets from one entity for total consideration of $11,488,314. The acquisition was accounted for as a business combination using the acquisition method of accounting which requires the determination of the fair value of the consideration transferred, assets acquired, and liabilities assumed.  The Company determined that consideration transferred included contingent consideration of approximately $1.4 million which was valued using a probabilistic weighted approach.  The Company determined it acquired intangible assets (customer relationships and tradename) with a fair value of approximately $2.7 million and recorded goodwill of approximately $4.7 million.  The trade name was valued using the relief-from-royalty method, and the customer relationships was valued using the multi-period excess earnings model.

The recognition, measurement and disclosure of the Company’s business combination was considered especially challenging and required significant auditor judgment due to the complex determination by management of the appropriate models to be deployed and their related assumptions, such as discount rates, revenue growth rates, and projected profit margins and expected probabilities of key outcomes.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

•	Testing management’s process for developing the respective fair value estimates for contingent consideration and intangible assets.

•	Evaluating the appropriateness of the valuation models used by management.

•	Testing the completeness and accuracy of underlying data used in the fair value estimates.

•

Evaluating the significant assumptions used by management related to probabilities of occurrence, sales growth, discount rates, royalty rates, cost of goods and operating overhead to discern whether such assumptions are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

•	Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the discounted cash flow model and discount rate assumptions.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2013

Draper, UT

March 31, 2022

AmpliTech Group, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
Assets	2021	2020
Current Assets
Cash and cash equivalents	$18,018,874	$199,536
Accounts receivable, net	1,659,878	357,055
Other Receivable	201,215	-
Inventories, net	4,192,812	517,338
Prepaid expenses	210,028	322,124
Total Current Assets	24,282,807	1,396,053

Property and equipment, net	1,355,288	289,251
Right of use operating lease assets	1,115,588	347,156
Intangible assets, net	3,284,082	632,209
Goodwill	4,817,019	120,136
Investment	250,000	-
Security deposits	122,404	26,707

Total Assets	$35,227,188	$2,811,512

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	3,006,334	$113,541
Customer deposits	253,909	15,300
Current portion of financing lease	33,688	32,084
Current portion of operating lease	391,571	87,930
Current portion of notes payable	129,876	205,592
Line of credit	-	200,000
Total Current Liabilities	3,815,378	654,447

Long Term Liabilities
Financing lease, net of current portion	17,471	51,159
Operating lease, net of current portion	795,317	267,050
Notes payable, net of current portion	200,491	1,398,574
Revenue earnout	1,365,038	-
Total Liabilities	6,193,695	2,371,230

Commitments and Contingencies	-	-

Stockholders' Equity
Series A convertible preferred stock, par value $0.001, 1,000,000 shares authorized, 0 issued and outstanding	-	-
Common Stock, par value $0.001, 500,000,000 shares authorized, 9,582,113 and 4,839,448 shares issued and outstanding, respectively	9,582	4,839
Additional paid-in capital	35,651,088	2,303,815
Accumulated deficit	(6,627,177)	(1,868,372)

Total Stockholders' Equity	29,033,493	440,282

Total Liabilities and Stockholders' Equity	$35,227,188	$2,811,512

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.

Consolidated Statements of Operations

For The Years Ended December 31, 2021 and 2020

	2021	2020

Revenue	$5,275,434	$3,458,081

Cost of goods sold	3,982,797	2,203,844

Gross Profit	1,292,637	1,254,237

Selling, general and administrative expense
Selling and administrative	4,564,658	2,108,230
Research and development	1,833,399	61,953
	6,398,057	2,170,183

Loss From Operations	(5,105,420)	(915,946)

Other Income (Expenses)
Gain on extinguishment of debt	232,200	-
Other income	255,083	-
Realized loss on investments	(97,862)	-
Interest expense, net	(42,806)	(109,613)
Total other income(expense)	346,615	(109,613)

Loss Before Income Taxes	(4,758,805)	(1,025,559)

Provision For Income Taxes	-	-

Net Loss	$(4,758,805)	$(1,025,559)

Net Loss Per Share;
Basic	$(0.53)	$(0.37)
Diluted	$(0.53)	$(0.37)

Weighted Average Shares Outstanding;
Basic	8,900,824	2,782,303
Diluted	8,900,824	2,782,303

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2021 and 2020

	Series A Convertible Preferred		Common Stock		Common	Additional		Total
	Number of	Par	Number of	Par	Stock	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Payable	Capital	Deficit	Equity

Balance, December 31, 2019	1,000	$1	2,454,316	$2,455	$24,480	$1,909,550	$(842,813)	$1,093,673

Common stock issued for common stock subscription payable	-	-	22,500	22	(24,480)	24,458	-	-

Common stock issued for prepaid consulting	-	-	225,000	225	-	234,775	-	235,000

Exercise of warrants into Preferred A shares	400,000	400	-	-	-	7,840	-	8,240

Conversion of Series A Preferred Stock into common stock	(401,000)	(401)	2,005,000	2,005	-	(1,604)	-	-

Stock based compensation	-	-	30,000	30	-	128,898	-	128,928

Common stock issued upon exercise of warrants	-	-	102,632	102	-	(102)	-	-

Net loss for the year ended December 31, 2020	-	-	-	-	-	-	(1,025,559)	(1,025,559)

Balance, December 31, 2020	-	$-	4,839,448	$4,839	$-	$2,303,815	$(1,868,372)	$440,282

Common stock issued in private placement	-	-	2,715,000	2,715	-	20,973,629	-	20,976,344

Common stock issued in public offering	-	-	1,577,142	1,578	-	9,448,019	-	9,449,597

Additional shares issued in connection to reverse split due to rounding	-	-	1,381	1	-	(1)	-	-

Common stock issued upon exercise of warrants	-	-	210,700	211	-	1,474,688	-	1,474,899

Stock based compensation	-	-	-	-	-	731,976	-	731,976

Common stock issued for consulting	-	-	50,000	50	-	53,950	-	54,000

Common stock issued for acquisition	-	-	188,442	188	-	665,012	-	665,200

Net loss for the year ended December 31, 2021	-	-	-	-	-	-	$(4,758,805)	(4,758,805)

Balance, December 31, 2021	-	$-	9,582,113	9,582	$-	35,651,088	(6,627,177)	29,033,493

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2021 and 2020

	December 31,	December 31,
Cash Flows from Operating Activities:	2021	2020

Net Loss	$(4,758,805)	(1,025,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	146,620	91,837
Amortization of prepaid consulting	162,001	67,235
Amortization of right-of-use operating lease asset	90,076	135,075
Stock based compensation	785,976	128,928
Gain on forgiveness of debt	(232,200)	-
Loss on disposal of vehicle	7,188	-
Realized gain on investments	97,862	-
Changes in Operating Assets and Liabilities:
Accounts receivable	(60,545)	262,140
Other receivable	(201,215)	-
Inventories	500,715	40,372
Prepaid expenses	(33,682)	(30,150)
Security deposits	(65,739)	1,114
Accounts payable and accrued expenses	1,260,886	(40,966)
Operating lease liability	(87,930)	(131,131)
Customer deposits	189,779	(20,380)
Net cash used in operating activities	(2,199,013)	(521,485)

Cash Flows from Investing Activities:
Purchase of equipment	(1,063,676)	(71,619)
Cash paid in acquisition, net of cash acquired	(9,197,328)	-
Investment	(250,000)	-
Sale of marketable securities	(97,802)	-
Net cash used in investing activities	(10,608,806)	(71,619)

Cash Flows from Financing Activities:
Proceeds received from private placement, net of expenses	20,976,344	-
Proceeds received from public offering, net of expenses	9,449,597	-
Proceeds received from exercise of warrants	1,474,899	8,240
Proceeds (Repayment) of line of credit, net	(200,000)	200,000
Repayments on financing lease	(32,084)	(30,689)
Proceeds from notes payable	-	232,200
Repayment of notes payable	(1,041,599)	(191,823)
Net cash provided by financing activities	30,627,157	217,928

Net change in cash and cash equivalents	17,819,338	(375,176)

Cash and Cash Equivalents, Beginning of Period	199,536	574,712

Cash and Cash Equivalents, End of Period	$18,018,874	199,536

Supplemental disclosures:
Cash paid for interest expense	$52,703	107,007
Cash paid for income taxes	$-	200

Non-Cash Investing and Financing Activities
Common stock issued for prepaid consulting	$54,000	235,000
Promissory note on equipment	$-	70,139
Finance agreement entered in exchange for prepaid assets	32,222	-
Equipment received for prepaid assets	$16,000	58,192
Common stock issued for common stock payable	$-	24,480
Cashless exercise of warrants	$-	103
Right of use asset in exchange for right of use liabilities	$-	$17,138
Right of use asset in exchange for right of use liabilities acquired in Spectrum acquisition	$858,508	$-
Intangible assets acquired in Spectrum acquisition	$7,389,798	-
Inventory acquired in Spectrum acquisition	$4,176,189	-
Property acquired in Spectrum acquisition	$99,188	-
Liabilities assumed in Spectrum acquisition	$3,013,553	-
Common stock issued in Spectrum acquisition	$665,200	-
Accounts receivable acquired in Spectrum acquisition	$1,242,278	-

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2021 and 2020

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

On February 17, 2021, AmpliTech Group Inc., common stock and warrants under the symbols “AMPG” and “AMPGW”, respectively, commenced trading on NASDAQ. A reverse split of the outstanding common stock at a 1-for-20 ratio became effective February 17, 2021 as of 12:01 a.m., Eastern Time.  In connection with the public offering, 1,371,428 units at an offering price of $7.00 per unit were sold. Each unit issued in the offering consisted of one share of common stock and one warrant.  All shares amounts have been retroactively re-stated to reflect the reverse split.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2021 and 2020

On November 19, 2021, AmpliTech Group, Inc.  entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Spectrum Semiconductor Materials Inc. (the “Seller” or “SSM”), pursuant to which AmpliTech would acquire substantially all of the assets of the Company (the “Acquisition”). The Acquisition was completed on December 15, 2021.

The aggregate purchase price for the acquisition was $10,250,000, subject to certain working capital and other adjustments of which $665,200 was paid by the issuance of 188,442 unregistered shares of AmpliTech common stock at the closing of the Acquisition. Pursuant to the Purchase Agreement, AmpliTech will file a resale registration statement on Form S-3 registering the Stock Proceeds for resale by Spectrum.

The Purchase Agreement contains representations, warranties, and covenants believed to be customary for a transaction of this nature, including covenants as to indemnification for breaches of certain representations, warranties and covenants, subject to certain exclusions and caps. Further, the completion of the Acquisition was subject to release of all liens and to the satisfaction of closing conditions, including the continued employment of certain Company employees.  (See Note 4.)

Spectrum Semiconductor Materials(“SSM”), located in the Silicon Valley (San Jose, CA), is a global authorized distributor of integrated circuit (“IC”) packaging and lids used semiconductor device assembly, prototyping, testing, and production requirements.

IC packaging is the case or enclosure that contains the semiconductor device to protect it from corrosion or physical damage; the IC packaging also supports the electrical contacts, which connect the semiconductor device to a circuit board. IC packaging often gets sealed with lids, which creates an airtight seal to prevent contaminants, particles, liquids, or gases from entering the packaging to ensure the proper operation of the device. The Company offers multiple IC packaging and lids product lines according to desired product specifications, device performance, dimensions, resistances, and tolerances.

Our IC packaging and lids products serve a global customer base in a wide range of end-market applications, including aerospace, defense, industrial, medical, wireless, communications, automotive, and other growing markets. The Company is ISO 9001:2015 and AS9120B certified for the Distribution of Semiconductor Materials for the Assembly Phase of Integrated Circuit Manufacturing, as well as in compliance with the Conflict Minerals Reporting Template (“CMRT”), the European Union’s Restriction of Hazardous Substances (“RoHS”) and Registration, Evaluation, Authorization, and Restriction of Chemicals (“REACH”) directives, as well as registered with the U.S. Government’s System for Award Management (“SAM”).

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2021 and 2020

The COVID-19 Pandemic

The global health crisis caused by the novel coronavirus COVID-19 pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, variants of COVID-19, including Delta and Omicron, continue to emerge, the impact of which cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of the COVID-19 vaccines against COVID-19 variants along with the response by governmental bodies and regulators. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business. Many countries around the world have continued to impose quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. Accordingly, our ability to continue to operate our business may also be limited. Such events may result in a period of business, supply and manufacturing disruptions, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. We continue to monitor the impacts of COVID-19 on the global economy and on our business operations. Although we expect the vaccinations for COVID-19 will continue to improve conditions, the ultimate impact from COVID-19 on our business operations and financial results will depend on, among other things, the ultimate severity and scope of the pandemic, including the new variants of the virus, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, the rate at which historically large increases in unemployment rates will decrease, if at all, and whether, and the speed with which, the economy recovers. We are not able to fully quantify the impact that these factors will have on our business, but developments related to COVID-19 may materially affect financial condition and results of operations in future periods.

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

For The Years Ended December 31, 2021 and 2020

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

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments and marketable securities that have original maturities of less than three months, when purchased, to be cash equivalents. As of December 31, 2021, the Company’s cash and cash equivalents were deposited in four financial institutions.

Accounts Receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing.

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change in the future. An allowance of $39,380 and $125,400 has been recorded at December 31, 2021 and 2020, respectively.

Employee Retention Credit

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided an employee retention credit which was a refundable tax credit against certain employment taxes.  New legislation amended the employee retention credit to be equal to 70% of qualified wages paid to employees after December 31, 2020, and before January 1, 2022. During calendar year 2021, a maximum of $10,000 in qualified wages for each employee per qualifying calendar quarter may be counted in determining the 70% credit. Therefore, the maximum tax credit that can be claimed by an eligible employer is $7,000 per employee per qualifying calendar quarter of 2021. The Company qualifies for the employee retention credit for quarters that experience a significant decline in gross receipts, defined as quarterly gross receipts that are less than 80 percent of its gross receipts for the same calendar quarter in 2019. The Company qualified for the credit beginning on January 1, 2021 and received credits for qualified wages through June 30, 2021. During the year ended December 31, 2021, the Company recorded an employee retention credit totaling $201,215.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2021 and 2020

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

As of December 31, 2021 and 2020, the reserve for inventory obsolescence was $1,031,986 and $70,000, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Property and equipment are depreciated as follows:

Description	Useful Life	Method
Office equipment	7 years	Straight-line
Machinery/shop equipment	5 to 10 years	Straight-line
Computer equipment/software	1 to 7 years	Straight-line
Vehicles	5 years	Straight-line

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

For The Years Ended December 31, 2021 and 2020

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

Investment Policy-Cost Method

Investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not control or have the ability to exercise significant influence over operating and financial policies. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, adjusted for observable price changes of similar investments of the same issuer. Fair value is not estimated for these investments if there are no identified events or changes in circumstances that may have an effect on the fair value of the investment. Under this method, the Company’s share of the earnings or losses of such investee companies is not included in the consolidated balance sheet or consolidated statements of operations. The Company held $250,000 of investments without readily determinable fair values at December 31, 2021 (see Note 9). These investments are included in investments on the consolidated balance sheets. There were no indicators of impairment during the year ended December 31, 2021.

Goodwill and Intangible Assets

Intangible assets include goodwill, trademarks, intellectual property and customer base acquired through the asset purchases of Specialty Microwave and Spectrum. The Company accounts for Other Intangible Assets under the guidance of ASC 350, “Intangibles-Goodwill and Other.”  Under the guidance, other intangible assets with definite lives are amortized over their estimated useful lives.  Intangible assets with indefinite lives are tested annually for impairment. Goodwill is not amortized.  We test goodwill balances for impairment annually at December 31 or whenever impairment indicators arise.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2021 and 2020

Leases

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

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of December 31, 2021 contained a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, rebates, discounts, and other adjustments. The estimates of variable consideration are based on historical payment experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2021 and 2020

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

Cost of sales includes the cost of the product sold, direct labor, outside service, quality assurance, packaging and assembly, shipping and write downs of inventory.

Research and Development

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include consultants, outside service, and supplies.

The Company has begun its research and development into the next generation of 5G/6G subsystems for cellular and satellite communications.  The Company is in the process of designing and developing antennas and subsystems that will be an integral part of the GPS and 5G infrastructure.  These subsystems will enable high-speed, high capacity 5G/6G networks that will be installed into infrastructure for retrofitting and improving connectivity for cellphones, satellites and many other everyday applications.

In 2021, the Company opened a MMIC chip design center in Texas and has started to implement several of its proprietary amplifier designs into MMIC components.  MMICs, or monolithic microwave integrated circuits, are semiconductor chips used in high-frequency communications applications. MMIC’s are widely desired for power amplification solutions to service emerging technologies such as phased array antennas and quantum computing.  MMIC’s carry a smaller footprint enabling them to be incorporated into a broader array of systems while reducing costs by eliminating connectors and skilled labor.

Research and development costs for the years ended December 31, 2021 and 2020 were $1,833,399 and $61,953, respectively.  For financial reporting purposes, research and development costs of $61,953 was reclassed from selling and administrative expense for the year ended December 31, 2020.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2021 and 2020

 Income Taxes

The Company’s deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary, to reduce deferred tax assets to the amount expected to be realized. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2021, the Company had no material unrecognized tax benefits.

Earnings Per Share

Basic earnings per share (“EPS”) are determined by dividing the net earnings by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. As of December 31, 2021 and 2020, there were 3,818,142 and 2,005,000, respectively, potentially dilutive shares that need to be considered as common share equivalents.

The computation of weighted average shares outstanding and the basic and diluted earnings per share consisted of the following:

	Net Loss	Shares	Per Share Amount

For the year ended December 31, 2020:
Basic EPS	$(1,025,559)	2,782,303	$(0.37)
Effect of dilutive stock options, warrants and series A shares
Diluted EPS	$(1,025,559)	2,782,303	$(0.37)
For the year ended December 31, 2021:
Basic EPS	$(4,758,808)	8,900,824	$(0.53)
Effect of dilutive stock options, warrants and series A shares
Diluted EPS	$(4,758,808)	8,900,824	$(0.53)

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2021 and 2020

Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The fair value hierarchy is defined in the following three categories:

Level 1: Unadjusted quoted prices that are available in active markets for identical assets or liabilities at the measurement date.

Level 2: Significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly.

Level 3: Significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment.

Cash and cash equivalents, receivables, inventory, prepaid expenses, accounts payable, accrued expenses, and customer deposits approximate fair value, due to their short-term nature. The carrying value of notes payable and short and long-term debt also approximates fair value since these instruments bear market rates of interest.

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to long-lived assets, intangible assets, and goodwill, which are remeasured when the derived fair value is below carrying value in the consolidated balance sheets.

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

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2021 and 2020

Concentration of Credit Risk

Financial instruments that potentially subject the company to concentration of credit risk consist primarily of cash and accounts receivable

Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At December 31, 2021 and 2020, the Company had $17,018,874 and $0 in excess of the FDIC insured limit, respectively.

The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Therefore, management does not believe significant credit risks exist at December 31, 2021. Sales to the Company’s two largest customers represented approximately 25.98% and 10.60% of total sales for the year ended December 31, 2021.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2019. This pronouncement was amended under ASU 2019-10 to allow an extension on the adoption date for entities that qualify as a small reporting company. The Company has elected this extension and the effective date for the Company to adopt this standard will be for fiscal years beginning after December 15, 2022. The Company has not completed its assessment of the standard but does not expect the adoption to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018 modifies the disclosure requirements of Accounting Standards Codification ASC 820 with certain removals, modifications, and additions. Eliminated disclosures that may affect the Company include (1) transfers between level 1 and level 2 of the fair value hierarchy, and (2) policies related to valuation processes and the timing of transfers between levels of the fair value hierarchy. Modified disclosures that may affect the Company include (1) a requirement to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse if the entity has communicated the timing publicly for investments in certain entities that calculate net asset value, and (2) clarification that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. Additional disclosures that may affect the Company include (1) disclosure of changes in unrealized gains and losses for the period included in other comprehensive income for recurring level 3 fair value measurements held at the end of the reporting period, and (2) disclosure of the range and weighted average of significant unobservable inputs used to develop level 3 fair value measurements. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures upon issuance of the ASU and delay adoption of the additional disclosures until the effective date. We adopted ASU 2018-03 as of January 1, 2021. Our adoption did not have a material impact on our consolidated financial statements.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2021 and 2020

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU amends ASC 805 to require acquiring entities to apply ASC 606 to recognize and measure contract assets and contract liabilities in business combinations. The ASU is effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has not completed its assessment of the standard but does not expect the adoption to have a material impact on our consolidated financial statements.

We do not expect the adoption of these or other recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2021 and 2020

(3) Revenues

The following table presents sales disaggregated based on geographic regions and for the years ended:

AmpliTech Inc.	December 31, 2021	December 31, 2020
Domestic sales	$2,865,872	$2,720,342
International sales	524,019	737,739
Total sales	$3,389,891	$3,458,081

Spectrum	December 31, 2021
Domestic sales	$153,349
International sales	1,732,192
Total sales	$1,885,543

(4) Acquisition of Spectrum Semiconductors Materials

On December 15, 2021, AmpliTech Group Inc. acquired Spectrum Semiconductor Materials (SSM), an “S”Corporation located in the Silicon Valley (San Jose, CA). Spectrum Semiconductor Materials (“SSM) is a global authorized distributor of integrated circuit (“IC”) packaging and lids for semiconductor device assembly, prototyping, testing, and production requirements.

The purchase is expected to deliver significant strategic top and bottom-line benefits while also building on AmpliTech’s technical and management expertise and distribution reach.

The purchase included all accounts receivables, accounts payable, inventory, orders, customers, property and equipment and intellectual property. The aggregate purchase price for the acquisition was $10,123,276, subject to certain working capital and other adjustments of which $665,200 was paid by the issuance of 188,442 unregistered shares of AmpliTech common stock at the closing of the Acquisition.

Simultaneously with the execution of the Purchase Agreement, $1,500,000 was deposited into escrow, comprising of a $750,000, “Purchase Price Adjustment Escrow Fund” and a $750,000, “Indemnification Escrow Fund.  The Purchase Price Adjustment Escrow Fund is available for the payment of any working capital adjustment owed by Seller to Buyer or Buyer to Seller pursuant to and in accordance with the Purchase Agreement.

The Indemnification Escrow Fund is available to satisfy any losses incurred or sustained by or imposed upon the Indemnified Parties pursuant to and in accordance with the Purchase Agreement. The escrow release date is March 31, 2023.

Within sixty (60) days after the Closing Date, AmpliTech prepared and delivered to Seller a statement setting forth its calculation of Closing Working Capital of the Business, according to the terms of the Purchase Agreement. The “Working Capital Adjustment” shall be an amount equal to the Closing Working Capital minus $3,296,427. If the Working Capital Adjustment is a positive number, Buyer shall pay to Seller an amount equal to the Working Capital Adjustment. If the Working Capital Adjustment is a negative number, Seller shall pay to Buyer an amount equal to the Working Capital Adjustment.

The Working Capital Adjustment was determined to be $708,076 owed to Seller.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2021 and 2020

Within forty (40) days after December 31, 2022, AmpliTech will prepare and deliver to Seller a statement setting forth its calculation of Two Years Net Revenues of the business, or the “Revenue Statement”.  The Revenues Adjustment shall be an amount equal to 25% of two years net revenues minus $20,000,000.  If the Revenues Adjustment is a positive number, Buyer shall pay to Seller an amount equal to the Revenues Adjustment.  If the Revenues Adjustment is a negative number, Seller shall pay to Buyer and amount equal to the Revenues Adjustment.  The fair value of the revenue adjustment was determined to be $1,365,038 owed to Seller and recorded as a contingent liability as of December 31, 2021.

The Purchase Agreement contains representations, warranties, and covenants believed to be customary for a transaction of this nature, including covenants as to indemnification for breaches of certain representations, warranties and covenants, subject to certain exclusions and caps. Further, the completion of the Acquisition is subject to release of all liens and to the satisfaction of closing conditions, including the continued employment of certain Company employees.

The fair value of the purchase consideration issued to Spectrum Semiconductor Materials was allocated to the net tangible assets acquired.  The Company accounted for the Acquisition as the purchase of a business under GAAP under the acquisition method of accounting, and the assets and liabilities acquired were recorded at the acquisition date, at their respective fair values and consolidated with those of the Company.  The fair value of the net assets acquired was approximately $4,098,516.  The excess of the aggregate fair value of the net tangible assets has been allocated to net intangible assets of $7,389,794. We are amortizing the customer relationships and tradename intangible assets acquired over 20 years.  Goodwill and intangibles recognized for this transaction are deductible for tax purposes.   Acquisition related costs totaled approximately $350,000.

The following table summarizes the allocation of the purchase price of the acquisition:

Purchase consideration at fair value:
Cash	$8,000,000
Common stock	665,200
Net working capital adjustment	708,076
Indemnification escrow amount	750,000
Fair value of revenue earnout	1,365,038
Total purchase price	$11,488,314

Allocation of purchase price:
Working Capital	$3,730,133
Property and equipment	99,188
Goodwill	4,696,883
Tradename	514,284
Customer relationships	2,178,631
Right of Use operating lease asset	858,508
Right of Use operating lease long-term liability	(619,271)
Other asset	29,958
Net assets acquired	$11,488,314

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2021 and 2020

From the date of acquisition until December 31, 2021, SSM contributed revenue of $1,885,543 and net income from continuing operations of $435,974 which are included in our consolidated statements of operations.

The following table summarizes the Company’s consolidated results of operations, as well as unaudited proforma consolidated results of operations as though the acquisition had occurred on January 1, 2020:

	For the year ended
	December 31, 2021
	As Reported	Pro Forma

Net sales	$5,275,434	$18,588,686
Net loss attributable to common shareholders	(4,758,805)	(1,763,333)

Earnings per common share, basic and diluted:
Basic	(0.53)	(0.09)
Diluted	(0.53)	(0.09)

Spectrum sales in 2021 increased dramatically both domestically and in South East Asia due to their aggressive purchasing strategy which enabled them to secure orders that their competitors could not satisfy as a result of the global supply chain instability.

	For the year ended
	December 31, 2020
	As Reported	Pro Forma

Net sales	$3,458,081	$11,120,653
Net loss attributable to common shareholders	(1,025,559)	(38,208)

Earnings per common share, basic and diluted:
Basic	(0.37)	(0.00)
Diluted	(0.37)	(0.00)

The unaudited pro-forma results of operations are presented for information purposes only.  The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the Acquisition been completed as of January 1, 2020 or to project potential operating results as of any future date or for any future periods.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2021 and 2020

(5) Marketable Securities

The following table is a summary of marketable securities at December 31, 2021:

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 1 (1)
Money Market Fund	$4,931,960	-	-	$4,931,960
Marketable Equitable Securities	-	-	-	-

Total	$4,931,960	-	-	$4,931,960

Amounts included in cash and cash equivalents at December 31, 2021 was $4,931,960.

During the year ended December 31, 2021, the Company sold all of their marketable securities, resulting in a realized a loss of $97,862.

(1)	Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

When evaluating an investment for impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis.  As of December 31, 2021, the Company does not consider any of its investments to be impaired.

(6) Inventories

The inventory consists of the following at December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020

Raw Materials	$609,841	$325,251
Work in Progress	162,072	129,882
Finished Goods	4,452,885	132,205
Subtotal	$5,224,798	$587,338
Less: Reserve for Obsolescence	(1,031,986)	(70,000)

Total	$4,192,812	$517,338

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2021 and 2020

(7) Property and Equipment

Property and Equipment consisted of the following at December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020

Lab Equipment	$1,893,564	$865,414
Manufacturing Equipment	25,000	25,000
Automobiles	7,335	19,527
Computer Equipment and Software	159,315	-
Furniture and Fixtures	27,504	36,165

Subtotal	2,112,718	946,106
Less: Accumulated Depreciation	(757,430)	(656,855)

Total	$1,355,288	$289,251

Depreciation expense for the years ended December 31, 2021 and 2020 was $105,578 and $50,617, respectively.

Equipment purchased in the amount of $157,184 under a financing lease is included as of December 31, 2021 and 2020.

(8)  Intangible Assets

Goodwill

Goodwill is related to the acquisition of Specialty Microwave Corp. on September 12, 2019 and the acquisition of Spectrum Semiconductor Materials Inc. on December 15, 2021. Goodwill is primarily related to expected improvements and technology performance and functionality, as well sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. Goodwill is generally amortizable for tax purposes and is not amortizable for financial statement purposes.  As of December 31, 2021 and 2020, goodwill was valued at $4,817,019 and $120,136, respectively.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2021 and 2020

Other Intangible Assets

Intangible assets with an estimated useful life of fifteen and twenty years consisted of the following at December 31, 2021:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life
Trade name	$584,517	$-	$584,517	Indefinite
Customer relationships	2,591,491	63,418	2,528,073	18.81
Intellectual Property	202,771	31,279	171,492	12.71

Total	$3,378,779	$94,697	$3,284,082

Amortization expense for the years ended December 31, 2021 and 2020 was $41,042 and $41,221, respectively.

Annual amortization of intangible assets are as follows:

2022	149,974
2023	149,974
2024	149,974
2025	149,974
2026	149,974
Thereafter	1,949,695
$2,699,565

(9) Cost Method Investment

On June 10, 2021, the Company entered into a membership interest purchase agreement with SN2N, LLC for an aggregate purchase price of $350,000, to be paid in four tranches.  Each tranche represents a 5% membership interest, and in aggregate a 20% membership interest. SN2N plans to design and manufacture an un-hackable communications channel that creates a new security paradigm; a state-of-the art signal amplification secured by intelligence-community-caliber hardware encryption.  AmpliTech would serve as exclusive manufacturer for the low noise amplifier product line used with this encryption technology.   As of December 31, 2021, the Company has made an investment of $250,000 for a 15.00% membership interest.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2021 and 2020

 (10) Line of Credit

On November 20, 2021, AmpliTech renewed its business line of credit for $750,000 maturing on November 1, 2022.  The line is evaluated monthly on a borrowing base formula advancing 75.00% of accounts receivables aged less than 90 days and 50.00% of inventory raw materials costs.  The interest rate shall be based upon the Wall Street Journal Prime Rate, plus 1%.  The Company has the option to prepay all, or any portion of the amount owed prior to its due date without penalty.

In connection with the loan, the Company granted the lender a security interest in all of its respective assets.  In addition, the President and CEO, has agreed to guarantee the loan.

The Company made net cash payments of $200,000 for the year ended December 31, 2021 and borrowed $200,000 during the year end December 31, 2020, respectively.

As of December 31, 2021 and 2020, the outstanding balance on the line of credit was $0 and $200,000, respectively.

(11) Leases

The following was included in our balance sheet as of December 31, 2021 and 2020:

Operating leases	December 31, 2021	December 31, 2020

Assets
ROU operating lease assets	$1,115,588	$347,156

Liabilities
Current portion of operating lease	$391,571	$87,930
Operating lease, net of current portion	$795,317	$267,050
Total operating lease liabilities	$1,186,888	$354,980

Finance leases
Assets
Property and equipment, gross	$157,184	$157,184
Accumulated depreciation	(78,592)	(56,137)
Property and equipment, net	$78,592	$101,047
Liabilities
Current portion of financing lease	$33,688	$32,084
Finance lease, net of current portion	$17,471	$51,159
Total operating lease liabilities	$51,159	$83,243

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2021 and 2020

The weighted average remaining lease term and weighted average discount rate at December 31, 2021 and 2020 were as follows:

Weighted average remaining lease term (years)	December 31, 2021	December 31, 2020
Operating leases	3.01	3.72
Finance leases	1.50	2.50
Weighted average discount rate
Operating leases	4.25%	6.33%
Finance leases	4.89%	4.89%

Finance Lease

The Company entered into a 60-month lease agreement to finance certain laboratory equipment in July 2018 with a purchase option of $1.  As such, the Company has accounted for this transaction as a finance lease.

The following table reconciles future minimum finance lease payments to the discounted lease liability as of December 31, 2021:

2022	37,778
2023	18,889
Total lease payments	56,667
Less imputed interest	(2,003)
Less sales tax	(3,505)
Total lease obligations	51,159
Less current obligations	(33,688)
Long-term lease obligations	$17,471

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

For The Years Ended December 31, 2021 and 2020

On January 15, 2016, the Company entered into a five-year agreement to lease 2 copiers with and annual payment of $2,985.  This lease was terminated on November 16, 2020 and the Company entered into a new five-year agreement to lease 2 copiers with an annual payment of $3,976.

On September 12, 2019, the Company entered into a new operating lease agreement to rent office space in Ronkonkoma, NY.  This five- year agreement commenced on September 12, 2019 with an annual rent of $90,000 and 3.00% increase in each successive lease year beginning in 2021.  The Company has an option to buy the property during the first two years of the lease for $1,200,000 and then at fair market value for the remainder of the lease term.  This option has expired and was not exercised as of December 31, 2021.

On November 27, 2019, the Company entered a 39-month agreement to lease an automobile with a monthly payment of $420.

On December 15, 2021, the Company assumed the SSM lease agreement for office and warehouse space in San Jose, CA, with the same terms and conditions.  Effective February 1, 2020, the lease term will expire on January 31, 2025 with a base rent of $24,234 for the first 12 months and increase by approximately 3.00% every year.

The following table reconciles future minimum operating lease payments to the discounted lease liability as of December 31, 2021:

2022	411,233
2023	419,050
2024	405,944
2025	30,876
Total lease payments	1,267,103
Less imputed interest	(80,215)
Total lease obligations	1,186,888
Less current obligations	(391,571)
Long-term lease obligations	$795,317

(12) Notes Payable

 Promissory Note:

On September 12, 2019, AmpliTech Group Inc. acquired Specialty Microwave Corporation (SMW), a privately held company based in Ronkonkoma, NY.  The purchase included all inventory, orders, customers, property and equipment, and all intellectual property.  The assets also included all eight team members of SMW.  The total consideration paid was $1,143,633, consisting of $668,633 in cash and a $475,000 promissory note with an interest rate of 6%.  Beginning November 1, 2019, payment of principal and interest shall be due payable in fifty-nine (59) monthly payments of $9,213 with a final payment due October 1, 2024 of $9,203. As of December 31, 2021 and 2020, the balance of this promissory note was $279,119 and $369,516, respectively. Principal payments of $90,397 and $85,028 along with interest expense of $20,167 and $25,536 was paid during the years ended December 31, 2021 and 2020, respectively The promissory note is secured by certain assets of the Company.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2021 and 2020

Loan Payable:

On September 12, 2019, the Company entered a $1,000,000 seven-year term loan with amortization based on a ten- year repayment schedule.  The loan bears interest at a fixed rate of 6.75% with a monthly repayment amount of $11,533. As of December 31, 2021 and 2020, the balance of the loan was $0 and $909,475, respectively.  Interest expense for December 31, 2021 and 2020 was $23,999 and $65,498, respectively. On May 10, 2021, the Company paid off the balance of the seven-year term loan.

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

On April 20, 2021, SBA approved the PPP loan forgiveness of $232,200.

In addition, on September 12, 2019, the Company was approved for a $250,000 equipment leasing facility. The Company has borrowed against the leasing facility as follows:

•

On December 20, 2019, the Company borrowed $58,192 to be paid over a three-year term with monthly payments of $1,736 at an interest rate of 5.26%. The balance as of December 31, 2021 and 2020, was $18,630 and $38,011, respectively. Principal payments of $19,381 and $18,444 were made for the years ended December 31, 2021 and 2020, respectively. Total interest expense paid for the years ended December 31, 2021 and 2020, was $1,451 and $2,388, respectively.

•

On May 14, 2020, the Company borrowed $27,494 to be paid over a three-year term with monthly payments of $815 at an interest rate of 4.268%. The balance as of December 31, 2021 and 2020, was $12,632 and $21,620, respectively. Principal payments of $8,988 and $5,874 were made for the years ended December 31, 2021 and 2020, respectively. Total interest expense paid for the years ended December 31, 2021 and 2020, was $792 and $646, respectively.

•

On June 10, 2020, the Company borrowed $41,015 to be paid over a three-year term with monthly payments of $1,216 at an interest rate of 4.278%. The balance as of December 31, 2021 and 2020, was $19,986 and $33,343, respectively. Principal payments of $13,357 and $7,672 were made for the years ended December 31, 2021 and 2020, respectively. Total interest expense paid for the years ended December 31, 2021 and 2020, was $1,235 and $840, respectively.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2021 and 2020

Future principal payments over the term of the loans as of December 31, 2021 are as follows:

Payments
2022	129,876
2023	110,894
2024	89,597

Total remaining payments	$330,367

(13) Income Taxes

The difference between the income tax expense (benefit) reported and amounts computed by applying the statutory federal rate of 21.0% to pretax loss for the years ended December 31, 2021 and 2020 is as follows:

2021	2020
Federal and state net operating loss	$(999,349)	$(215,367)
Meals & entertainment	8,830	41
Life insurance	3,919	825
Goodwill	(7,162)	(1,682)
SBA PPP Loan	48,762
Stock-based compensation	153,715	41,194
Depreciation	(25,493)	1,598
State tax, net of federal benefit	183,643	10,768
Other	-	(3,344)
Tax rate change	-	-
Change in Valuation Allowance	633,135	165,967
Total income tax provision	$-	-	$-

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2021 and 2020

The provision for Federal income tax consists of the following for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020
Net operating loss carryforwards	$1,082,454	$151,469
Depreciation	(68,158)	4,789
Allowance for doubtful accounts	10,239	-
Goodwill amortization	(11,643)	(1,682)
Stock based compensation	-	220,322
Inventory Reserve	268,316	-
Valuation allowance	(1,281,208)	(378,898)
Total net deferred tax assets	$-	$-

The Company has maintained a full valuation allowance against the total deferred tax assets for all periods due to the uncertainty of future utilization.

As of December 31, 2021, the Company has net federal and state net operating loss carry forwards of approximately $4,869,606 that begin to expire in 2037.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2021 and 2020

(14) Stockholders’ Equity

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

For The Years Ended December 31, 2021 and 2020

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

As consideration for Maxim’s services, Maxim was entitled to receive, and the Company agreed to pay Maxim, the following compensation:

(a)	The Company issued to Maxim or its designees 100,000 shares of the Company’s Common Stock (“Common Stock”) based on the following schedule:

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

For The Years Ended December 31, 2021 and 2020

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

On October 16, 2020, the Company entered into an advisory agreement to assist in product sales and distribution in Asia and the Middle East. The advisor will be paid compensation of 100,000 shares totaling $108,000 over a two- year period. These shares were issued under the Company’s equity incentive plan immediately following the filing of a Registration Statement on Form S-8 and were issued without restrictions.  As of December 31, 2021, $65,244 of expense had been recognized and $42,756 remained as a prepaid to be amortized over a two-year period.

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

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2021 and 2020

As of December 31, 2021, 210,700 warrants were exercised at an exercise price of $7.00 and 210,700 shares of common stock were issued.  Gross proceeds received were $1,474,900.

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

On December 15, 2021, 188,442 unregistered shares of AmpliTech’s common stock were issued as part of the Spectrum Semiconductor Materials acquisition for $665,200.

2020 Equity Incentive Plan:

In October 2020, the Board of Directors and shareholders adopted the Company’s 2020 Equity Incentive Plan (the “2020 Plan”), effective as of December 14, 2020. Under the 2020 Plan, the Company reserved 1,250,000 shares of common stock to grant shares of the Company’s common stock to employees and individuals who perform services for the Company. The purpose of the 2020 Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide incentives to individuals who perform services for the Company, and to promote the success of the Company’s business. The 2020 Plan permits the grant of Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares, and other stock or cash awards as the Board of Directors may determine.

Stock Options:

On June 30, 2021, the Company granted to each of our Board of Directors (Mr. Lee, Mr. Kappers, and Mr. Mazziota) ten-year nonqualified stock options to purchase 12,500 shares of common stock (totaling 37,500) according to the Company’s 2020 Plan. The stock options vest in full on the date of the grant, with an exercise price of $4.63 per share. The Company has calculated these options estimated fair market value at $134,550 using the Black-Scholes model, with the following assumptions: expected term 2.5 years, stock price $4.63, exercise price $4.63, volatility 153.1%, risk-free rate 0.36%, and no forfeiture rate.

On July 26, 2021, the Company granted three employees, a consultant and two advisors to the Board ten-year stock options to purchase shares of common stock (totaling 52,000) according to the Company’s 2020 Plan. The stock options vest in equal quarterly installments over three years commencing one year after the grant date, with an exercise price of $3.88 per share. The Company has calculated these options estimated fair market value at $190,252 using the Black-Scholes model, with the following assumptions:

expected term 7.0 years, stock price $3.88, exercise price $3.88, volatility 142.6%, risk-free rate 1.04%, and no forfeiture rate.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2021 and 2020

On September 29, 2021, the Company granted one employee five-year stock options to purchase 1,000 shares of common stock according to the Company’s 2020 Plan.  The stock options vest 50% on the date of grant and 50% on the one-year anniversary of the date of grant. The Company has calculated these options estimated fair market value at $2,868 using the Black-Scholes model, with the following assumptions: expected term 3.0 years, stock price $3.62, exercise price $3.88, volatility 147.2%, risk-free rate 0.55%, and no forfeiture rate.

On November 26, 2021, the Company granted two officers, one board member, two board advisors and one employee stock options to purchase 200,000 shares of common stock according to the Company’s 2020 Plan.  The stock options vest immediately with an exercise price of $3.52 per share. The Company has calculated these options estimated fair market value at $532,562 using the Black-Scholes model, with the following assumptions: expected term 2.5 years, stock price $3.52, exercise price $3.52, volatility 146.7%, risk-free rate 0.83%, and no forfeiture rate.

On November 30, 2021, the Company granted two employees five-year stock options to purchase 15,000 shares of common stock according to the Company’s 2020 Plan.  The stock options vest 12 months after the initial date of employment for each employee.  The Company has calculated these options estimated fair market value at $43,077 using the Black-Scholes model, with the following assumptions: expected term 3.0 years, stock price $3.88, exercise price $3.88, volatility 144.2%, risk-free rate 0.81%, and no forfeiture rate.

Below is a table summarizing the changes in stock options outstanding for the year ended December 31, 2021:

		Weighted Average
	Number of Options	Exercise Price ($)
Outstanding at December 31, 2020	-	-
Granted	305,500	$3.74
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2021	305,500	$3.74
Exercisable at December 31, 2021	305,500	$3.70

As of December 31, 2021, all outstanding stock options were issued according to the Company’s 2020 Plan, and there remains 944,500 shares of common stock available for future issuance under the 2020 Plan.

Stock-based compensation expense related to stock options of $692,076 and $128,928 was recorded for the years ended December 31, 2021 and 2020 respectively. As of December 31, 2021, the remaining unrecognized compensation cost related to non-vested stock options is $211,233 and is expected to be recognized over 3.57 years. The outstanding stock options have a weighted average remaining contractual life of 5.65 years and a total intrinsic value of $88,080.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2021 and 2020

Warrants:

Effective February 19, 2021, AmpliTech Group Inc., common stock and warrants under the symbols “AMPG” and “AMPGW,” respectively, commenced trading on NASDAQ. In connection with the public offering, 1,371,428 units sold at an offering price of $7.00 per unit. Each unit issued in the offering consisted of one share of common stock and one warrant.  Maxim Group LLC acted as sole book-running manager for the offering and partially exercised its overallotment option to purchase 205,714 warrants at the public offering price.  The warrants expire ten years from the date of issuance.

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

For the year ended December 31, 2021, 210,700 warrants were exercised at $7.00, resulting in the issuance of 210,700 shares of common stock.

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

		Weighted Average
	Number of Warrants	Exercise Price ($)
Outstanding at December 31, 2020	-	-
Granted	3,507,642	$7.83
Exercised	(210,700)	$7.00
Expired	-	-
Outstanding at December 31, 2021	3,296,942	$7.83
Exercisable at December 31, 2021	3,266,942	$7.86

Stock-based compensation expense related to warrants of $39,901 and $38,927 was recorded for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the remaining unrecognized compensation cost related to non-vested warrants is $48,902. The outstanding warrants have a weighted average remaining contractual life of 6.31 years and a total intrinsic value of $0.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2021 and 2020

(15) Commitments and Contingencies

On November 19, 2021, AmpliTech Group, Inc.  entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Spectrum Semiconductor Materials Inc. (the “Seller” or “SSM”), pursuant to which AmpliTech would acquire substantially all of the assets of the Company (the “Acquisition”). The Acquisition was completed on December 15, 2021.

Within forty (40) days after December 31, 2022, AmpliTech, as stipulated in the Purchase Agreement, will prepare and deliver to Seller a statement setting forth its calculation of Two Years Net Revenues of the business, or the “Revenue Statement”.  The Revenues Adjustment shall be an amount equal to 25% of two years net revenues minus $20,000,000.  If the Revenues Adjustment is a positive number, Buyer shall pay to Seller an amount equal to the Revenues Adjustment.  If the Revenues Adjustment is a negative number, Seller shall pay to Buyer and amount equal to the Revenues Adjustment.  The fair value of the revenue adjustment was determined to be $1,365,038 owed to Seller and recorded as a contingent liability as of December 31, 2021.

(16) Subsequent events

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report.

On January 20, 2022, the current Board of Directors, renewed their directors’ agreements and shall be issued 15,000 restricted stock units (“RSU’s”) pursuant to the Company’s 2020 Equity Incentive Plan.

On February 23, 2022, Jorge Flores, Executive Director of Operations, was promoted to Chief Operating Officer. As COO, Jorge will lead critical initiatives to further streamline operations, drive growth, and take ownership of creating an enhanced experience for AmpliTech’s valued customers.

On February 28, 2022, the Company paid SN2N its final tranche of $100,000 for an additional 5% membership interest, for completing the code optimization and FPGA design.  In aggregate, the Company owns a 20% membership interest.

On October 15, 2021, the Company entered a new lease for a 20,000 square foot facility at 155 Plant Avenue, Hauppauge, New York, for a term of seven years and two months. The yearly base rent of $346,242 shall increase at a rate of 2.75% per year to begin on the first anniversary lease commencement date and each year thereafter.  The first two months of basic rent shall be abated following the commencement lease date.  In the event the landlord decides to sell the property, the Company shall have the right of first offer to purchase subject property.  Upon lease execution, the Company paid two months of base rent as a security deposit and one month’s rent totaling $86,560.

The Company expects to be fully operational at the new manufacturing and headquarters facility April 1, 2022.

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

Based on the evaluation as of December 31, 2021, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on that re-evaluation due to material weakness identified below, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2021 to ensure that information required to be disclosed in our Exchange Act reports was (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, because of material weaknesses in our internal controls over financial reporting. We have identified the following material weaknesses.

1. As of December 31, 2021, our management has identified material weaknesses in our internal control over financial reporting related to lack of segregation of duties resulting from our limited personnel and has concluded that, due to such material weakness, our disclosure controls and procedures were not effective.

2. As of December 31, 2021, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2021 based on the criteria established in “INTERNAL CONTROL-INTEGRATED FRAMEWORK” issued by the COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company is taking steps to remediate the material weakness listed above by implementing the following:

1.	We are hiring and training additional personnel with the intent to provide segregation of duties and eliminate excessive amount of control over a process.

2.	All ACH payments and bank wires require dual authorization

3.	All expenses are reviewed and approved by management

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period covered by this report.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position

Fawad Maqbool	61	Chairman, President, Chief Executive Officer, Treasurer, Director
Louisa Sanfratello	56	Chief Financial Officer and Secretary, Director
Jorge Flores (1)	54	Chief Operating Officer
Matthew Kappers (2)	57	Director
Andrew Lee (2)	38	Director
Daniel Mazziota (2)	84	Director

(1)	Promoted February 23, 2022.
(2)	Appointed on January 20, 2021.

A brief description of the background and business experience of our executive officer and directors for the past five years is as follows:

Fawad Maqbool, age 61, has served as the Company’s President, Chief Executive Officer and Chairman of the Board of Directors since founding AmpliTech, Inc. 2002. Prior to founding AmpliTech, Inc., Mr. Maqbool was the President of Aeroflex Amplicomm, Inc. for 2000 and 2001. His duties included, among other things, overseeing the design and development of amplifiers specifically for fiber optic communication applications. Mr. Maqbool was with MITEQ, Inc. from 1987 through 1999 where he began as an Engineering Group Leader and ultimately held the title of Department Head responsible for a staff of thirty-two consisting of engineers, technicians, assemblers and support personnel. His professional career began with the Hazeltine Corporation in 1983 where he was a Microwave Design Engineer through 1986. Mr. Maqbool received a bachelor’s degree in electrical engineering (major in microwaves and RF) and biomedical engineering from the City College of New York. He subsequently earned a master’s degree in electrical engineering (major in microwaves and RF) from Polytechnic University, now the New York University Tandon School of Engineering. Through his prior service, Mr. Maqbool possesses the knowledge and experience in microwaves and RF electrical engineering that aids him in efficiently and effectively identifying and executing the Company’s strategic priorities. As our Chief Executive Officer, Chairman and founder, Mr. Maqbool brings to the Board of Directors extensive knowledge of the Company’s products, structure, history, and culture as well as years of expertise in the industry.

Louisa Sanfratello, CPA, age 56, has been an accountant, servicing numerous clients in various industries since 1987. Her professional career began with the public accounting firm of Holtz Rubenstein & Co, where she gathered audit experience for several years and moved on to more challenging positions in both the public and private sector. She served as a Controller for The New Interdisciplinary School for over 10 years. Her responsibilities included overseeing the accounting department in addition to working directly with the NYS Department of Education. Ms. Sanfratello was also employed by the Make A Wish Foundation of Suffolk County as chief accountant working directly with the President and CFO. She joined AmpliTech, Inc. in 2012 as Chief Financial Officer, where she manages the company’s finances and SEC filings. Her responsibilities also include assisting the CEO in developing new business, maintaining operating budgets and ensuring adequate cash flow. Ms. Sanfratello was appointed to the Board of Directors for her extensive knowledge of the Company’s products and her financial and accounting expertise.

Jorge Flores, age 54, joined AmpliTech at the end of March in 2021 as Executive Director of Operations, bringing with him over 30 years of combined operations and program management experience. Prior to joining AmpliTech’s executive leadership team, Mr. Flores held various leadership roles at Comtech Telecommunications, a Nasdaq listed corporation with over 2K employees and revenues of over $600M. Previous management roles included Director of Program Management Office, Business Unit Manager and Supply Line Management. Mr. Flores holds an MBA with concentration in Operations Management and Leadership from Dowling NY and, a BS in Business Administration, Major in Operations Management from NYIT. Mr. Flores has just recently been promoted to Chief Operating Officer. As COO, Mr. Flores leads critical initiatives to further streamline operations, drive growth, and take ownership of creating an enhanced experience for AmpliTech’s valued customers.

Matthew Kappers, age 57, has served as a director of the Company since January 2021. Mr. Kappers serves as the chairman of the Nominating and Corporate Governance Committee. Mr. Kappers was recently appointed as the Chief Executive Officer and Director of the Cortec Group, Inc. Since 2011, Mr. Kappers has been a Managing Director at Concordia Financial Group, an investment bank and consulting firm. He has experience in completing mergers and acquisitions, as well as post acquisition operations. Prior to Concordia Financial Group, he was in the corporate development group for two multi-billion-dollar NYSE companies (Republic Services, Inc. and Loewen Group International, Inc.). In addition to his M&A background, he has been the COO and CFO for several small to medium-sized privately held companies. Mr. Kappers earned a B.A. degree from Vanderbilt University and a M.B.A. degree from Miami University. Mr. Kappers’ financial and operations knowledge and experience qualifies him to serve on our board of directors.

Andrew Lee, age 38, has served as a director of the Company since January 2021. Mr. Lee serves as the chairman of the Audit Committee. Mr. Lee is a licensed CPA and holds his MBA degree from Washington State University. Mr. Lee received his Bachelor of Business Administration, with concentrations in Finance and Accounting, from Walla Walla University. Mr. Lee began working at RealWear in 2017 as a CFO. Prior to joining RealWear, Mr. Lee led Finance and Operations as the CFO of Ryonet Corporation, a high-growth firm in Vancouver, Washington. Mr. Lee’s finance and accounting experience qualifies him to serve on our board of directors.

Daniel Mazziota, age 85, has served as a director of the Company since January 2021. He serves as the chairman of the Compensation Committee. Mr. Mazziota founded Microwave Power Devices, Inc. in 1967, which he sold in 1981 to Macom Technology Solutions, a Nasdaq listed developer and producer of radio, microwave, and millimeter wave semiconductor devices and components. He served as the President of Microwave Power Devices, Inc. until his retirement in 1988. He is currently president of IDM Consulting, which provides consulting services to the microwave component and sub system industry. He received his BEE and MSEE degrees from New York Polytechnic Institute and is a fellow of the Institute. Mr. Mazziota’s microwave component and subsystem industry experience qualifies him to serve on our board of directors.

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

Board Committees

Effective January 20, 2021, we formed an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee, each of which is comprised of our three independent directors. Mr. Kappers was appointed chairman of the Nominating and Corporate Governance Committee, Mr. Lee as the chairman of the Audit Committee and Mr. Mazziota as the chairman of the Compensation Committee. Mr. Lee’s finance and accounting experience qualifies him as the audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports in 2021.

Code of Ethics

We have adopted a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and Chief Financial Officer. Our code of ethics is available on our website.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to, the named person, during the years ended December 31, 2021 and 2020:

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Fawad Maqbool	2021	305,769	75,000		266,281	-	647,050
Chairman, President and Chief Executive Officer	2020	191,827	-	-	-	-	191,827

Louisa Sanfratello	2021	195,192	30,000		133,141	-	358,333
Chief Financial Officer, Secretary	2020	147,788	-	-	-	-	147,788

On February 21, 2022, the Company’s Board of Directors approved an increase in salary, effective as of January 1, 2022, for Mr. Maqbool, to $500,000 per year, and for Ms. Sanfratello, to $275,000 per year.

Outstanding Equity Awards at Fiscal Year End

On November 26, 2021, the Company granted the President and Chief Financial Officer stock options to purchase 100,000 and 50,000, respectively, shares of common stock according to the Company’s 2020 Plan. The stock options vest immediately with an exercise price of $3.52 per share. The Company has calculated these options estimated fair market value at $399,422 using the Black-Scholes model, with the following assumptions: expected term of 2.5 years, stock price of $3.52, exercise price of $3.52, volatility of 146.7%, risk-free rate of .83%, and no forfeiture rate.

Directors Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Matthew Kappers			44,850				44,850
Andrew Lee			44,850				44,850
Daniel Mazziota			44,850				44,850

In connection with their respective appointments, each of Matthew Kappers, Andrew Lee and Daniel Mazziota entered into director agreements with the Company, providing for, among other things that each of the directors shall be entitled to fees for attendance at virtual meetings, reimbursement of expenses for attending meetings and grants of up to 12,500 options to purchase shares of common stock of the Company pursuant to the Company’s 2020 Equity Incentive Plan. On June 30, 2021, the Company granted to each of our Board of Directors (Mr. Lee, Mr. Kappers, and Mr. Mazziota) ten-year nonqualified stock options to purchase 12,500 shares of common stock (totaling 37,500) according to the Company’s 2020 Plan. The stock options vest in full on the date of the grant, with an exercise price of $4.63 per share. The Company has calculated these options estimated fair market value at $134,550 using the Black-Scholes model, with the following assumptions: expected term 2.5 years, stock price $4.63, exercise price $4.63, volatility 153.1%, risk-free rate 0.36%, and no forfeiture rate.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information about our equity compensation plans as of March 28, 2022:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	305,500	$3.74	944,500
Equity compensation plans not approved by security holders	-	-	-
Total	305,500	$3.74	944,500

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of March 28, 2022. Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise indicated below, the address of each person listed in the table below is c/o 620 Johnson Avenue, Bohemia, NY 11716.

	Amount and Nature of Beneficial Ownership
	Common Stock (1)
Name and Address of Beneficial Owner	No. of Shares		% of Class
Directors and Officers
Fawad Maqbool, Chairman, President, and Chief Executive Officer	2,741,004	(2)	28.61%
Louisa Sanfratello, Chief Financial Officer	60,000	(3)	*
Jorge Flores	34,000	(4)	*
Daniel Mazziota	144,500	(5)	1.51%
Matthew Kappers	12,500	(6)	*
Andrew Lee	12,500	(6)	*

All officers and directors as a group (6 persons)	3,004,504		31.36%

*	Less than 1%

1)	Based on 9,582,113 shares of common stock issued and outstanding.

2)	Includes options to purchase 100,000 shares of common stock,

3)	Includes 50,000 options to purchase shares of common stock.

4)	Includes 25,000 options to purchase shares of common stock.

5)	Includes 22,500 options to purchase shares of common stock

6)	Includes 12,500 options to purchase of common stock

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following sets forth a summary of transactions since the beginning of the fiscal year of 2021, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

In February 2021, we paid Bentley Associates, L.P., an affiliate of our former director Wayne Homschek, an advisory fee of $280,000 upon the closing of our public offering in February 2021. Mr. Homschek resigned from our board in July 2020.

Director Independence

Mr. Kappers, Mr. Lee and Mr. Mazziota are independent using the definition of independence under NASDAQ Listing Rule 5605 (a) (2).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the aggregate fees we paid for professional services provided to us for 2021 and 2020:

	2021	2020
Audit Fees	$72,500	$65,133
Audit-Related Fees	$89,014	$7,900
Tax Fees	$2,875	$2,300
All Other Fees		-
Total	$164,389	$75,333

Audit Fees

For the year ended December 31, 2021 and 2020, we paid $72,500 and $65,133 respectively for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

For the fiscal years ended December 31, 2021 and 2020, we paid approximately $89,014 and $7,900, respectively, for audit related services for the acquisition of Spectrum Semiconductor Materials, Inc.

Tax Fees

For our fiscal years ended December 31, 2021 and 2020, we paid $2,875 and $2,300 respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended December 31, 2021 and 2020.

Pre-Approval Policies and Procedures

As of January 20, 2021, the Board of Directors appointed three independent directors to a newly appointed audit committee and appointed Andrew Lee as the chairman of the audit committee. In its capacity, the audit committee pre-approves all audit (including audit-related) and permitted non-audit services to be performed by the independent auditors. The audit committee will annually approve the scope and fee estimates for the year-end audit to be performed by the Company’s independent auditors for the fiscal year. With respect to other permitted services, the audit committee pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project and annual maximums. To date, the Company has not engaged its auditors to perform any non-audit related service

The Audit Committee pre-approved all services provided by our independent registered public accounting firm. All the above services and fees during 2021 were pre-approved by our Audit Committee. All the above services in 2021 were reviewed and approved by our Audit Committee either before or after the respective services were rendered.

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this Annual Report.

1.	Report of Independent Registered Public Accounting Firm (PCAOB ID 3627)

2.	Financial Statement Schedules

Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of AmpliTech Group, Inc. (incorporated by reference to 8-K filed December 28, 2020)
3.2	Amended and Restated Bylaws of AmpliTech Group, Inc. (incorporated by reference to 8-K filed December 28, 2020)
3.3	Amended and Restated Series A Convertible Preferred Stock Certificate of Designation (incorporated by reference to 8-K filed December 28, 2020)
3.4	Certificate of Amendment, filed with the Secretary of State of Nevada (Incorporated by reference to 8-K filed February 19, 2021)
3.5	Certificate of Correction, filed with the Secretary of State of Nevada (Incorporated by reference to 8-K filed February 19, 2021)
4.1	Form of Common Stock Purchase Warrant (Incorporated by reference to 8-K filed February 19, 2021)
4.2	Warrant Agency Agreement dated February 19, 2021 by and between AmpliTech Group, Inc. and Manhattan Transfer Registrar Co. (Incorporated by reference to 8-K filed February 19, 2021)
4.3	Form of Representative’s Warrant (Incorporated by reference to 8-K filed February 19, 2021)
4.4	Description of Capital Stock (Incorporated by reference to 10-K filed March 31, 2021)
4.5	Form of Warrant (Incorporated by reference to 8-K filed April 15, 2021)
10.3	Commercial guaranty of AmpliTech Group, Inc., dated September 12, 2019 incorporated by reference to the Form 8-K filed on September 18, 2019
10.4

Lease agreement, dated September 12, 2019, by and between AmpliTech Group, Inc. and Stephen J. Faber, as Trustee of the Revocable Trust of Stephen J. Faber, dated August 29, 2017 incorporated by reference to the Form 8-K filed on September 18, 2019

10.5

Option agreement, dated September 12, 2019, by and between AmpliTech Group, Inc. and Stephen J. Faber, as Trustee of the Revocable Trust of Stephen J. Faber, dated August 29, 2017 incorporated by reference to the Form 8-K filed on September 18, 2019

10.6

Mutual non-disclosure/joint venture confidentiality agreement, by and between AmpliTech Group, Inc. and Orban Microwave, Inc., dated August 14, 2020, incorporated by reference to the Form 8-K filed on August 20, 2020

10.7	Exclusive Distribution Agreement, dated November 9, 2016, by and between AmpliTech Inc, and distributor (previously filed)
10.8	Advisory Agreement, dated February 14, 2018, by and between AmpliTech Group, Inc. and with Sunbiz Holdings Corp. (previously filed)
10.9	Business Loan Agreement with BNB Bank, dated November 20, 2020 (previously filed)
10.10	Promissory Note issued to BNB Bank, dated November 20, 2020 (previously filed)
10.11	2020 Equity Incentive Plan (incorporated by reference to S-8 filed December 14, 2020)
10.12	Asset Purchase Agreement dated November 19, 2021 (incorporated by reference to 8-K filed November 19, 2021)
10.13	Employment Agreement with Jorge Flores dated February 21, 2022 (incorporated by reference to 8-K filed February 22, 2022)
10.14	Form of Director Agreement (incorporated by reference to 8-K filed January 26, 2022)
21.1	List of Subsidiaries, incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed on August 13, 2012
23.1	Consent of Sadler, Gibb & Associates, LLC

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101. INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101. SCH	Inline XBRL Taxonomy Extension Schema Document
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmpliTech Group, Inc.

Date: March 31, 2022	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Fawad Maqbool	President, Chief Executive Officer and	March 31, 2022
Fawad Maqbool	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Louisa Sanfratello	Chief Financial Officer and Secretary	March 31, 2022
Louisa Sanfratello	(Principal Financial and Accounting Officer)

/s/ Andrew Lee	Director	March 31, 2022
Andrew Lee

/s/ Daniel Mazziota	Director	March 31, 2022
Daniel Mazziota

/s/ Matthew Kappers	Director	March 31, 2022
Matthew Kappers

