Form 10-Q
period 2022-03-31
AmpliTech Group, Inc.
filed 2022-05-16
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 001-40069

AmpliTech Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-4566352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

155 Plant Avenue

Hauppauge, NY 11788

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

As of May 9, 2022, the registrant had 9,582,113 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2022

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company”, “the Company”, “AmpliTech”, “Specialty” or “SMW” “Spectrum” or “SSM”, “AmpliTech Group MMIC Design Center” or “AGMDC”, are the combined business of AmpliTech Group, Inc. and its consolidated subsidiary, AmpliTech, Inc. and AMPG’s divisions Specialty Microwave, Spectrum Semiconductor Materials, and AmpliTech Group MMIC Design Center.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AmpliTech Group, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$15,958,960	$18,018,874
Accounts receivable, net	1,986,988	1,659,878
Other Receivable	278,949	201,215
Inventories, net	4,632,219	4,192,812
Prepaid expenses	292,117	210,028
Total Current Assets	23,149,233	24,282,807

Property and equipment, net	1,523,551	1,355,288
Right of use operating lease assets	1,027,699	1,115,588
Intangible assets, net	3,246,729	3,284,082
Goodwill	4,817,019	4,817,019
Investment	350,000	250,000
Security deposits	129,470	122,404

Total Assets	$34,243,701	$35,227,188

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	1,622,680	$3,006,334
Customer deposits	657,667	253,909
Current portion of financing lease	34,102	33,688
Current portion of operating lease	374,110	391,571
Current portion of notes payable	175,476	129,876
Total Current Liabilities	2,864,035	3,815,378

Long Term Liabilities
Finance lease, net of current portion	8,789	17,471
Operating lease, net of current portion	722,779	795,317
Notes payable, net of current portion	200,996	200,491
Revenue earnout	1,365,038	1,365,038
Total Liabilities	5,161,637	6,193,695

Commitments and Contingencies	-	-

Stockholders' Equity
Series A convertible preferred stock, par value $0.001, 1,000,000 shares authorized, 0 issued and outstanding	-	-
Common Stock, par value $0.001, 500,000,000 shares authorized, 9,582,113 shares issued and outstanding, respectively	9,582	9,582
Additional paid-in capital	35,696,034	35,651,088
Accumulated deficit	(6,623,552)	(6,627,177)

Total Stockholders' Equity	29,082,064	29,033,493

Total Liabilities and Stockholders' Equity	$34,243,701	$35,227,188

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2022	2021

Revenue	$5,099,520	$472,974

Cost of goods sold	2,775,922	417,993

Gross Profit	2,323,598	54,981

Operating Expenses
Selling, general and administrative	1,901,310	901,325
Research and development	413,303	7,229
Total operating expenses	2,314,613	908,554

Income (Loss) From Operations	8,985	(853,573)

Other Income (Expenses)
Interest expense, net	(5,360)	(26,358)
Total other income (expense)	(5,360)	(26,358)

Income (Loss) Before Income Taxes	3,625	(879,931)

Provision For Income Taxes	-	-

Net Income (Loss)	$3,625	$(879,931)

Net Income (Loss) Per Share;
Basic	$0.00	$(0.16)
Diluted	$0.00	$(0.16)

Weighted Average Shares Outstanding;
Basic	9,582,113	5,568,350
Diluted	9,582,113	5,568,350

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net Income (Loss)	$3,625	$(879,931)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	85,201	24,306
Amortization of prepaid consulting	13,500	113,742
Amortization of right-of-use operating lease asset	87,889	25,607
Stock based compensation	44,946	54,000
Changes in Operating Assets and Liabilities:
Accounts receivable	(327,110)	(64,400)
Other receivable	(77,734)	-
Inventories	(439,407)	(272,958)
Prepaid expenses	(146,233)	28,542
Security deposits	(7,066)	-
Accounts payable and accrued expenses	(1,383,655)	202,675
Operating lease liability	(99,765)	(25,144)
Customer deposits	403,758	134,570
Net cash used in operating activities	(1,842,051)	(658,991)

Cash Flows from Investing Activities:
Purchase of equipment	(82,850)	(15,000)
Investment	(100,000)	-
Net cash used in investing activities	(182,850)	(15,000)

Cash Flows from Financing Activities:
Proceeds received from public offering, net of expenses	-	9,449,597
Proceeds received from exercise of warrants	-	1,132,600
Proceeds (Repayment) of line of credit, net	-	(200,000)
Repayments on finance lease	(8,268)	(7,875)
Proceeds (Repayment) of notes payable, net	(26,745)	(44,629)
Net cash (used in) provided by financing activities	(35,013)	10,329,693

Net change in cash and cash equivalents	(2,059,914)	9,655,702

Cash and Cash Equivalents, Beginning of Period	18,018,874	199,536

Cash and Cash Equivalents, End of Period	$15,958,960	$9,855,238

Supplemental disclosures:
Cash paid for interest expense	$6,397	$25,550
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Promissory note on equipment	$82,615	$-
Finance agreement entered in exchange for prepaid assets	$-	$32,222
Equipment received for prepaid assets	$50,644	$-

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	For The Three Months Ended March 31, 2022
	Series A Convertible Preferred		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2021	-	$-	9,582,113	$9,582	$35,651,088	$(6,627,177)	$29,033,493

Stock based compensation	-	-		-	44,946	-	44,946

Net income for the three months ended March 31, 2022	-	-	-	-	-	3,625	3,625

Balance March 31, 2022	-	$-	9,582,113	$9,582	$35,696,034	$(6,623,552)	$29,082,064

	For The Three Months Ended March 31, 2021

Balance, December 31, 2020	-	$-	4,839,448	$4,839	$2,303,815	$(1,868,372)	$440,282

Common stock issued in public offering	-	-	1,577,142	1,578	9,448,019	-	9,449,597

Additional shares issued in connection to reverse split due to rounding	-	-	1,381	1	(1)	-	-

Common stock issued upon exercise of warrants	-	-	161,800	162	1,132,438	-	1,132,600

Stock based compensation	-	-	-	-	54,000	-	54,000

Net loss for the three months ended March 31, 2021	-	-	-	-	-	(879,931)	(879,931)

Balance, March 31, 2021	-	$-	6,579,771	$6,580	$12,938,271	$(2,748,303)	$10,196,548

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2022 and 2021

(1) Organization and Business Description

AmpliTech Group, Inc. (“AmpliTech” or “the Company”) was incorporated under the laws of the State of Nevada on December 30, 2010. On August 13, 2012, the Company acquired AmpliTech, Inc., by issuing 833,750 shares of the Company’s common stock to the shareholders of AmpliTech, Inc. in exchange for 100% of the outstanding shares of AmpliTech Inc. (the “Share Exchange”). After the Share Exchange, the selling shareholders owned 60,000 shares of the outstanding 889,250 shares of Company common stock, resulting in a change in control. Accordingly, the transaction was accounted for as a reverse acquisition in which AmpliTech, Inc. was deemed to be the accounting acquirer, and the operations of the Company were consolidated for accounting purposes. The capital balances have been retroactively adjusted to reflect the reverse acquisition.

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

On September 12, 2019, AmpliTech Group, Inc. acquired the assets of Specialty Microwave Corporation (SMW) (“Specialty”), a privately held company based in Ronkonkoma, NY. The purchase included all inventory, orders, customers, property and equipment, and all intellectual property. The assets also included all eight team members of Specialty.

Specialty designs and manufactures passive microwave components and related subsystems that meet individual customer specifications for both domestic and international customers for use in satellite communication ground networks.

On February 17, 2021, AmpliTech Group, Inc., common stock and warrants under the symbols “AMPG” and “AMPGW”, respectively, commenced trading on NASDAQ. A reverse split of the outstanding common stock at a 1-for-20 ratio became effective February 17, 2021 as of 12:01 a.m., Eastern Time. In connection with the public offering, 1,371,428 units at an offering price of $7.00 per unit were sold. Each unit issued in the offering consisted of one share of common stock and one warrant.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2022 and 2021

On November 19, 2021, AmpliTech Group, Inc. entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Spectrum Semiconductor Materials Inc. (the "Seller" or “SSM”), pursuant to which AmpliTech would acquire substantially all of the assets of the Company (the “Acquisition”). The Acquisition was completed on December 15, 2021.

Spectrum Semiconductor Materials ("SSM”), located in Silicon Valley (San Jose, CA), is a global authorized distributor of integrated circuit ("IC") packaging and lids for semiconductor device assembly, prototyping, testing, and production requirements.

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

Our IC packaging and lids products serve a global customer base in a wide range of end-market applications, including aerospace, defense, industrial, medical, wireless, communications, automotive, and other growing markets. The Company is ISO 9001:2015 and AS9120B certified for the Distribution of Semiconductor Materials for the Assembly Phase of Integrated Circuit Manufacturing, as well as in compliance with the Conflict Minerals Reporting Template ("CMRT"), the European Union's Restriction of Hazardous Substances ("RoHS") and Registration, Evaluation, Authorization, and Restriction of Chemicals ("REACH") directives, as well as registered with the U.S. Government's System for Award Management ("SAM").

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2022 and 2021

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2022 and 2021

The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the years ended December 31, 2021 and 2020 included in Form 10-K filed with the SEC filed on March 31, 2022.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments and marketable securities that have original maturities of less than three months, when purchased, to be cash equivalents. As of March 31, 2022, the Company’s cash and cash equivalents were deposited in four financial institutions.

Accounts Receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing.

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change in the future. An allowance of $39,380 has been recorded at March 31, 2022 and December 31, 2021.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2022 and 2021

Employee Retention Credit

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided an employee retention credit which was a refundable tax credit against certain employment taxes. New legislation amended the employee retention credit to be equal to 70% of qualified wages paid to employees after December 31, 2020, and before January 1, 2022. During calendar year 2021, a maximum of $10,000 in qualified wages for each employee per qualifying calendar quarter may be counted in determining the 70% credit. Therefore, the maximum tax credit that can be claimed by an eligible employer is $7,000 per employee per qualifying calendar quarter of 2021. The Company qualifies for the employee retention credit for quarters that experience a significant decline in gross receipts, defined as quarterly gross receipts that are less than 80 percent of its gross receipts for the same calendar quarter in 2019. The Company qualified for the credit beginning on January 1, 2021 and received credits for qualified wages through June 30, 2021. The Company recorded, as Other Receivable, an employee retention credit totaling $201,215 at March 31, 2022 and December 31, 2021.

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

As of March 31, 2022 and December 31, 2021, the reserve for inventory obsolescence was $1,035,986 and $1,031,986, respectively.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2022 and 2021

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

Long-lived assets

Long lived assets, such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Circumstances which could trigger a review include, but are not limited to; significant decrease in the market price of the asset; significant adverse changes in the business climate or legal factors; current period cash flow or operating losses combined with a history of losses, or a forecast of continuing losses associated with the use of the asset, and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2022 and 2021

Investment Policy-Cost Method

Investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not control or have the ability to exercise considerable influence over operating and financial policies. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, adjusted for observable price changes of similar investments of the same issuer. Fair value is not estimated for these investments if there are no identified events or changes in circumstances that may influence the fair value of the investment. Under this method, the Company’s share of the earnings or losses of such investee companies is not included in the consolidated balance sheet or consolidated statements of operations. The Company held $350,000 of investments without readily determinable fair values at March 31, 2022 (see Note 10). These investments are included in other long-term assets on the condensed consolidated balance sheets. There were no indicators of impairment during the three months ended March 31, 2022.

Goodwill and Intangible Assets

Intangible assets include goodwill, trademarks, intellectual property and customer base acquired through the asset purchases of Specialty and Spectrum. The Company accounts for Other Intangible Assets under the guidance of ASC 350, “Intangibles-Goodwill and Other.” Under the guidance, other intangible assets with definite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are tested annually for impairment. Goodwill is not amortized. We test goodwill balances for impairment annually at December 31 or whenever impairment indicators arise.

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

For The Three Months Ended March 31, 2022 and 2021

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

Our performance obligations relate to delivering single-use products to a customer, subject to the shipping terms of the contract. Limited warranties are provided, under which we typically accept returns and provide either replacement parts or refunds.

We do not have significant returns. We do not typically offer extended warranty or service plans.

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of March 31, 2022 contained a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, rebates, discounts, and other adjustments. The estimates of variable consideration are based on historical payment experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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

For The Three Months Ended March 31, 2022 and 2021

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

Research and development costs for the three months ended March 31, 2022 and 2021 were $413,303 and $7,229, respectively. For financial reporting purposes, research and development costs of $7,229 was reclassed from selling and administrative expense for the three months ended March 31, 2021.

Income Taxes

The Company’s deferred tax assets and liabilities for the expected future tax consequences of events have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At March 31, 2022, the Company had no material unrecognized tax benefits.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2022 and 2021

Earnings Per Share

Basic earnings per share (“EPS”) are determined by dividing the net earnings by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. As of March 31, 2021, there were 1,415,342 potentially dilutive shares that need to be considered as common share equivalents. Options and warrants were not included in the dilutive earnings per share calculation as their strike price was above the average share price as of March 31, 2022.

The computation of weighted average shares outstanding and the basic and diluted earnings per share consisted of the following:

	Net Income (Loss)	Shares	Per Share Amount
For the year ended March 31, 2022:
Basic EPS	$3,625	9,582,113	$0.00
Effect of dilutive stock options, warrants and series A shares	-	-
Diluted EPS	$3,625	9,582,113	$0.00
For the year ended March 31, 2021:
Basic EPS	$(879,931)	5,568,350	$(0.16)
Effect of dilutive stock options, warrants and series A shares	-	-
Diluted EPS	$(879,931)	5,568,350	$(0.16)

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

For The Three Months Ended March 31, 2022 and 2021

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

Concentration of Credit Risk

Financial instruments that potentially subject the company to concentration of credit risk consist primarily of cash and accounts receivable

Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2022 and December 31, 2021, the Company had $14,779,545 and $17,018,874 in excess of the FDIC insured limit, respectively.

The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Therefore, management does not believe significant credit risks exist at March 31, 2022.

Recent Accounting Pronouncements

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2022 and 2021

(3) Revenues

The following table presents sales disaggregated based on geographic regions and for the years ended:

AmpliTech Inc.	March 31, 2022	March 31, 2021
Domestic sales	$867,362	$403,510
International sales	200,793	69,464
Total sales	$1,068,155	$472,974

Spectrum	March 31, 2022
Domestic sales	$1,595,626
International sales	2,435,739
Total sales	$4,031,365

Total sales for the three months ended March 31, 2022 were $5,099,520.

(4) Segment Reporting

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments.

The following table presents summary information by segment for the three months ended March 31, 2022:

March 31, 2022	AmpliTech Inc.	Spectrum	Corporate	Total
Revenue	$1,068,155	4,031,365	$-	$5,099,520
Cost of Goods Sold	644,338	2,131,584	-	2,775,922
Net Income (Loss)	(805,856)	1,077,984	(268,503)	3,625
Total Assets	16,466,809	15,121,520	2,655,372	34,243,701
Depreciation and Amortization	53,681	31,520	-	85,201
Interest Expense	2,924	-	3,473	6,397

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2022 and 2021

(5) Acquisition of Spectrum Semiconductors Materials

On December 15, 2021, AmpliTech Group Inc. acquired Spectrum Semiconductor Materials (SSM), an “S” Corporation located in  Silicon Valley (San Jose, CA). Spectrum Semiconductor Materials ("SSM”) is a global authorized distributor of integrated circuit ("IC") packaging and lids for semiconductor device assembly, prototyping, testing, and production requirements.

The purchase is expected to deliver significant strategic and top and bottom-line benefits while also building on AmpliTech’s technical and management expertise and distribution reach.

The purchase included all accounts receivables, accounts payable, inventory, orders, customers, property and equipment and intellectual property. The aggregate purchase price for the acquisition was $10,123,276 subject to certain working capital and other adjustments of which $665,200 was paid by the issuance of 188,442 unregistered shares of AmpliTech common stock at the closing of the Acquisition.

Simultaneously with the execution of the Purchase Agreement, $1,500,000 was deposited into escrow, comprising of a $750,000, “Purchase Price Adjustment Escrow Fund” and a $750,000, “Indemnification Escrow Fund. The Purchase Price Adjustment Escrow Fund will be available for the payment of any working capital adjustment owed by Seller to Buyer or Buyer to Seller pursuant to and in accordance with the Purchase Agreement.

The Indemnification Escrow Fund will be available to satisfy any losses incurred or sustained by or imposed upon the Indemnified Parties pursuant to and in accordance with the Purchase Agreement. The escrow release date is March 31, 2023.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2022 and 2021

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2022 and 2021

The following table summarizes the allocation of the purchase price of the acquisition:

Purchase consideration at fair value:
Cash	$8,000,000
Common stock	665,200
Net working capital adjustment	708,076
Indemnification escrow amount	750,000
Fair value of revenue earnout	1,365,038
Total purchase price	$11,488,314

Allocation of purchase price:
Working Capital	$3,730,133
Property and Equipment	99,188
Goodwill	4,696,883
Tradename	514,284
Customer relationships	2,178,631
Right of Use operating lease asset	858,508
Right of Use operating lease liability	(619,271)
Other asset	29,958
Net assets acquired	$11,488,314

The following table summarizes the Company’s consolidated results of operations, as well as unaudited proforma consolidated results of operations as though the acquisition had occurred on January 1, 2021:

	For the three months ended
	March 31, 2021
	As Reported	Pro Forma

Net sales	$472,974	$4,059,487
Net income(loss) attributable to common shareholders	(879,931)	93,630
Earnings per common share, basic and diluted:
Basic	(0.16)	0.01
Diluted	(0.16)	0.01

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2022 and 2021

The unaudited pro-forma results of operations are presented for information purposes only.  The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the Acquisition been completed as of January 1, 2021 or to project potential operating results as of any future date or for any future periods.

(6) Marketable Securities

The following table is a summary of marketable securities at March 31, 2022:

	Adjusted Cost	Realized Gains	Realized Loss	Fair Value
Level 1 (1)
Money Market Fund	$2,500,026			$2,500,026
Total	$2,500,026			$2,500,026

Cash and cash equivalents in our marketable securities account at March 31, 2022 was $2,500,026.

(1) Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

When evaluating an investment for impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis.  As of March 31, 2022, the Company does not consider any of its investments to be impaired.

(7)   Inventories

The inventory consists of the following at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Raw Materials	$803,369	$609,841
Work-in Progress	257,399	162,072
Finished Goods	4,607,437	4,452,885
Subtotal	$5,668,205	$5,224,798
Less: Reserve for Obsolescence	(1,035,986)	(1,031,986)

Total	$4,632,219	$4,192,812

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2022 and 2021

(8)   Property and Equipment

Property and Equipment consisted of the following at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Lab Equipment	$1,934,976	$1,893,564
Manufacturing Equipment	117,095	25,000
Automobiles	7,335	7,335
Computer Equipment and Software	170,105	159,315
Leasehold Improvements	25,571	-
Furniture and Fixtures	73,747	27,504
Subtotal	2,328,829	2,112,718
Less: Accumulated Depreciation	(805,278)	(757,430)
Total	$1,523,551	$1,355,288

Depreciation expense for the three months ended March 31, 2022 and 2021 was $47,848 and $14,186, respectively.

(9) Intangible Assets

Goodwill

Goodwill is related to the acquisition of Specialty on September 12, 2019 and the acquisition of Spectrum Semiconductor Materials Inc. on December 15, 2021. Goodwill is primarily related to expected improvements and technology performance and functionality, as well sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. Goodwill is generally not amortizable for tax purposes and is not amortizable for financial statement purposes. As of March 31, 2022 and December 31, 2021, goodwill was valued at $4,817,019 respectively.

Other Intangible Assets

Intangible assets with an estimated useful life of fifteen and twenty years consisted of the following at March 31, 2022:

	Gross Carrying	Accumulated		Weighted
	Amount	Amortization	Net	Average Life
Trade name	$584,517	$-	$584,517	Indefinite
Customer relationships	2,591,491	97,438	2,494,053	18.73
Intellectual Property	202,771	34,612	168,159	12.
Total	$3,378,779	$132,050	$3,246,729

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2022 and 2021

Amortization expense for the three months ended March 31, 2022 and 2021 was $37,353 and $10,120, respectively.

Annual amortization of intangible assets are as follows:

2022	112,621
2023	149,974
2024	149,974
2025	149,974
2026	149,974
Thereafter	1,949,695
$2,662,212

(10)  Cost Method Investment

On June 10, 2021, the Company entered into a membership interest purchase agreement with SN2N, LLC for an aggregate purchase price of $350,000, to be paid in four tranches.  Each tranche represents a 5% membership interest, and in aggregate a 20% membership interest. SN2N plans to design and manufacture an un-hackable communications channel that creates a new security paradigm; a state-of-the art signal amplification secured by intelligence-community-caliber hardware encryption.  AmpliTech would serve as exclusive manufacturer for the low noise amplifier product line used with this encryption technology.   As of March 31, 2022, the Company has made an investment of $350,000 for a 20% membership interest.

(11)   Line of Credit

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

As of March 31, 2022 and 2021, the outstanding balance on the line of credit was $0.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2022 and 2021

(12)   Leases

The following was included in our balance sheet as of March 31, 2022:

Operating leases	March 31, 2022

Assets
ROU operating lease assets	$1,027,699

Liabilities
Current portion of operating lease	$374,110
Operating lease, net of current portion	$722,779
Total operating lease liabilities	$1,096,889

Finance leases
Assets
Property and equipment, gross	$157,184
Accumulated depreciation	(84,206)
Property and equipment, net	$72,978

Liabilities
Current portion of financing lease	$34,102
Finance lease, net of current portion	$8,789
Total operating lease liabilities	$42,891

The weighted average remaining lease term and weighted average discount rate at March 31, 2022 were as follows:

Weighted average remaining lease term (years)	March 31, 2022
Operating leases	2.76
Finance leases	1.25
Weighted average discount rate
Operating leases	4.25%
Finance leases	4.89%

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2022 and 2021

Finance Lease

The Company entered into a 60-month lease agreement to finance certain laboratory equipment in July 2018 with a purchase option of $1.  As such, the Company has accounted for this transaction as a finance lease.

The following table reconciles future minimum finance lease payments to the discounted lease liability as of March 31, 2022:

2022	28,334
2023	18,889
Total lease payments	47,223
Less imputed interest	(1,411)
Less sales tax	(2,921)
Total lease obligations	42,891
Less current obligations	(34,102)
Long-term lease obligations	$8,789

Operating Leases

On December 4, 2015, the Company entered into a new operating lease agreement to rent office space in Bohemia, NY. This five-year agreement commenced February 1, 2016 with an annual rent of $50,000 and 3.75% increases in each successive lease year. On January 13, 2021, a lease rider was annexed to the original lease whereby the lease term will be extended on a month-by-month basis, commencing on February 1, 2021. The lease was terminated in April 2022.

On January 15, 2016, the Company entered into a five-year agreement to lease 2 copiers with and annual payment of $2,985.  This lease was terminated on November 16, 2020 and the Company entered into a new five-year agreement to lease 2 copiers with an annual payment of $3,976.

On September 12, 2019, the Company entered into a new operating lease agreement to rent office space in Ronkonkoma, NY.  This five- year agreement commenced on September 12, 2019 with an annual rent of $90,000 and 3% increase in each successive lease year beginning in 2021.  The Company has an option to buy the property during the first two years of the lease for $1,200,000 and then at fair market value for the remainder of the lease term.  This option has expired and was not exercised as of March 31, 2022.

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2022 and 2021

The following table reconciles future minimum operating lease payments to the discounted lease liability as of March 31, 2022:

2022	308,943
2023	419,050
2024	405,944
2025	30,876
Total lease payments	1,164,813
Less imputed interest	(67,924)
Total lease obligations	1,096,889
Less current obligations	(374,110)
Long-term lease obligations	$722,779

(13) Notes Payable

Promissory Note:

On September 12, 2019, AmpliTech Group, Inc. acquired Specialty, a privately held company based in Ronkonkoma, NY.  The purchase included all inventory, orders, customers, property and equipment, and all intellectual property.  The assets also included all eight team members of Specialty.  The total consideration paid was $1,143,633, consisting of $668,633 in cash and a $475,000 promissory note with an interest rate of 6%.  Beginning November 1, 2019, payment of principal and interest shall be due payable in fifty-nine (59) monthly payments of $9,213 with a final payment due October 1, 2024 of $9,203. As of March 31, 2022, the balance of this promissory note was $263,508. Principal payments of $15,612 along with interest expense of $2,816 was paid during the three months ended March 31, 2022. The promissory note is secured by certain assets of the Company.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2022 and 2021

Loan Payable:

On September 12, 2019, the Company was approved for a $250,000 equipment leasing facility which was subsequently increased to $500,000. The Company has borrowed against the leasing facility as follows:

•

On December 20, 2019, the Company borrowed $58,192 to be paid over a three-year term with monthly payments of $1,736 at an interest rate of 5.26%. The balance as of March 31, 2022 was $13,633. Principal payments of $4,997 and interest expense of $211 was paid for the three months ended March 31, 2022.

•

On May 14, 2020, the Company borrowed $27,494 to be paid over a three-year term with monthly payments of $815 at an interest rate of 4.268%. The balance as of March 31, 2022 was $10,321. Principal payments of $2,311 and interest expense of $134 was paid for the three months ended March 31, 2022.

•

On June 10, 2020, the Company borrowed $41,015 to be paid over a three-year term with monthly payments of $1,216 at an interest rate of 4.278%. The balance as of March 31, 2022 was $16,552. Principal payments of $3,435 and interest expense of $213 was paid for the three months ended March 31, 2022.

In January 2022, the Company purchased machinery for $91,795, applying a deposit of $9,180 and financing the balance of $82,616 over 24 payments at an interest rate of 1.90%.  The balance as of March 31, 2022 was $72,459.  Principal payments of $10,156 and interest expense of $376 was paid for the three months ended March 31, 2022.

Future principal payments over the term of the loans as of March 31, 2022 are as follows:

Payments
2022	155,663
2023	131,210
2024	89,599
Total remaining payments	$376,472

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

For The Three Months Ended March 31, 2022 and 2021

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

For The Three Months Ended March 31, 2022 and 2021

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2022 and 2021

Stock Options:

Below is a table summarizing the changes in stock options outstanding for the three months ended March 31, 2022:

		Weighted Average
	Number of Options	Exercise Price ($)
Outstanding at December 31, 2021	305,500	$3.74
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2022	305,500	$3.74
Exercisable at March 31, 2022	305,500	$3.70

As of March 31, 2022, all outstanding stock options were issued according to the Company's 2020 Plan, and there remains 944,500 shares of common stock available for future issuance under the 2020 Plan.

Stock-based compensation expense related to stock options of $23,049 was recorded for the three months ended March 31, 2022. As of March 31, 2022, the remaining unrecognized compensation cost related to non-vested stock options is $188,184 and is expected to be recognized over 3.32 years. The outstanding stock options have a weighted average remaining contractual life of 5.40 years and a total intrinsic value of $0.

Warrants:

Below is a table summarizing the changes in warrants outstanding for the three months ended March 31, 2022:

		Weighted Average
	Number of Warrants	Exercise Price ($)
Outstanding at December 31, 2021	3,266,942	$7.83
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2022	3,296,942	$7.83
Exercisable at March 31, 2022	3,266,942	$7.86

Stock-based compensation expense related to warrants of $21,897 was recorded for the three months ended March 31, 2022. As of March 31, 2022, the remaining unrecognized compensation cost related to non-vested warrants is $27,005. The outstanding warrants have a weighted average remaining contractual life of 6.06 years and a total intrinsic value of $0.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2022 and 2021

(15)  Commitments and Contingencies

On November 19, 2021, AmpliTech Group, Inc.  entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Spectrum Semiconductor Materials Inc. (the "Seller" or “SSM”), pursuant to which AmpliTech would acquire substantially all of the assets of the Company (the “Acquisition”). The Acquisition was completed on December 15, 2021.

Within forty (40) days after December 31, 2022, AmpliTech, as stipulated in the Purchase Agreement, will prepare and deliver to Seller a statement setting forth its calculation of Two Years Net Revenues of the business, or the “Revenue Statement”.  The Revenues Adjustment shall be an amount equal to 25% of two years net revenues minus $20,000,000.  If the Revenues Adjustment is a positive number, Buyer shall pay to Seller an amount equal to the Revenues Adjustment.  If the Revenues Adjustment is a negative number, Seller shall pay to Buyer and amount equal to the Revenues Adjustment.  The fair value of the revenue adjustment was determined to be $1,365,038 owed to Seller and recorded as a contingent liability as of March 31, 2022 and December 31, 2021.

(16) Subsequent events

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report.

On October 15, 2021, the Company entered into a new lease for a 20,000 square foot facility at 155 Plant Avenue, Hauppauge, New York, for a term of seven years and two months. The yearly base rent of $346,242 shall increase at a rate of 2.75% per year to begin on the first anniversary lease commencement date and each year thereafter.  The first two months of basic rent shall be abated following the commencement lease date.  In the event the landlord decides to sell the property, the Company shall have the right of first offer to purchase subject property.  Upon lease execution, the Company paid two months of base rent as a security deposit and one month’s rent totaling $86,560. The Company moved into the new manufacturing and headquarters facility April 1, 2022.

On May 5, 2022, the Company borrowed $441,139 to be paid over a three-year term with monthly payments of $13,341 totaling $480,276. An advance payment of $26,682 will be applied to the first and last month’s payments. This equipment is secured by a money market account with a balance of $500,000.

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

Business Overview

AmpliTech Group Inc. (“AMPG,” “AmpliTech” or the “Company”), incorporated in 2010 in the state of Nevada, is the parent company of its subsidiary AmpliTech, Inc., and AMPG’s divisions Specialty Microwave, Spectrum Semiconductor Materials, and AmpliTech Group MMIC Design Center (“AGMDC”).

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

On November 19, 2021, AMPG entered into an Asset Purchase Agreement with Spectrum Semiconductor Materials Inc. (“SSM”), a globally authorized distributor of integrated circuit (IC) packaging and lids for semiconductor device assembly, prototyping, testing, and production requirements founded in 1990 and headquartered in San Jose, CA, pursuant to which AMPG acquired substantially all of the assets of the Company (the Acquisition). The Acquisition was completed on December 15, 2021.

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

Corporate Information

Our principal executive offices are located at 155 Plant Avenue, Hauppauge, NY 11788. Our telephone number is (631) 521-7831. Our corporate website is www.amplitechinc.com. The information on our website is not a part of, or incorporated in, this prospectus.

Recent Developments

On October 15, 2021, the Company entered a new lease for a 20,000 square foot facility at 155 Plant Avenue, Hauppauge, New York, for a term of seven years and two months. The yearly base rent of $346,242 shall increase at a rate of 2.75% per year to begin on the first anniversary lease commencement date and each year thereafter. The first two months of basic rent shall be abated following the commencement lease date. In the event the landlord decides to sell the property, the Company shall have the right of first offer to purchase subject property. Upon lease execution, the Company paid two months of base rent as a security deposit and one month’s rent totaling $86,560. The Company moved into the new manufacturing and headquarters facility April 1, 2022.

On May 5, 2022, the Company borrowed $441,139 to be paid over a three-year term with monthly payments of $13,341 totaling $480,276.  An advance payment of $26,682 will be applied to the first and last month’s payments.  This equipment is secured by a money market account with a balance of $500,000.

Results of Operations

For the Three Months Ended March 31, 2022 and March 31, 2021

Revenues

Sales increased from $472,974 for the three months ended March 31, 2021 to $5,099,520 for the three months ended March 31, 2022, an increase of $4,626,546 or approximately 978.18%. Sales increased primarily due to the acquisition of Spectrum Microwave, whose sales for this quarter totaled $4,031.365. Following the easing of COVID restrictions, amplifier and RF subsystems sales increased as well for the three-month period by $595,181 or 125.84%.

Cost of Goods Sold and Gross Profit

Cost of Goods Sold increased from $417,993 for the three months ended March 31, 2021 to $2,775,922 for the three months ended March 31, 2022, an increase of $2,357,929 or approximately 564.11%. This increase is directly related to approximately $2,131,584 of additional expense included in cost of goods sold as part of the SSM acquisition and the increase in sales. As a result, the gross profit was $2,323,598 for the three months ended March 31, 2022 compared to $54,981 for the three months ended March 31, 2021, an increase of $2,268,617 or 4126.18%. As a result of the acquisition and the increase in LNA and RF subsystems sales, gross profit as a percentage of sales increased to 45.57% from 11.62%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $1,901,310 for the three months ended March 31, 2022 from $901,325 for the first three months ended March 31, 2021, an increase of $999,985 or approximately 110.95%. With the acquisition of Spectrum, selling, general and administrative expenses increased by $821,797. In addition, expenses such as salaries, employee benefits, accounting fees, IR/PR, advertising, and trade show expenses have increased as well.

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

AGMDC, the MMIC chip design center in Texas has started to implement several of its proprietary amplifier designs into MMIC components. MMICs are semiconductor chips used in high-frequency communications applications and are widely desired for power amplification solutions to service emerging technologies such as phased array antennas and quantum computing. AGMDC is expected to start contributing to revenue during 2022.

Research and development costs for the three months ended March 31, 2022 and 2021 were $413,303 and $7,229, respectively.

Income (Loss) From Operations

As a result of the above, the Company has income from operations of $8,985 and a net loss from operations of $853,573 for the three months ended March 31, 2022 and 2021, respectively.

Other Income (Expenses)

Interest expense decreased by $20,998 or 79.66%, when comparing the three months ended March 31, 2022 to the three months ended March 31, 2021. The decrease was primarily due to the repayment of debt.

Net Income (Loss)

The Company reported net income of $3,625 for the three months ended March 31, 2022, compared to a loss of $879,931 for the three months ended March 31, 2021.

Liquidity and Capital Resources

Operating Activities

The net cash used in operating activities for the three months ended March 31, 2022 was $1,842,051 resulting primarily from net income and operating changes in accounts receivable, inventories, accounts payable and accrued expenses customer deposits and operating lease liability.

The net cash used in operating activities for the three months ended March 31, 2021 was $658,991, resulting primarily from the net loss and the operating changes in accounts receivable, inventories, and the operating lease liability.

Investing Activities

The net cash used in investing activities for the three months ended March 31, 2022 was $182,850, of which $82,850 related to the purchase of equipment and $100,000 for our investment in SN2N.

The net cash used in investing activities for the three months ended March 31, 2021 was $15,000 for the purchase of equipment.

Financing Activities

The net cash used in financing activities for the three months ended March 31, 2022 was $35,013 a result primarily from the repayments of notes payable and finance lease.

The net cash provided by financing activities for the three months ended March 31, 2021 was $10,329,693 which includes $10,582,197 million from new issuances of common stock and warrants, netted against the repayment of the line of credit, notes payable and finance lease payments.

We have historically financed our operations by the issuance of debt from third party lenders, equity offerings, notes issued to various private individuals and personal funds advanced from time to time by the majority shareholder, who is also the President and Chief Executive Officer of the Company.

As of March 31, 2022, we had cash and cash equivalents of $15,958,960, a working capital of $20,285,198 and an accumulated deficit of $6,623,552.

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

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the three month period ended March 31, 2022, to the items disclosed as critical accounting policies in management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

Off Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

.

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

Based on that evaluation, as of March 31, 2022, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

AmpliTech Group, Inc.

Date: May 16, 2022	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Louisa Sanfratello
Louisa Sanfratello Chief Financial Officer (Principal Financial and Accounting Officer)

