Form 10-Q
period 2022-06-30
AmpliTech Group, Inc.
filed 2022-08-15
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 10, 2022, the registrant had 9,629,613 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2022

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company”, “the Company”, “AmpliTech”, “Specialty” or “SMW” “Spectrum” or “SSM”, “AmpliTech Group MMIC Design Center” or “AGMDC”, are the combined business of AmpliTech Group, Inc., and its consolidated subsidiary, AmpliTech, Inc. and AMPG’s divisions Specialty Microwave, Spectrum Semiconductor Materials, and AmpliTech Group MMIC Design Center.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AmpliTech Group, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$14,361,554	$18,018,874
Accounts receivable, net	2,523,698	1,659,878
Other Receivable	10,526	201,215
Inventories, net	5,703,176	4,192,812
Prepaid expenses	600,196	210,028
Total Current Assets	23,199,150	24,282,807

Property and equipment, net	1,708,812	1,355,288
Right of use operating lease assets	4,494,806	1,115,588
Intangible assets, net	3,209,263	3,284,082
Goodwill	4,817,019	4,817,019
Investment	348,250	250,000
Security deposits	121,217	122,404

Total Assets	$37,898,517	$35,227,188

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$1,733,177	$3,006,334
Customer deposits	362,544	253,909
Current portion of financing obligations	50,149	33,688
Current portion of operating obligations	565,372	391,571
Current portion of notes payable	298,247	129,876
Total Current Liabilities	3,009,489	3,815,378

Long Term Liabilities
Finance lease, net of current obligations	57,438	17,471
Operating lease, net of current obligations	4,066,697	795,317
Notes payable, net of current portion	450,004	200,491
Revenue earnout	1,365,038	1,365,038
Total Liabilities	8,948,666	6,193,695

Commitments and Contingencies	-	-

Stockholders' Equity
Series A convertible preferred stock, par value $0.001, 1,000,000 shares authorized, 0 shares issued and outstanding
Common Stock, par value $0.001, 500,000,000 shares authorized, 9,629,613 and 9,582,113 shares issued and outstanding, respectively	9,630	9,582
Additional paid-in capital	35,933,313	35,651,088
Accumulated deficit	(6,993,092)	(6,627,177)
Total Stockholders' Equity	28,949,851	29,033,493
Total Liabilities and Stockholders' Equity	$37,898,517	$35,227,188

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Revenue	$4,584,042	$1,024,410	$9,683,562	$1,497,386

Cost of goods sold	2,546,323	679,787	5,322,245	1,097,781

Gross Profit	2,037,719	344,623	4,361,317	399,605

Operating Expenses
Selling, general and administrative	2,221,785	987,818	4,123,095	1,889,143
Research and development	175,836	55,732	589,139	62,962
Total operating expenses	2,397,621	1,043,550	4,712,234	1,952,105

Loss From Operations	(359,902)	(698,927)	(350,917)	(1,552,500)

Other Income (Expenses)
Gain on extinguishment of debt	-	232,200	-	232,200
Unrealized gain on investments	-	672	-	672
Interest expense, net	(9,638)	(6,640)	(14,998)	(32,998)
Total other income (expense)	(9,638)	226,232	(14,998)	199,874

Loss Before Income Taxes	(369,540)	(472,695)	(365,915)	(1,352,626)

Provision For Income Taxes	-	-	-	-

Net Loss	$(369,540)	$(472,695)	$(365,915)	$(1,352,626)

Net Loss Per Share;
Basic	$(0.04)	$(0.05)	$(0.04)	$(0.19)
Diluted	$(0.04)	$(0.05)	$(0.04)	$(0.19)

Weighted Average Shares Outstanding;
Basic	9,589,668	8,863,517	9,585,911	7,225,036
Diluted	9,589,668	8,863,517	9,585,911	7,225,036

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For The Six Months Ended
	June 30,	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(365,915)	$(1,352,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	180,280	50,114
Amortization of prepaid consulting	-	134,778
Amortization of right-of-use operating lease asset	233,930	46,789
Stock based compensation	282,273	188,550
Loss on disposal of property and equipment	1,606	-
Gain on forgiveness of debt	-	(232,200)
Change in fair value of marketable securities	-	(672)
Changes in Operating Assets and Liabilities:
Accounts receivable	(863,820)	(243,624)
Other receivable	190,689	-
Inventories	(1,510,364)	(288,886)
Prepaid expenses	327	(196,498)
Security deposits	1,187	-
Accounts payable and accrued expenses	(1,273,157)	206,715
Operating lease liability	(167,967)	(45,765)
Customer deposits	108,635	112,780
Net cash used in operating activities	(3,182,296)	(1,620,545)

Cash Flows from Investing Activities:
Purchase of equipment	(250,480)	(413,536)
Purchase of marketable securities, net	-	(1,108,966)
Investment	(98,250)	(150,000)
Net cash used in investing activities	(348,730)	(1,672,502)

Cash Flows from Financing Activities:
Proceeds received from private placement, net of expenses	-	20,976,344
Proceeds received from public offering, net of expenses	-	9,449,597
Proceeds received from exercise of warrants	-	1,474,899
Proceeds (Repayment) of line of credit, net	-	(200,000)
Repayments on finance lease	(20,424)	(15,846)
Proceeds (Repayment) of notes payable, net	(105,870)	(967,086)
Net cash (used in) provided by financing activities	(126,294)	30,717,908

Net change in cash and cash equivalents	(3,657,320)	27,424,861

Cash and Cash Equivalents, Beginning of Period	18,018,874	199,536

Cash and Cash Equivalents, End of Period	$14,361,554	$27,624,397

Supplemental disclosures:
Cash paid for interest expense	$12,530	$38,400
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Common Stock issued on vesting of RSUs	$48	$-
Finance agreement entered in exchange for prepaid assets	$441,139	$32,222
Equipment received for prepaid assets	$50,644	$-
Operating lease right-of-use asset and liability initial measurement	$3,626,985	$-
Financed purchases of property and equipment	$145,630	$-
Loss on disposal of property and equipment	$1,606	$-

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	For The Three Months Ended June 30, 2022

Balance, March 31, 2022	-	$-	9,582,113	$9,582	$35,696,034	$(6,623,552)	$29,082,064

Stock based compensation	-	-	-	-	237,327	-	237,327

Common stock issued for vesting of RSUs	-	-	47,500	48	(48)	-	-

Net loss for the three months ended June 30, 2022	-	-	-	-	-	(369,540)	(369,540)

Balance June 30, 2022	-	$-	9,629,613	$9,630	$35,933,313	$(6,993,092)	$28,949,851

	For The Six Months Ended June 30, 2022
	Series A Convertible Preferred		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2021	-	$-	9,582,113	$9,582	$35,651,088	$(6,627,177)	$29,033,493

Stock based compensation	-	-	-	-	282,273	-	282,273

Common stock issued for vesting of RSUs	-	-	47,500	48	(48)	-	-

Net loss for the six months ended June 30, 2022	-	-	-	-	-	(365,915)	(365,915)

Balance June 30, 2022	-	$-	9,629,613	$9,630	$35,933,313	$(6,993,092)	$28,949,851

	For The Three Months Ended June 30, 2021

Balance March 31, 2021	-	-	6,579,771	$6,580	$12,938,271	$(2,748,303)	$10,196,548

Common stock issued in private placement	-	-	2,715,000	2,715	20,973,629	-	20,976,344

Common stock issued upon exercise of warrants	-	-	48,900	49	342,250		342,299

Stock based compensation	-	-	-	-	134,550	-	134,550

Net loss for the three months ended June 30, 2021	-	-	-	-	-	(472,695)	(472,695)

Balance June 30, 2021	-	-	9,343,671	$9,344	$34,388,700	$(3,220,998)	$31,177,046

	For The Six Months Ended June 30, 2021
	Series A Convertible Preferred		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity

Balance. December 31, 2020	-	-	4,839,448	$4,839	$2,303,815	$(1,868,372)	$440,282

Common stock issued in private placement	-	-	2,715,000	2,715	20,973,629	-	20,976,344

Common stock issued in public offering	-	-	1,571,142	1,578	9,448,019	-	9,449,597

Additional shares issued in connection to reverse split due to rounding	-	-	1,381	1	(1)	-	-

Common stock issued upon exercise of warrants	-	-	210,700	211	1,474,688	-	1,474,899

Stock based compensation	-	-	-	-	188,550	-	188,550

Net loss for the six months ended June 30, 2021	-	-	-	-	-	(1,352,626)	(1,352,626)

Balance June 30, 2021	-	-	9,337,671	$9,344	$34,388,700	$(3,220,998)	$31,177,046

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2022 and 2021

(1) Organization and Business Description

AmpliTech Group, Inc. (“AmpliTech” or the “Company”) was incorporated under the laws of the State of Nevada on December 30, 2010. On August 13, 2012, the Company acquired AmpliTech, Inc., by issuing 833,750 shares of the Company’s common stock to the shareholders of AmpliTech, Inc. in exchange for 100% of the outstanding shares of AmpliTech Inc. (the “Share Exchange”). After the Share Exchange, the selling shareholders owned 60,000 shares of the outstanding 889,250 shares of Company common stock, resulting in a change in control. Accordingly, the transaction was accounted for as a reverse acquisition in which AmpliTech, Inc. was deemed to be the accounting acquirer, and the operations of the Company were consolidated for accounting purposes. The capital balances have been retroactively adjusted to reflect the reverse acquisition.

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

On September 12, 2019, AmpliTech Group, Inc. acquired the assets of Specialty Microwave Corporation (“Specialty”), a privately held company based in Ronkonkoma, NY. The purchase included all inventory, orders, customers, property and equipment, and all intellectual property. The assets also included all eight team members of Specialty.

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2022 and 2021

On November 19, 2021, AmpliTech Group, Inc. entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Spectrum Semiconductor Materials Inc. (the “Seller” or “SSM”), pursuant to which AmpliTech would acquire substantially all the assets of the Company (the “Acquisition”). The Acquisition was completed on December 15, 2021.

Spectrum Semiconductor Materials (“SSM”), located in Silicon Valley (San Jose, CA), is a global authorized distributor of integrated circuit (“IC”) packaging and lids for semiconductor device assembly, prototyping, testing, and production requirements.

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

For The Six Months Ended June 30, 2022 and 2021

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2022 and 2021

The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the years ended December 31, 2021 and 2020 included in Form 10-K filed with the SEC filed on March 31, 2022.

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

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments and marketable securities that have original maturities of less than three months, when purchased, to be cash equivalents. As of June 30, 2022, the Company’s cash and cash equivalents were deposited in four financial institutions.

Accounts Receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing.

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change in the future. An allowance of $0 and $39,380 has been recorded at June 30, 2022 and December 31, 2021.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2022 and 2021

Employee Retention Credit

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided an employee retention credit which was a refundable tax credit against certain employment taxes. New legislation amended the employee retention credit to be equal to 70% of qualified wages paid to employees after December 31, 2020, and before January 1, 2022. During calendar year 2021, a maximum of $10,000 in qualified wages for each employee per qualifying calendar quarter may be counted in determining the 70% credit. Therefore, the maximum tax credit that can be claimed by an eligible employer is $7,000 per employee per qualifying calendar quarter of 2021. The Company qualifies for the employee retention credit for quarters that experience a significant decline in gross receipts, defined as quarterly gross receipts that are less than 80 percent of its gross receipts for the same calendar quarter in 2019. The Company qualified for the credit beginning on January 1, 2021 and received credits for qualified wages through June 30, 2021. The Company recorded, as Other Receivable, an employee retention credit totaling $201,215 at March 31, 2022 and December 31, 2021. As of June 30, 2022, $194,615 has been collected.

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

As of June 30, 2022 and December 31, 2021, the reserve for inventory obsolescence was $1,114,000 and $1,031,986, respectively.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2022 and 2021

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2022 and 2021

Investment Policy-Cost Method

Investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not control or have the ability to exercise considerable influence over operating and financial policies. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, adjusted for observable price changes of similar investments of the same issuer. Fair value is not estimated for these investments if there are no identified events or changes in circumstances that may influence the fair value of the investment. Under this method, the Company’s share of the earnings or losses of such investee companies is not included in the consolidated balance sheet or consolidated statements of operations. The Company held $348,250 of investments without readily determinable fair values at June 30, 2022 (see Note 10). These investments are included in other assets on the condensed consolidated balance sheets. There were no indicators of impairment during the six months ended June 30, 2022.

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

For The Six Months Ended June 30, 2022 and 2021

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

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of June 30, 2022 contained a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, rebates, discounts, and other adjustments. The estimates of variable consideration are based on historical payment experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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

For The Six Months Ended June 30, 2022 and 2021

Research and Development

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include consultants, outside service, and supplies.

Research and development costs for the six months ended June 30, 2022 and 2021 were $589,139 and $62,962, respectively. Research and development costs for the three months ended June 30, 2022 and 2021 were $175,836 and $55,732, respectively. For financial reporting purposes, research and development costs of $62,962 was reclassed from selling and administrative expense for the six months ended June 30, 2021.

Income Taxes

The Company’s deferred tax assets and liabilities for the expected future tax consequences of events have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At June 30, 2022, the Company had no material unrecognized tax benefits.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2022 and 2021

Earnings Per Share

Basic earnings per share (“EPS”) are determined by dividing the net earnings by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. As of June 30, 2022 and 2021, there were 3,911,942 and 3,304,442, respectively, potentially dilutive shares that need to be considered as common share equivalents.

The computation of weighted average shares outstanding and the basic and diluted earnings per share consisted of the following:

	Net Income (Loss)	Shares	Per Share Amount
For the three months ended June 30, 2022:
Basic EPS	$(369,540)	9,589,668	$(0.04)
Effect of dilutive stock options, warrants and series A shares	-	-
Diluted EPS	$(369,540)	9,589,668	$(0.04)
For the three months ended June 30, 2021:
Basic EPS	$(472,695)	8,863,517	$(0.05)
Effect of dilutive stock options, warrants and series A shares	-	-
Diluted EPS	$(472,695)	8,863,517	$(0.05)

	Net Income (Loss)	Shares	Per Share Amount
For the six months ended June 30, 2022:
Basic EPS	$(365,915)	9,585,911	$(0.04)
Effect of dilutive stock options, warrants and series A shares	-	-
Diluted EPS	$(365,915)	9,585,911	$(0.04)
For the six months ended June 30, 2021:
Basic EPS	$(1,352,626)	7,225,036	$(0.19)
Effect of dilutive stock options, warrants and series A shares	-	-
Diluted EPS	$(1,352,626)	7,225,036	$(0.19)

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2022 and 2021

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

Concentration of Credit Risk

Financial instruments that potentially subject the company to concentration of credit risk consist primarily of cash and accounts receivable Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2022 and December 31, 2021, the Company had $13,361,554 and $17,018,874 in excess of the FDIC insured limit, respectively.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2022 and 2021

The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Therefore, management does not believe significant credit risks exist at June 30, 2022.

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

(3) Revenues

The following table presents sales disaggregated based on geographic regions and for the six and three months ended:

	For the three months ended		For the six months ended
AmpliTech Inc.	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Domestic sales	$1,178,784	$857,630	$2,147,293	$1,260,141
International sales	257,510	167,780	357,156	237,245
Total sales	$1,436,294	$1,024,410	$2,504,449	$1,497,386

Spectrum	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Domestic sales	$1,640,753	$3,236,379
International sales	1,506,995	3,942,734
Total sales	$3,147,748	$7,179,113

Total sales for the six and three months ended June 30, 2022 were $9,683,562 and $4,584,042, respectively.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2022 and 2021

(4) Segment Reporting

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments.

The following table presents summary information by segment for the three months ended June 30, 2022:

	AmpliTech Inc.	Spectrum	Corporate	Total
Revenue	$1,436,294	$3,147,748	-	$4,584,042
Cost of Goods Sold	840,017	1,706,306	-	2,546,323
Net Income (Loss)	(688,889)	733,728	(414,379)	(369,540)
Total Assets	20,101,395	15,716,693	2,080,429	37,898,517
Depreciation and Amortization	63,559	31,520	-	95,079
Interest Expense	7,719	-	4,679	12,398

The following table presents summary information by segment for the six months ended June 30, 2022:

	AmpliTech Inc.	Spectrum	Corporate	Total
Revenue	$2,504,449	$7,179,113	-	$9,683,562
Cost of Goods Sold	1,484,355	3,837,890	-	5,322,245
Net Income (Loss)	(1,494,745)	1,811,712	(682,882)	(365,915)
Total Assets	20,101,395	15,716,693	2,080,429	37,898,517
Depreciation and Amortization	117,240	63,040	-	180,280
Interest Expense	10,643	-	8,153	18,796

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2022 and 2021

(5) Acquisition of Spectrum Semiconductors Materials

On December 15, 2021, AmpliTech Group Inc. acquired Spectrum Semiconductor Materials (SSM), an “S” Corporation located in Silicon Valley (San Jose, CA). Spectrum Semiconductor Materials (“SSM”) is a global authorized distributor of integrated circuit (“IC”) packaging and lids for semiconductor device assembly, prototyping, testing, and production requirements.

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

For The Six Months Ended June 30, 2022 and 2021

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

For The Six Months Ended June 30, 2022 and 2021

The following table summarizes the Company’s consolidated results of operations, as well as unaudited proforma consolidated results of operations as though the acquisition had occurred on January 1, 2021:

	For the six months ended
	June 30, 2021
	As Reported	Pro Forma

Net sales	$1,497,386	$8,331,908
Net income(loss) attributable to common shareholders	(1,352,626)	400,862
Earnings per common share, basic and diluted:
Basic	$(0.19)	$0.04
Diluted	$(0.19)	$0.04

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the Acquisition been completed as of January 1, 2021 or to project potential operating results as of any future date or for any future periods.

(6) Marketable Securities

The following table is a summary of marketable securities at June 30, 2022:

	Adjusted	Realized	Realized	Fair
	Cost	Gains	Loss	Value
Level 1 (1)
Money Market Fund	$2,000,013			$2,000,013
Total	$2,000,013			$2,000,013

Cash and cash equivalents in our marketable securities account at June 30, 2022 was $2,000,013.

(1) Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

When evaluating an investment for impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of June 30, 2022, the Company does not consider any of its investments to be impaired.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2022 and 2021

(7) Inventories

The inventory consists of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

Raw Materials	$868,110	$609,841
Work-in Progress	377,376	162,072
Finished Goods	5,571,690	4,452,885
Subtotal	$6,817,176	$5,224,798
Less: Reserve for Obsolescence	(1,114,000)	(1,031,986)

Total	$5,703,176	$4,192,812

(8) Property and Equipment

Property and Equipment consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Lab Equipment	$2,016,812	$1,893,564
Manufacturing Equipment	117,095	25,000
Automobiles	7,335	7,335
Computer Equipment and Software	203,410	159,315
Leasehold Improvements	69,402	-
Furniture and Fixtures	143,894	27,504
Subtotal	2,557,948	2,112,718
Less: Accumulated Depreciation	(849,136)	(757,430)
Total	$1,708,812	$1,355,288

Depreciation expense for the six months ended June 30, 2022 and 2021 was $105,461 and $29,761, respectively.

Depreciation expense for the three months ended June 30, 2022 and 2021 was $57,613 and $15,575, respectively.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2022 and 2021

(9) Intangible Assets

Goodwill

Goodwill is related to the acquisition of Specialty on September 12, 2019 and the acquisition of Spectrum Semiconductor Materials Inc. on December 15, 2021. Goodwill is primarily related to expected improvements and technology performance and functionality, as well sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. Goodwill is generally not amortizable for tax purposes and is not amortizable for financial statement purposes. As of June 30, 2022 and December 31, 2021, goodwill was valued at $4,817,019 respectively.

Other Intangible Assets

Intangible assets with an estimated useful life of fifteen and twenty years consisted of the following at June 30, 2022:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life
Trade name	$584,517	$-	$584,517	Indefinite
Customer relationships	2,591,491	131,533	2,459,958	18.48
Intellectual Property	202,771	37,983	164,788	12.21
Total	$3,378,779	$169,516	$3,209,263

Amortization expense for the six months ended June 30, 2022 and 2021 was $74,819 and $20,353, respectively.

Amortization expense for the three months ended June 30, 2022 and 2021 was $37,466 and $10,233, respectively.

Annual amortization of intangible assets are as follows:

2022	75,157
2023	149,976
2024	149,976
2025	149,976
2026	149,976
Thereafter	1,949,685
$2,624,746

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2022 and 2021

(10) Cost Method Investment

On June 10, 2021, the Company entered into a membership interest purchase agreement with SN2N, LLC for an aggregate purchase price of $350,000, to be paid in four tranches. Each tranche represents a 5% membership interest, and in aggregate a 20% membership interest. SN2N plans to design and manufacture an un-hackable communications channel that creates a new security paradigm; a state-of-the art signal amplification secured by intelligence-community-caliber hardware encryption. AmpliTech would serve as exclusive manufacturer for the low noise amplifier product line used with this encryption technology. On June 15, 2022, an amendment to the membership interest purchase agreement was made to reflect a 19.9% membership interest. In light of this amendment, the Company overpaid by $1,750 for the membership interest and was subsequently reimbursed. As of June 30, 2022, the Company has made an investment of $348,250 for a 19.9% membership interest.

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

In connection with the loan, the Company granted the lender a security interest in all its respective assets. In addition, the President and CEO, has agreed to guarantee the loan.

As of June 30, 2022 and 2021, the outstanding balance on the line of credit was $0.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2022 and 2021

(12) Leases

The following was included in our balance sheet as of June 30, 2022:

Operating leases	June 30, 2022

Assets
ROU operating lease assets	$4,494,806

Liabilities
Current portion of operating lease	$565,372
Operating lease, net of current portion	4,066,697
Total operating lease liabilities	$4,632,069

Finance leases
Assets
Property and equipment, gross	$234,036
Accumulated depreciation	(93,634)
Property and equipment, net	$140,402

Liabilities
Current portion of financing lease	$50,149
Finance lease, net of current portion	57,438
Total operating lease liabilities	$107,587

The weighted average remaining lease term and weighted average discount rate at June 30, 2022 were as follows:

Weighted average remaining lease term (years)	June 30, 2022
Operating leases	9.8
Finance leases	3.1

Weighted average discount rate
Operating leases	4.48%
Finance leases	4.71%

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2022 and 2021

Finance Lease

The Company entered into several 60-month lease agreements to finance certain laboratory and office equipment. As such, the Company has accounted for these transactions as a finance lease.

The following table reconciles future minimum finance lease payments to the discounted lease liability as of June 30, 2022:

2022	29,098
2023	36,482
2024	18,761
2025	18,196
2026	11,982
Thereafter	1,998
Total lease payments	116,517
Less imputed interest	(8,930)
Total lease obligations	107,587
Less current obligations	(50,149)
Long-term lease obligations	$57,438

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

On September 12, 2019, the Company entered into a new operating lease agreement to rent office space in Ronkonkoma, NY. This five- year agreement commenced on September 12, 2019 with an annual rent of $90,000 and 3% increase in each successive lease year beginning in 2021. The Company has an option to buy the property during the first two years of the lease for $1,200,000 and then at fair market value for the remainder of the lease term. This option has expired and was not exercised as of June 30, 2022.

On November 27, 2019, the Company entered a 39-month agreement to lease an automobile with a monthly payment of $420.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2022 and 2021

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

The following table reconciles future minimum operating lease payments to the discounted lease liability as of June 30, 2022:

2022	377,096
2023	768,465
2024	765,075
2025	400,321
2026	383,347
Thereafter	3,112,071
Total lease payments	5,806,375
Less imputed interest	(1,174,306)
Total lease obligations	4,632,069
Less current obligations	(565,372)
Long-term lease obligations	$4,066,697

(13) Notes Payable

 Promissory Note:

On September 12, 2019, AmpliTech Group, Inc. acquired Specialty, a privately held company based in Ronkonkoma, NY. The purchase included all inventory, orders, customers, property and equipment, and all intellectual property. The assets also included all eight team members of Specialty. The total consideration paid was $1,143,633, consisting of $668,633 in cash and a $475,000 promissory note with an interest rate of 6%. Beginning November 1, 2019, payment of principal and interest shall be due payable in fifty-nine (59) monthly payments of $9,213 with a final payment due October 1, 2024 of $9,203. As of June 30, 2022, the balance of this promissory note was $239,789. Principal payments of $39,330 along with interest expense of $6,739 was paid during the six months ended June 30, 2022. The promissory note is secured by certain assets of the Company.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2022 and 2021

Loan Payable:

On September 12, 2019, the Company was approved for a $250,000 equipment leasing facility which was subsequently increased to $500,000. The Company has borrowed against the leasing facility as follows:

•	On December 20, 2019, the Company borrowed $58,192 to be paid over a three-year term with monthly payments of $1,736 at an interest rate of 5.26%. The balance as of June 30, 2022 was $8,573. Principal payments of $10,057 and interest expense of $359 was paid for the six months ended June 30, 2022.
•	On May 14, 2020, the Company borrowed $27,494 to be paid over a three-year term with monthly payments of $815 at an interest rate of 4.268%. The balance as of June 30, 2022 was $7,984. Principal payments of $4,648 and interest expense of $242 was paid for the six months ended June 30, 2022.
•

On June 10, 2020, the Company borrowed $41,015 to be paid over a three-year term with monthly payments of $1,216 at an interest rate of 4.278%. The balance as of June 30, 2022 was $13,078. Principal payments of $6,908 and interest expense of $388 was paid for the six months ended June 30, 2022.

•	On May 6, 2022, the Company borrowed $441,139 to be paid over a three-year term with monthly payments of $13,341 at an interest rate of 5.6%. The balance as of June 30, 2022 was $416,572. Principal payments of $24,567 and interest expense of $2,115 was paid for the six months ended June 30, 2022.

In January 2022, the Company purchased machinery for $91,795, applying a deposit of $9,180 and financing the balance of $82,616 over 24 payments at an interest rate of 1.90%. The balance as of June 30, 2022 was $62,255. Principal payments of $20,361 and interest expense of $704 was paid for the six months ended June 30, 2022.

Future principal payments over the term of the loans as of June 30, 2022 are as follows:

Payments
2022	$158,017
2023	295,889
2024	241,633
2025	52,712
Total remaining payments	$748,251

(14) Stockholders’ Equity

The total number of shares of stock this Corporation is authorized to issue shall be five hundred one million (501,000,000) shares, par value $0.001 per share. Our authorized capital stock consists of 500,000,000 shares of common stock and 1,000,000 shares of blank check preferred stock.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2022 and 2021

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

For The Six Months Ended June 30, 2022 and 2021

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

On May 20, 2022, 30,000 restricted stock units at an exercise price of $1.96 were issued to a board advisor. Vesting will occur in equal quarterly installments of 2,500 shares beginning on May 20, 2022. On May 20, 2022, 2,500 shares of common stock were issued.

On June 17, 2022, 15,000 restricted stock units at an exercise price of $1.97 were issued to three board members. Vesting occurred immediately and 45,000 shares of common stock were issued.

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2022 and 2021

Stock Options:

Below is a table summarizing the changes in stock options outstanding for the six months ended June 30, 2022:

		Weighted Average
	Number of	Exercise
	Options	Price ($)
Outstanding at December 31, 2021	305,500	$3.74
Granted	282,000	1.79
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2022	587,500	$2.80
Exercisable at June 30, 2022	587,500	$3.45

As of June 30, 2022, all outstanding stock options were issued according to the Company’s 2020 Plan, and there remains 635,000 shares of common stock available for future issuance under the 2020 Plan.

Stock-based compensation expense related to stock options of $142,491 and $119,442 was recorded for the six and three months ended June 30, 2022. As of June 30, 2022, the remaining unrecognized compensation cost related to non-vested stock options is $502,215 and is expected to be recognized over 4.71 years. The outstanding stock options have a weighted average remaining contractual life of 5.05 years and a total intrinsic value of $30,000.

Warrants:

Below is a table summarizing the changes in warrants outstanding for the six months ended June 30, 2022:

		Weighted Average
	Number of	Exercise
	Warrants	Price ($)
Outstanding at December 31, 2021	3,296,942	$7.83
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2022	3,296,942	$7.83
Exercisable at June 30, 2022	3,266,942	$7.86

Stock-based compensation expense related to warrants of $44,037 and $22,140 was recorded for the six and three months ended June 30, 2022. As of June 30, 2022, the remaining unrecognized compensation cost related to non-vested warrants is $4,865. The outstanding warrants have a weighted average remaining contractual life of 5.81 years and a total intrinsic value of $0.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2022 and 2021

Restricted Stock Units:

Below is a table summarizing the changes in restricted stock units outstanding for the six months ended June 30, 2022:

		Weighted Average
	Number of	Exercise
	RSU’s	Price ($)
Outstanding at December 31, 2021	-	-
Granted	75,000	$1.97
Exercised	47,500	$1.97
Expired	-	-
Outstanding at June 30, 2022	27,500	1.96
Exercisable at June 30, 2022	27,500	$1.96

Stock-based compensation expense related to restricted stock units of $95,745 was recorded for the six months ended June 30, 2022. As of June 30, 2022, the remaining unrecognized compensation cost related to non-vested restricted stock units is $51,705. The outstanding warrants have a weighted average remaining contractual life of 2.65 years and a total intrinsic value of $0.

(15) Commitments and Contingencies

On November 19, 2021, AmpliTech Group, Inc. entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Spectrum Semiconductor Materials Inc. (the “Seller” or “SSM”), pursuant to which AmpliTech would acquire substantially all of the assets of the Company (the “Acquisition”). The Acquisition was completed on December 15, 2021.

Within forty (40) days after December 31, 2022, AmpliTech, as stipulated in the Purchase Agreement, will prepare and deliver to Seller a statement setting forth its calculation of Two Years Net Revenues of the business, or the “Revenue Statement”. The Revenues Adjustment shall be an amount equal to 25% of two years net revenues minus $20,000,000. If the Revenues Adjustment is a positive number, Buyer shall pay to Seller an amount equal to the Revenues Adjustment. If the Revenues Adjustment is a negative number, Seller shall pay to Buyer and amount equal to the Revenues Adjustment. The fair value of the revenue adjustment was determined to be $1,365,038 owed to Seller and recorded as a contingent liability as of June 30, 2022 and December 31, 2021.

(16) Subsequent events

On June 15, 2022, the financed equipment order that was placed on May 5, 2022, was cancelled resulting in a full refund of $441,138 that was received on August 4, 2022.

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

Results of Operations

For the Three Months Ended June 30, 2022 and June 30, 2021

Revenues

Sales increased from $1,024,410 for the three months ended June 30, 2021 to $4,584,042 for the three months ended June 30, 2022, an increase of $3,559,632 or approximately 347.48%. Sales increased primarily due to the acquisition of Spectrum Microwave, whose sales for this quarter totaled $3,147,748. Sales increased as well for the three-month period by $411,885 or 40.21%.  With the introduction of disruptive technology in the telecommunication market, the demand for RF amplifiers has increased.

Cost of Goods Sold and Gross Profit

Cost of Goods Sold increased from $679,787 for the three months ended June 30, 2021 to $2,546,323 for the three months ended June 30, 2022, an increase of $1,866,536 or approximately 274.58%. This increase is directly related to approximately $1,706,306 of additional expense included in cost of goods sold as part of the SSM acquisition, additional hiring of direct labor and an increase in outsourcing as a result of the increase in sales. As a result, the gross profit was $2,037,719 for the three months ended June 30, 2022 compared to $344,623 for the three months ended June 30, 2021, an increase of $1,693,096 or 491.29%. Additionally, as a result of the acquisition and the increase in LNA and RF subsystems sales, gross profit as a percentage of sales increased to 44.45% from 33.64%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $2,221,785 for the three months ended June 30, 2022 from $987,818 for the first three months ended June 30, 2021, an increase of $1,223,967 or approximately 124.92%. With the acquisition of Spectrum, selling, general and administrative expenses increased by $707,714. Other expenses such as salaries, employee benefits, accounting fees, D&O insurance, stock compensation, trade show expenses and business development expenses have increased as well. With the relocation to the new facility, we incurred moving expenses along with the increase in rent expense.

Research and Development Expenses

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include consultants, outside service, and supplies.

Research and development costs for the three months ended June 30, 2022 and 2021 were $175,836 and $55,732, respectively.

The increase in research and development of $120,104 or 215.50% is primarily due to the Company implementing its research and development into the next generation of 5G/6G subsystems for cellular and satellite communications. The Company is in the process of designing and developing antennas and subsystems that will be an integral part of the GPS and 5G infrastructure. These subsystems will enable high-speed, high capacity 5G/6G networks that will be installed into infrastructure for retrofitting and improving connectivity for cellphones, satellites and many other everyday applications.

In addition, AGMDC, the MMIC chip design center in Texas has started to implement several of its proprietary amplifier designs into MMIC components. MMICs are semiconductor chips used in high-frequency communications applications and are widely desired for power amplification solutions to service emerging technologies such as phased array antennas and quantum computing.

Loss From Operations

As a result of the above, the Company reported a loss from operations of $359,902 and $698,927 for the three months ended June 30, 2022 and 2021, respectively.

Other Income (Expenses)

Interest expense increased by $2,998 or 45.15%, when comparing the three months ended June 30, 2022 to the three months ended June 30, 2021. The increase was primarily due to additional borrowing for the purchase of research and development equipment.

In addition, on April 20, 2021, the SBA approved the PPP loan forgiveness of $232,200.

Net Income (Loss)

The Company reported a loss of $369,540 and $472,695 for the three months ended June 30, 2022, and 2021, respectively.

For the Six Months Ended June 30, 2022 and June 30, 2021

Revenues

Sales increased by $8,186,176 or approximately 546.70%, when comparing sales for the six months ended June 30, 2021 of $1,497,386, to sales for the six months ended June 30, 2022 of $9,683,562. Sales increased primarily due to the acquisition of Spectrum Microwave, whose sales for the six months ended June 30, 2022 was $7,179,113. Amplifier and RF subsystems sales increased by $1,007,064 or 67.25%.  With the introduction of disruptive technology in the telecommunication market, the demand for RF amplifiers has increased.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by $4,224,464 or 384.82% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase is directly related to the acquisition of Spectrum Microwave, additional hiring of direct labor and the increase in outsourcing because of the increase in sales.

Gross profit increased by $3,961,712 or 991.41%, when comparing the first six months of 2021 to the first six months of 2022. Overall, gross profit percentage increased from 26.69% to 45.04% as a result of the acquisition, with amplifier and RF system’s gross profit increasing by 155.28%.

Selling, General and Administrative Expenses

General and administrative expenses increased from $1,889,143 for the first six months of 2021 compared to $4,123,095 for the first six months of 2022, an increase of $2,233,952 or approximately 118.25%. With the acquisition of Spectrum, selling, general and administrative expenses increased by $1,529,511. The Company experienced an increase in parent company expenses, such as stock compensation, IR/PR fees, accounting fees and DO insurance. Approximately $140,000 of expense was related to the trade shows that the Company attended in Denver and Washington DC.

With the relocation to the new facility, we incurred moving expenses of $43,040, along with the increase in rent expense.

Research and Development Expenses

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include consultants, outside service, and supplies.

Research and development costs for the six months ended June 30, 2022 and 2021 were $589,139 and $62,962, respectively.

The increase in research and development of $526,177 is a result of the Company implementing its research and development into the next generation of 5G/6G subsystems for cellular and satellite communications. The Company is in the process of designing and developing antennas and subsystems that will be an integral part of the GPS and 5G infrastructure. These subsystems will enable high-speed, high capacity 5G/6G networks that will be installed into infrastructure for retrofitting and improving connectivity for cellphones, satellites and many other everyday applications. In addition, AGMDC, the MMIC chip design center in Texas has started to implement several of its proprietary amplifier designs into MMIC components. MMICs are semiconductor chips used in high-frequency communications applications and are widely desired for power amplification solutions to service emerging technologies such as phased array antennas and quantum computing.

Loss From Operations

As a result of the above, the Company reported a loss from operations of $350,917 for the six months ended June 30, 2022, compared to the loss from operations of $1,552,500 for the six months ended June 30, 2021, an overall decrease of $1,201,583.

Other Income (Expenses)

Interest expense decreased from $32,998 for the first six months of 2021 compared to $14,998 for the first six months of 2022, a decrease of $18,000 or 54.55%. The decrease was primarily due to the repayment of debt.

In addition, on April 20, 2021, the SBA approved the PPP loan forgiveness of $232,200.

Net Income

The Company reported a net loss of $365,915 for the six months ended June 30, 2022, compared to a net loss of $1,352,626 for the six months ended June 30, 2021.

Liquidity and Capital Resources

Operating Activities

The net cash used in operating activities for the six months ended June 30, 2022 was $3,182,296 resulting primarily from the net loss and operating changes in accounts receivable, inventories, accounts payable and accrued expenses and operating lease liability.

The net cash used in operating activities for the six months ended June 30, 2021 was $1,620,545, resulting primarily from the net loss and the operating changes in accounts receivable, inventories, prepaid expenses and the operating lease liability.

Investing Activities

The net cash used in investing activities for the six months ended June 30, 2022 was $348,730, of which $250,480 related to the purchase of equipment and $98,250 for our investment in SN2N.

The net cash used in investing activities for the six months ended June 30, 2021 was $1,672,502 resulting in the purchase of equipment, marketable securities and a 10% membership interest.

Financing Activities

The net cash used in financing activities for the six months ended June 30, 2022 was $126,294, a result primarily from the repayments of notes payable and finance lease.

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

As of June 30, 2022, we had cash and cash equivalents of $14,361,554, a working capital of $20,189,661 and an accumulated deficit of $6,993,092.

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

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the six month period ended June 30, 2022, to the items disclosed as critical accounting policies in management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Based on that evaluation, as of June 30, 2022, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

AmpliTech Group, Inc.

Date: August 15, 2022	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Louisa Sanfratello
Louisa Sanfratello Chief Financial Officer (Principal Financial and Accounting Officer)

