Form 10-Q
period 2022-09-30
AmpliTech Group, Inc.
filed 2022-11-14
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 9, 2022, the registrant had 9,632,113 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2022

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company”, “the Company”, “AmpliTech”, “Specialty” or “SMW” “Spectrum” or “SSM”, “AmpliTech Group MMIC Design Center” or “AGMDC”, “AmpliTech Group True G Speed Services” or “TGSS” are the combined business of AmpliTech Group, Inc., and its consolidated subsidiary, AmpliTech, Inc. and AMPG’s divisions Specialty Microwave, Spectrum Semiconductor Materials, AmpliTech Group MMIC Design Center and AmpliTech Group True G Speed Services.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AmpliTech Group, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$13,054,956	$18,018,874
Accounts receivable, net	2,667,433	1,659,878
Other Receivable	6,599	201,215
Inventories, net	6,253,951	4,192,812
Marketable Securities	493,323	-
Prepaid expenses	147,031	210,028
Total Current Assets	22,623,293	24,282,807

Property and equipment, net	2,078,983	1,355,288
Right of use operating lease assets	4,346,815	1,115,588
Intangible assets, net	3,171,685	3,284,082
Goodwill	4,817,019	4,817,019
Cost method investment	348,250	250,000
Security deposits	121,217	122,404

Total Assets	$37,507,262	$35,227,188

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	1,554,656	$3,006,334
Customer deposits	128,435	253,909
Current portion of financing lease obligations	41,865	33,688
Current portion of operating lease obligations	575,816	391,571
Current portion of notes payable	152,135	129,876
Total Current Liabilities	2,452,907	3,815,378

Long Term Liabilities
Financing lease, net of current obligations	53,412	17,471
Operating lease, net of current obligations	3,918,623	795,317
Notes payable, net of current portion	126,096	200,491
Revenue earnout	1,365,038	1,365,038
Total Liabilities	7,916,076	6,193,695

Commitments and Contingencies	-	-

Stockholders' Equity
Series A convertible preferred stock, par value $0.001, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, par value $0.001, 500,000,000 shares authorized, 9,632,113 and 9,582,113 shares issued and outstanding, respectively	9,632	9,582
Additional paid-in capital	35,997,730	35,651,088
Accumulated deficit	(6,416,176)	(6,627,177)

Total Stockholders' Equity	29,591,186	29,033,493

Total Liabilities and
Stockholders' Equity	$37,507,262	$35,227,188

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021

Revenue	$5,435,654	$1,056,596	$15,119,216	$2,553,982

Cost of goods sold	2,774,739	742,983	8,096,984	1,840,764

Gross Profit	2,660,915	313,613	7,022,232	713,218

Operating Expenses
Selling, general and administrative	1,852,345	833,574	5,975,440	2,763,292
Research and development	222,549	16,755	811,688	39,142
Total operating expenses	2,074,894	850,329	6,787,128	2,802,434

Income (Loss) From Operations	586,021	(536,716)	235,104	(2,089,216)

Other Income (Expenses)
Gain on extinguishment of debt	-	-	-	232,200
Other income	-	11,520	-	11,520
Unrealized gain (loss) on investments	213	(63,807)	213	(63,135)
Interest expense, net	(9,318)	(3,842)	(24,316)	(36,840)
Total other income (expense)	(9,105)	(56,129)	(24,103)	143,745

Income (Loss) Before Income Taxes	576,916	(592,845)	211,001	(1,945,471)

Provision For Income Taxes	-	-	-	-

Net Income (Loss)	$576,916	$(592,845)	$211,001	$(1,945,471)

Net Income (Loss) Per Share;
Basic	$0.06	$(0.06)	$0.02	$(0.25)
Diluted	$0.06	$(0.06)	$0.02	$(0.25)

Weighted Average Shares Outstanding;
Basic	9,630,739	9,343,671	9,601,084	7,939,008
Diluted	9,712,756	9,343,671	9,716,868	7,939,008

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For The Nine Months Ended
	September 30, 2022	September 30, 2021

Cash Flows from Operating Activities:
Net income (loss)	$211,001	$(1,945,471)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	293,460	94,295
Amortization of prepaid consulting	40,389	148,390
Amortization of right-of-use operating lease asset	381,921	68,278
Stock based compensation	346,692	214,661
Loss on disposal of property and equipment	1,606	7,188
Gain on forgiveness of debt	-	(232,200)
Change in fair value of marketable securities	(213)	63,135
Changes in Operating Assets and Liabilities:
Accounts receivable	(1,007,555)	(132,681)
Other receivable	194,616	-
Inventories	(2,061,139)	(431,174)
Prepaid expenses	(28,036)	(707,970)
Security deposits	1,187	-
Accounts payable and accrued expenses	(1,451,678)	208,965
Operating lease liability	(305,597)	(66,692)
Customer deposits	(125,474)	196,767
Net cash used in operating activities	(3,508,820)	(2,514,509)

Cash Flows from Investing Activities:
Purchase of equipment	(696,253)	(948,123)
Purchase of marketable securities, net	(493,110)	(4,215,724)
Purchase of cost method investment	(98,250)	(250,000)
Net cash used in investing activities	(1,287,613)	(5,413,847)

Cash Flows from Financing Activities:
Proceeds received from private placement, net of expenses	-	20,976,344
Proceeds received from public offering, net of expenses	-	9,449,597
Proceeds received from exercise of warrants	-	1,474,899
Repayment of line of credit	-	(200,000)
Repayments on financing lease	(32,734)	(23,916)
Proceeds of note payable	441,139	-
Repayment of notes payable	(575,890)	(1,000,231)
Net cash (used in) provided by financing activities	(167,485)	30,676,693

Net change in cash and cash equivalents	(4,963,918)	22,748,337

Cash and Cash Equivalents, Beginning of Period	18,018,874	199,536

Cash and Cash Equivalents, End of Period	$13,054,956	$22,947,873

Supplemental disclosures:
Cash paid for interest expense	$33,836	$45,175
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Common Stock issued on vesting of RSUs	$50	$-
Finance agreement entered in exchange for prepaid assets	-	32,222
Equipment received for prepaid assets	$50,644	$-
Operating lease right-of-use asset and liability initial measurement	3,626,985	-
Financed purchases of property and equipment	$145,630	$-
Loss on disposal of property and equipment	$1,606	$-

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	For The Three Months Ended September 30, 2022
	Series A Convertible Preferred		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, June 30, 2022	-	$-	9,629,613	$9,630	$35,933,313	$(6,993,092)	$28,949,851

Stock based compensation	-	-	-	-	64,419	-	64,419

Common stock issued for vesting of RSU's	-	-	2,500	2	(2)	-	-

Net income for the three months ended September 30, 2022	-	-	-	-	-	576,916	576,916

Balance September 30, 2022	-	$-	9,632,113	$9,632	$35,997,730	$(6,416,176)	$29,591,186

	For The Nine Months Ended September 30, 2022
	Series A Convertible Preferred		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2021	-	$-	9,582,113	$9,582	$35,651,088	$(6,627,177)	$29,033,493

Stock based compensation	-	-	-	-	346,692	-	346,692

Common stock issued for vesting of RSU's	-	-	50,000	50	(50)	-	-

Net income for the nine months ended September 30, 2022	-	-	-	-	-	211,001	211,001

Balance September 30, 2022	-	$-	9,632,113	$9,632	$35,997,730	$(6,416,176)	$29,591,186

	For The Three Months Ended September 30, 2021
	Series A Convertible Preferred		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity

Balance. June 30, 2021	-	-	9,343,671	$9,344	$34,388,700	$(3,220,998)	$31,177,046

Stock based compensation	-	-	-	-	26,111	-	26,111

Net loss for the three months ended September 30, 2021	-	-	-	-	-	(592,845)	(592,845)

Balance September 30, 2021	-	-	9,343,671	$9,344	$34,414,811	$(3,813,843)	$30,610,312

	For The Nine Months Ended September 30, 2021
	Series A Convertible Preferred		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2020	-	-	4,839,448	$4,839	$2,303,815	$(1,868,372)	$440,282

Common stock issued in private placement	-	-	2,715,000	2,715	20,973,629	-	20,976,344

Common stock issued in public offering	-	-	1,577,142	1,578	9,448,019	-	9,449,597

Additional shares issued in connection to reverse split due to rounding	-	-	1,381	1	(1)	-	-

Common stock issued upon exercise of warrants	-	-	210,700	211	1,474,688	-	1,474,899

Stock based compensation	-	-	-	-	214,661	-	214,661

Net loss for the nine months ended September 30, 2021	-	-	-	-	-	(1,945,471)	(1,945,471)

Balance September 30, 2021	-	-	9,343,671	$9,344	$34,414,811	$(3,813,843)	$30,610,312

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2022 and 2021

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

For The Nine Months Ended September 30, 2022 and 2021

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

In August 2022, AmpliTech Group True G Speed Services (“TGSS”) division was formed to enable “true G speeds” to the industry. TGSS’ main function will be to plan and configure 5G radio systems and make them Oran Radio Access Network compliant. TGSS will implement AmpliTech’s low noise amplifier devices in these systems to promote greater coverage, longer range and faster speeds.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2022 and 2021

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2022 and 2021

The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the years ended December 31, 2021 and 2020 included in Form 10-K filed with the SEC filed on March 31, 2022.

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

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments and marketable securities that have original maturities of less than three months, when purchased, to be cash equivalents. As of September 30, 2022, the Company’s cash and cash equivalents were deposited in four financial institutions.

Accounts Receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing.

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change in the future. An allowance of $0 and $39,380 has been recorded at September 30, 2022 and December 31, 2021.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2022 and 2021

Employee Retention Credit

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided an employee retention credit which was a refundable tax credit against certain employment taxes. New legislation amended the employee retention credit to be equal to 70% of qualified wages paid to employees after December 31, 2020, and before January 1, 2022. During calendar year 2021, a maximum of $10,000 in qualified wages for each employee per qualifying calendar quarter may be counted in determining the 70% credit. Therefore, the maximum tax credit that can be claimed by an eligible employer is $7,000 per employee per qualifying calendar quarter of 2021. The Company qualifies for the employee retention credit for quarters that experience a significant decline in gross receipts, defined as quarterly gross receipts that are less than 80 percent of its gross receipts for the same calendar quarter in 2019. The Company qualified for the credit beginning on January 1, 2021 and received credits for qualified wages through June 30, 2021. The Company recorded, as Other Receivable, an employee retention credit totaling $201,215 at December 31, 2021. As of September 30, 2022, $194,615 has been collected.

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

As of September 30, 2022 and December 31, 2021, the reserve for inventory obsolescence was $1,114,000 and $1,031,986, respectively.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2022 and 2021

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2022 and 2021

Investment Policy-Cost Method

Investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not control or have the ability to exercise considerable influence over operating and financial policies. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, adjusted for observable price changes of similar investments of the same issuer. Fair value is not estimated for these investments if there are no identified events or changes in circumstances that may influence the fair value of the investment. Under this method, the Company’s share of the earnings or losses of such investee companies is not included in the consolidated balance sheet or consolidated statements of operations. The Company held $348,250 of investments without readily determinable fair values at September 30, 2022 (see Note 10). These investments are included in other assets on the condensed consolidated balance sheets. There were no indicators of impairment during the nine months ended September 30, 2022.

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

For The Nine Months Ended September 30, 2022 and 2021

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

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of September 30, 2022 contained a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, rebates, discounts, and other adjustments. The estimates of variable consideration are based on historical payment experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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

For The Nine Months Ended September 30, 2022 and 2021

Research and Development

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include consultants, outside service, and supplies.

Research and development costs for the three months ended September 30, 2022 and 2021 were $222,549 and $16,755, respectively. Research and development costs for the nine months ended September 30, 2022 and 2021 were $811,688 and $39,142 respectively. For financial reporting purposes, research and development costs of $16,755 and $39,142 was reclassed from selling and administrative expense for the three and nine months ended September 30, 2021.

Income Taxes

The Company’s deferred tax assets and liabilities for the expected future tax consequences of events have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At September 30, 2022, the Company had no material unrecognized tax benefits.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2022 and 2021

Earnings Per Share

Basic earnings per share (“EPS”) are determined by dividing the net earnings by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. As of September 30, 2022 and 2021, there were 3,599,942 and 3,386,442, respectively, potentially dilutive shares that need to be considered as common share equivalents.  As a result of the net loss, the potentially dilutive shares that need to be considered as common share equivalents for the period ended September 30, 2021 are anti-dilutive.

The computation of weighted average shares outstanding and the basic and diluted earnings per share consisted of the following:

	Net Income (Loss)	Shares	Per Share Amount
For the three months ended September 30, 2022:
Basic EPS	$576,916	9,630,739	$0.06
Effect of dilutive stock options and warrants	-	82,017
Diluted EPS	$576,916	9,712,756	$0.06
For the three months ended September 30, 2021:
Basic EPS	$(592,845)	9,343,671	$(0.06)
Effect of dilutive stock options and warrants	-	-
Diluted EPS	$(592,845)	9,343,671	$(0.06)

	Net Income (Loss)	Shares	Per Share Amount
For the nine months ended September 30, 2022:
Basic EPS	$211,001	9,601,084	$0.02
Effect of dilutive stock options and warrants	-	115,602
Diluted EPS	$211,001	9,716,686	$0.02
For the nine months ended September 30, 2021:
Basic EPS	$(1,945,471)	7,939,008	$(0.25)
Effect of dilutive stock options and warrants	-	-
Diluted EPS	$(1,945,471)	7,939,008	$(0.25)

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2022 and 2021

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2022 and 2021

Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2022 and December 31, 2021, the Company had $12,054,956 and $17,018,874 in excess of the FDIC insured limit, respectively.

The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Therefore, management does not believe significant credit risks exist at September 30, 2022.

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

In June 2016, the FASB issued Accounting Standard Update (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326). This ASU represents a significant change in the ACL accounting model by requiring immediate recognition of management’s estimates of current expected credit losses (CECL). The ASU is effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has not completed its assessment of the standard but does not expect the adoption to have a material impact on our consolidated financial statements.

We do not expect the adoption of these or other recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow.

(3) Revenues

The following table presents sales disaggregated based on geographic regions and for the three and nine months ended:

AmpliTech Inc.

	For the three months ended		For the nine months ended
	Sept. 30,	Sept.30,	Sept. 30,	Sept. 30,
	2022	2021	2022	2021

Domestic sales	$1,620,220	$846,577	$3,767,513	$2,106,717
International sales	384,000	210,019	741,156	447,265
Total sales	$2,004,220	$1,056,596	$4,508,669	$2,553,982

 AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2022 and 2021

	For the three months ended	For the nine months ended
Spectrum	Sept. 30, 2022	Sept. 30, 2022
Domestic sales	$2,015,346	$5,224,385
International sales	1,416,088	5,386,162
Total sales	$3,431,434	$10,610,547

Total sales for the three and nine months ended September 30, 2022 were $5,435,654 and $15,119,216, respectively.

(4) Segment Reporting

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments.

The following table presents summary information by segment for the three months ended September 30, 2022:

	AmpliTech Inc.	Spectrum	Corporate	Total
Revenue	$2,004,220	$3,431,434	-	$5,435,654
Cost of Goods Sold	962,687	1,812,052	-	2,774,739
Net Income (Loss)	(229,462)	999,505	(193,127)	576,916
Total Assets	18,670,329	16,789,819	2,047,114	37,507,262
Depreciation and Amortization	81,661	31,519	-	113,180
Interest Expense, net	5,173	-	4,145	9,318

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2022 and 2021

The following table presents summary information by segment for the nine months ended September 30, 2022:

	AmpliTech Inc.	Spectrum	Corporate	Total
Revenue	$4,508,669	$10,610,547	-	$15,119,216
Cost of Goods Sold	2,447,042	5,649,942	-	8,096,984
Net Income (Loss)	(1,724,208)	2,811,217	(876,008)	211,001
Total Assets	18,670,329	16,789,819	2,047,114	37,507,262
Depreciation and Amortization	198,901	94,559	-	293,460
Interest Expense, net	12,077	-	12,239	24,316

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

For The Nine Months Ended September 30, 2022 and 2021

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

For The Nine Months Ended September 30, 2022 and 2021

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

The following table summarizes the Company’s consolidated results of operations, as well as unaudited proforma consolidated results of operations as though the acquisition had occurred on January 1, 2021:

	For the nine months ended
	September 30, 2021
	As Reported	Pro Forma

Net sales	$2,553,982	$12,605,950
Net income(loss) attributable to common shareholders	(1,945,471)	694,107
Earnings per common share, basic and diluted:
Basic	$(0.25)	$0.08
Diluted	$(0.25)	$0.08

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2022 and 2021

(6) Marketable Securities

The following table is a summary of marketable securities at September 30, 2022:

	Adjusted Cost	Unrealized Gains	Unrealized Loss	Fair Value
Level 1 (1)
Money Market Fund	$1,507,839			$1,507,839
US Treasury Bills	493,110	213		493,323
Total	$2,000,949	213		$2,001,162

Cash and cash equivalents in our marketable securities account at September 30, 2022 was $1,507,839.

(1)	Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

When evaluating an investment for impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of September 30, 2022, the Company does not consider any of its investments to be impaired.

(7) Inventories

The inventory consists of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Raw Materials	$842,539	$609,841
Work-in Progress	355,281	162,072
Finished Goods	6,170,131	4,452,885
Subtotal	$7,367,951	$5,224,798
Less: Reserve for Obsolescence	(1,114,000)	(1,031,986)
Total	$6,253,951	$4,192,812

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2022 and 2021

(8) Property and Equipment

Property and Equipment consisted of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31,2021
Lab Equipment	$2,441,295	$1,893,564
Manufacturing Equipment	129,745	25,000
Automobiles	7,335	7,335
Computer Equipment and Software	203,410	159,315
Leasehold Improvements	78,042	-
Furniture and Fixtures	143,894	27,504
Subtotal	3,003,721	2,112,718
Less: Accumulated Depreciation	(924,738)	(757,430)
Total	$2,078,983	$1,355,288

Depreciation expense for the three months ended September 30, 2022 and 2021 was $75,602 and $33,836, respectively.

Depreciation expense for the nine months ended September 30, 2022 and 2021 was $181,063 and $63,597, respectively.

(9) Intangible Assets

Goodwill

Goodwill is related to the acquisition of Specialty on September 12, 2019 and the acquisition of Spectrum Semiconductor Materials Inc. on December 15, 2021. Goodwill is primarily related to expected improvements and technology performance and functionality, as well sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. Goodwill is generally not amortizable for tax purposes and is not amortizable for financial statement purposes. As of September 30, 2022 and December 31, 2021, goodwill was valued at $4,817,019 respectively.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2022 and 2021

Other Intangible Assets

Intangible assets with an estimated useful life of fifteen and twenty years consisted of the following at September 30, 2022:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life
Trade name	$584,517	$-	$584,517	Indefinite
Customer relationships	2,591,491	165,704	2,425,787	18.24
Intellectual Property	202,771	41,390	161,381	11.96
Total	$3,378,779	$207,094	$3,171,685

Amortization expense for the three months ended September 30, 2022 and 2021 was $37,578 and $10,345 respectively.

Amortization expense for the nine months ended September 30, 2022 and 2021 was $112,397 and $30,698, respectively.

Annual amortization of intangible assets are as follows:

2022	37,579
2023	149,976
2024	149,976
2025	149,976
2026	149,976
Thereafter	1,949,685
$2,587,168

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2022 and 2021

(10) Cost Method Investment

On June 10, 2021, the Company entered into a membership interest purchase agreement with SN2N, LLC for an aggregate purchase price of $350,000, to be paid in four tranches. Each tranche represents a 5% membership interest, and in aggregate a 20% membership interest. SN2N plans to design and manufacture an un-hackable communications channel that creates a new security paradigm; a state-of-the art signal amplification secured by intelligence-community-caliber hardware encryption. AmpliTech would serve as exclusive manufacturer for the low noise amplifier product line used with this encryption technology. On June 15, 2022, an amendment to the membership interest purchase agreement was made to reflect a 19.9% membership interest. In light of this amendment, the Company overpaid by $1,750 for the membership interest and was subsequently reimbursed. As of September 30, 2022, the Company has made an investment of $348,250 for a 19.9% membership interest.

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

As of September 30, 2022 and 2021, the outstanding balance on the line of credit was $0.

The maturity date of the revolving line of credit, which was set to mature in November 2022, has been extended to January 30, 2023. There were no other modifications to the terms of this agreement.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2022 and 2021

(12) Leases

The following was included in our balance sheet as of September 30, 2022:

Operating leases	September 30, 2022

Assets
ROU operating lease assets	$4,346,815

Liabilities
Current portion of operating lease	$575,816
Operating lease, net of current portion	3,918,623
Total operating lease liabilities	$4,494,439

Financing leases
Assets
Property and equipment, gross	$234,036
Accumulated depreciation	(104,045)
Property and equipment, net	$129,991

Liabilities
Current portion of financing lease	$41,865
Financing lease, net of current portion	53,512
Total financing lease liabilities	$95,377

The weighted average remaining lease term and weighted average discount rate at September 30, 2022 were as follows:

Weighted average remaining lease term (years)	September 30, 2022
Operating leases	9.7
Financing leases	3.22
Weighted average discount rate
Operating leases	4.48%
Financing leases	4.70%

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2022 and 2021

Financing Lease

The Company entered into several 60-month lease agreements to finance certain laboratory and office equipment. As such, the Company has accounted for these transactions as a financing lease.

The following table reconciles future minimum financing lease payments to the discounted lease liability as of September 30, 2022:

2022	13,549
2023	36,476
2024	18,755
2025	18,190
2026	11,976
Thereafter	3,992
Total lease payments	102,938
Less imputed interest	(7,661)
Total lease obligations	95,277
Less current obligations	(41,865)
Long-term lease obligations	$53,412

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

On September 12, 2019, the Company entered into a new operating lease agreement to rent office space in Ronkonkoma, NY. This five- year agreement commenced on September 12, 2019 with an annual rent of $90,000 and 3% increase in each successive lease year beginning in 2021. The Company has an option to buy the property during the first two years of the lease for $1,200,000 and then at fair market value for the remainder of the lease term. This option has expired and was not exercised as of September 30, 2022.

On November 27, 2019, the Company entered a 39-month agreement to lease an automobile with a monthly payment of $420.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2022 and 2021

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

The following table reconciles future minimum operating lease payments to the discounted lease liability as of September 30, 2022:

2022	188,550
2023	768,465
2024	765,075
2025	400,321
2026	383,347
Thereafter	3,112,040
Total lease payments	5,617,798
Less imputed interest	(1,123,359)
Total lease obligations	4,494,439
Less current obligations	(575,816)
Long-term lease obligations	$3,918,623

(13) Notes Payable

 Promissory Note:

On September 12, 2019, AmpliTech Group, Inc. acquired Specialty, a privately held company based in Ronkonkoma, NY. The purchase included all inventory, orders, customers, property and equipment, and all intellectual property. The assets also included all eight team members of Specialty. The total consideration paid was $1,143,633, consisting of $668,633 in cash and a $475,000 promissory note with an interest rate of 6%. Beginning November 1, 2019, payment of principal and interest shall be due payable in fifty-nine (59) monthly payments of $9,213 with a final payment due October 1, 2024 of $9,203. As of September 30, 2022, the balance of this promissory note was $207,595. Principal payments of $71,524 along with interest expense of $11,399 was paid during the nine months ended September 30, 2022. The promissory note is secured by certain assets of the Company.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2022 and 2021

Loan Payable:

On September 12, 2019, the Company was approved for a $250,000 equipment leasing facility which was subsequently increased to $500,000. The Company has borrowed against the leasing facility as follows:

•	On December 20, 2019, the Company borrowed $58,192 to be paid over a three-year term with monthly payments of $1,736 at an interest rate of 5.26%. The balance as of September 30, 2022 was $3,451. Principal payments of $15,180 and interest expense of $444 was paid for the nine months ended September 30, 2022.

•	On May 14, 2020, the Company borrowed $27,494 to be paid over a three-year term with monthly payments of $815 at an interest rate of 4.268%. The balance as of September 30, 2022 was $5,620. Principal payments of $7,012 and interest expense of $323 was paid for the nine months ended September 30, 2022.

•	On June 10, 2020, the Company borrowed $41,015 to be paid over a three-year term with monthly payments of $1,216 at an interest rate of 4.278%. The balance as of September 30, 2022 was $9,565. Principal payments of $10,421 and interest expense of $523 was paid for the nine months ended September 30, 2022.

•	On May 6, 2022, the Company borrowed $441,139 to be paid over a three-year term with monthly payments of $13,341 at an interest rate of 5.6%. On June 15, 2022, this equipment order was cancelled resulting in a full refund of $441,139 less interest paid of $6,317. The loan was repaid in August 2022.

In January 2022, the Company purchased machinery for $91,795, applying a deposit of $9,180 and financing the balance of $82,616 over 24 payments at an interest rate of 1.90%. The balance as of September 30, 2022 was $52,002. Principal payments of $30,614 and interest expense of $984 was paid for the nine months ended September 30, 2022.

Future principal payments over the term of the loans as of September 30, 2022 are as follows:

Payments
2022	$36,040
2023	152,592
2024	89,599
Total remaining payments	$278,231

(14) Stockholders’ Equity

The total number of shares of stock this Corporation is authorized to issue shall be five hundred one million (501,000,000) shares, par value $0.001 per share. Our authorized capital stock consists of 500,000,000 shares of common stock and 1,000,000 shares of blank check preferred stock.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2022 and 2021

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

For The Nine Months Ended September 30, 2022 and 2021

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

On May 20, 2022, 30,000 restricted stock units at an exercise price of $1.96 were issued to a board advisor. Vesting will occur in equal quarterly installments of 2,500 shares beginning on May 20, 2022. On May 20, 2022 and August 20, 2022, 2,500 shares of common stock were issued, respectively.

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2022 and 2021

Stock Options:

Below is a table summarizing the changes in stock options outstanding for the nine months ended September 30, 2022:

	Number of	Weighted Average
	Options	Exercise Price ($)
Outstanding at December 31, 2021	305,500	$3.74
Granted	307,000	1.83
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2022	612,500	$2.77
Exercisable at September 30, 2022	612,500	$3.35

As of September 30, 2022, all outstanding stock options were issued according to the Company’s 2020 Plan, and there remains 565,000 shares of common stock available for future issuance under the 2020 Plan.

Stock-based compensation expense related to stock options of $54,630 and $197,121 was recorded for the three and nine months ended September 30, 2022. As of September 30, 2022, the remaining unrecognized compensation cost related to non-vested stock options is $486,225 and is expected to be recognized over 4.45 years. The outstanding stock options have a weighted average remaining contractual life of 4.79 years and a total intrinsic value of $24,000.

Warrants:

Below is a table summarizing the changes in warrants outstanding for the nine months ended September 30, 2022:

	Number of	Weighted Average
	Warrants	Exercise Price ($)
Outstanding at December 31, 2021	3,296,942	$7.86
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2022	3,296,942	$7.83
Exercisable at September 30, 2022	3,296,942	$7.83

Stock-based compensation expense related to warrants of $4,865 and $48,902 was recorded for the three and nine months ended September 30, 2022. As of September 30, 2022, the remaining unrecognized compensation cost related to non-vested warrants is $0. The outstanding warrants have a weighted average remaining contractual life of 3.48 years and a total intrinsic value of $0.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2022 and 2021

Restricted Stock Units:

Below is a table summarizing the changes in restricted stock units outstanding for the nine months ended September 30, 2022:

	Number of	Weighted Average
	RSU’s	Exercise Price ($)
Outstanding at December 31, 2021	-	-
Granted	75,000	$1.97
Exercised	50,000	$1.97
Expired	-	-
Outstanding at September 30, 2022	25,000	$1.96
Exercisable at September 30, 2022	25,000	$1.96

Stock-based compensation expense related to restricted stock units of $4,924 and $100,669 was recorded for the three and nine months ended September 30, 2022. As of September 30, 2022, the remaining unrecognized compensation cost related to non-vested restricted stock units is $46,781. The outstanding restricted stock units have a weighted average remaining contractual life of 2.39 years and a total intrinsic value of $0.

(15) Commitments and Contingencies

On November 19, 2021, AmpliTech Group, Inc. entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Spectrum Semiconductor Materials Inc. (the “Seller” or “SSM”), pursuant to which AmpliTech would acquire substantially all of the assets of the Company (the “Acquisition”). The Acquisition was completed on December 15, 2021.

Within forty (40) days after December 31, 2022, AmpliTech, as stipulated in the Purchase Agreement, will prepare and deliver to Seller a statement setting forth its calculation of Two Years Net Revenues of the business, or the “Revenue Statement”. The Revenues Adjustment shall be an amount equal to 25% of two years net revenues minus $20,000,000. If the Revenues Adjustment is a positive number, Buyer shall pay to Seller an amount equal to the Revenues Adjustment. If the Revenues Adjustment is a negative number, Seller shall pay to Buyer and amount equal to the Revenues Adjustment. The fair value of the revenue adjustment was determined to be $1,365,038 owed to Seller and recorded as a contingent liability as of September 30, 2022 and December 31, 2021.

(16) Subsequent events

The maturity date of the revolving line of credit, which was set to mature in November 2022, has been extended to January 30, 2023. There were no other modifications to the terms of this agreement.

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

In August 2022, AmpliTech Group True G Speed Services (“TGSS”) division was formed to enable “true G speeds” to the industry. TGSS’ main function will be to plan and configure 5G radio systems and make them Open Radio Access Network compliant. TGSS will implement AmpliTech’s low noise amplifier devices in these systems to promote greater coverage, longer range and faster speeds.

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

Results of Operations

For the Three Months Ended September 30, 2022 and September 30, 2021

Revenues

Sales increased from $1,056,596 for the three months ended September 30, 2021 to $5,435,654 for the three months ended September 30, 2022, an increase of $4,379,058 or approximately 414.45%. Sales increased primarily due to the acquisition of Spectrum Microwave, whose sales for the quarter totaled $3,431,434. Sales in the amplifier and related passive microwave components and subsystems division increased by $947,624 or 89.69%, resulting primarily from an increase in military and telecommunication applications.

Cost of Goods Sold and Gross Profit

Cost of Goods Sold increased from $742,983 for the three months ended September 30, 2021 to $2,774,739 for the three months ended September 30, 2022, an increase of $2,031,756 or 273.46%. This increase is directly related to approximately $1,812,052 of additional expense included in cost of goods sold as part of the SSM acquisition, additional hiring of direct labor and an increase in outsourcing because of the increase in sales. As a result, the gross profit was $2,660,915 for the three months ended September 30, 2022 compared to $313,613 for the three months ended September 30, 2021, an increase of $2,347,302 or 748.47%. Overall, gross profit as a percentage of sales increased to 48.95% from 29.68% as a result of the acquisition and the increase in LNA and RF subsystem sales. AmpliTech reported gross profit margin of 51.97% while Spectrum’s gross profit margin was 47.19%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $1,852,345 for the three months ended September 30, 2022 from $833,574 for the first three months ended September 30, 2021, an increase of $1,018,771 or approximately 122.22%. With the acquisition of Spectrum, selling, general and administrative expenses increased by $619,877. Other expenses such as salaries, employee benefits, accounting fees, D&O insurance, stock compensation, trade show expenses and business development expenses have increased as well. Additionally, with the relocation to the new facility, rent and utilities have increased.

Research and Development Expenses

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include consultants, outside service, and supplies.

Research and development costs for the three months ended September 30, 2022 and 2021 were $222,549 and $16,755, respectively.

The increase in research and development of $205,794 or 1228.25% is primarily due to the Company implementing its research and development into the next generation of 5G/6G subsystems for cellular and satellite communications. The Company is in the process of designing and developing antennas and subsystems that will be an integral part of the GPS and 5G infrastructure. These subsystems will enable high-speed, high capacity 5G/6G networks that will be installed into infrastructure for retrofitting and improving connectivity for cellphones, satellites and many other everyday applications.

In addition, AGMDC, the MMIC chip design center in Texas has started to implement several of its proprietary amplifier designs into MMIC components. MMICs are semiconductor chips used in high-frequency communications applications and are widely desired for power amplification solutions to service emerging technologies such as phased array antennas and quantum computing.

Income (Loss) From Operations

As a result of the above, the Company reported income from operations of $586,021 and a loss of $536,716 for the three months ended September 30, 2022 and 2021, respectively.

Other Income (Expenses)

Interest expense increased by $5,476 or 142.53%, when comparing the three months ended September 30, 2022 to the three months ended September 30, 2021.

Due to market fluctuations, the Company recorded an unrealized gain on investments of $213 for the three months ended September 30, 2022 and an unrealized loss of $63,807 for the three months ended September 30, 2021.

Net Income (Loss)

The Company reported net income of $576,916 and a net loss of $592,845 for the three months ended September 30, 2022, and 2021, respectively.

For the Nine Months Ended September 30, 2022 and September 30, 2021

Revenues

Sales increased by $12,565,234 or approximately 491.99%, when comparing sales for the nine months ended September 30, 2021 of $2,553,982 to sales for the nine months ended September 30, 2022 of $15,119,216. Sales increased primarily due to the acquisition of Spectrum Microwave, whose sales for the nine months ended September 30, 2022 was $10,610,547.Amplifier and RF subsystems sales increased by $1,954,687 or 76.53%, because of the demand for RF amplifiers in both the telecommunication and military markets.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by $6,256,220 or 339.87% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. An increase of $5,649,942 is directly related to the acquisition of Spectrum Microwave, with the balance attributable to the increase in direct labor and outsourcing.

Gross profit increased by $6,309,014 or 884.58%, when comparing the first nine months of 2021 to the first nine months of 2022. Overall, gross profit percentage increased from 27.93% to 46.45%, with AmpliTech reporting a gross profit of 45.73% and Spectrum reporting a gross profit of 46.75%.

Selling, General and Administrative Expenses

General and administrative expenses increased from $2,763,292 for the first nine months of 2021 compared to $5,975,440 for the first nine months of 2022, an increase of $3,212,148 or approximately 116.24%. With the acquisition of Spectrum, selling, general and administrative expenses increased by $2,149,388. The Company experienced an increase in parent company expenses, such as stock compensation, accounting fees and DO insurance. Additional increases include salaries and employee benefits. Approximately $154,000 of expense was related to the trade shows that the Company attended in Denver, Washington DC, and Italy.

With the relocation to the new facility, we incurred moving expenses of $43,040, along with the increase in rent expense, utilities, and office expense.

Research and Development Expenses

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include consultants, outside service, and supplies.

Research and development costs for the nine months ended September 30, 2022 and 2021 were $811,688 and $39,142, respectively.

The increase in research and development of $772,546 is a result of the Company implementing its research and development into the next generation of 5G/6G subsystems for cellular and satellite communications. The Company is in the process of designing and developing antennas and subsystems that will be an integral part of the GPS and 5G infrastructure. These subsystems will enable high-speed, high capacity 5G/6G networks that will be installed into infrastructure for retrofitting and improving connectivity for cellphones, satellites and many other everyday applications.

In addition, AGMDC, the MMIC chip design center in Texas has started to implement several of its proprietary amplifier designs into MMIC components. MMICs are semiconductor chips used in high-frequency communications applications and are widely desired for power amplification solutions to service emerging technologies such as phased array antennas and quantum computing.

Income (Loss) From Operations

As a result of the above, the Company reported income from operations of $235,104 for the nine months ended September 30, 2022, compared to the loss from operations of $2,089,216 for the nine months ended September 30, 2021, an overall increase of $2,324,320.

Other Income (Expenses)

Interest expense decreased from $36,840 for the first nine months of 2021 compared to $24,316 for the first nine months of 2022, a decrease of $12,524 or 34.0%. The decrease was primarily due to the repayment of debt.

The Company recorded an unrealized gain on investments of $213 for the nine months ended September 30, 2022 and an unrealized loss on investments of $63,135 for the nine months ended September 30, 2021.

On April 20,2021, the SBA approved the PPP loan forgiveness of $232,200.

The Company also recorded other income of $11,520 for the nine months ended September 30, 2021.

Net Income (Loss)

The Company reported net income of $211,001 for the nine months ended September 30, 2022, compared to a net loss of $1,945,471 for the nine months ended September 30, 2021.

Liquidity and Capital Resources

Operating Activities

The net cash used in operating activities for the nine months ended September 30, 2022 was $3,508,820 resulting primarily from net income and operating changes in accounts receivable, inventories, accounts payable and accrued expenses, operating lease liability and customer deposits.

The net cash used in operating activities for the nine months ended September 30, 2021 was $2,514,509 resulting primarily from the net loss and the operating changes in accounts receivable, inventories, prepaid expenses and the operating lease liability.

Investing Activities

The net cash used in investing activities for the nine months ended September 30, 2022 was $1,287,613, of which $696,253 related to the purchase of equipment, $493,110 for the purchase of marketable securities and $98,250 for our investment in SN2N.

The net cash used in investing activities for the nine months ended September 30, 2021 was $5,413,847 resulting in the purchase of equipment, marketable securities and a 10% membership interest in SN2N.

Financing Activities

The net cash used in financing activities for the nine months ended September 30, 2022 was $167,485 resulting primarily from the repayments of notes payable and finance lease.

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

As of September 30, 2022, we had cash and cash equivalents of $13,054,956 a working capital of $20,170,386 and an accumulated deficit of $6,416,176.

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

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the nine month period ended September 30, 2022, to the items disclosed as critical accounting policies in management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Based on that evaluation, as of September 30, 2022, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

AmpliTech Group, Inc.

Date: November 14, 2022	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Louisa Sanfratello
Louisa Sanfratello Chief Financial Officer (Principal Financial and Accounting Officer)

