Form 10-K
period 2022-12-31
AmpliTech Group, Inc.
filed 2023-03-31
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐     No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $13,849,203.

As of March 26, 2023, the registrant had 9,637,113 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

AMPLITECH GROUP, INC.

ANNUAL REPORT ON FORM 10-K

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company”, or “the Company” are to the combined business of the Company, its subsidiary AmpliTech, Inc. and the Company’s divisions, Specialty Microwave, Spectrum Semiconductor Materials, AmpliTech Group MMIC Design Center and AmpliTech Group True G Speed Services.

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

PART I

ITEM 1. BUSINESS

Business Overview

AmpliTech Group Inc. (“AMPG,” “AmpliTech” or the “Company”), incorporated in 2010 in the state of Nevada, is the parent company of AmpliTech, Inc., and the Company’s divisions, Specialty Microwave, Spectrum Semiconductor Materials, AmpliTech Group MMIC Design Center (“AGMDC”) and AmpliTech Group True G Speed Services (“TGSS”).

AmpliTech, Inc. designs, engineers and assembles micro-wave component-based amplifiers that meet individual customer specifications. Our products consist of Radio Frequency (“RF”) amplifiers and related subsystems, operating at multiple frequencies from 50kHz to 44GHz, including low noise amplifiers (“LNA”), medium power amplifiers, cryogenic amplifiers, and custom assembly designs for the global satellite communications, telecom (5G & IoT), space, defense, and quantum computing markets. We also offer non-recurring engineering services on a project-by-project basis, for a predetermined fixed contractual amount, or on a time plus material basis. We have both domestic and international customers in such industries as aerospace, governmental, defense and commercial satellite.

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

In 2021, the Company opened AGMDC, a monolithic microwave integrated circuits (“MMIC”) chip design center, in Texas and has started to implement several of its proprietary amplifier designs into MMIC components. MMICs are semiconductor chips used in high-frequency communications applications. MMICs are widely desired for power amplification solutions to service emerging technologies, such as phased array antennas and quantum computing. MMICs carry a smaller footprint enabling them to be incorporated into a broader array of systems while reducing costs.  AGMDC designs, develops and manufactures state-of-the-art signal processing components for satellite and 5G communications networks, defense, space and other commercial applications, allowing the Company to market its products to wider base of customers requiring high technology in smaller packages.

In August 2022, AmpliTech Group True G Speed Services (“TGSS”) division was formed to enable “true G speeds” to the industry.  TGSS’ main function will be to plan and configure 5G radio systems and make them O-RAN compliant.  TGSS will implement AmpliTech’s low noise amplifier devices in these systems to promote greater coverage, longer range and faster speeds.

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

In August 2022, TGSS division was formed to enable “true G speeds” to the industry.  TGSS’ main function will be to plan and configure 5G radio systems and make them O-RAN compliant.  TGSS will implement AmpliTech’s low noise amplifier devices in these systems to promote greater coverage, longer range and faster speeds.

The COVID-19 Pandemic

The COVID-19 pandemic had disrupted and affected our business operations, which has led to business and supply chain disruptions. The lingering effects of the pandemic are likely to continue to disrupt our business and supply chain in the future. For example, our offices and R&D and manufacturing locations had been, and may continue to be, impacted due to national and regional government declarations requiring closures, quarantines, and travel restrictions, although nearly all government-imposed restrictions have been significantly reduced in most parts of the world. However, given the unpredictable nature of COVID-19 and its variants, it is difficult, if not impossible, to predict, whether any government-imposed restrictions will be reimposed at previous levels or enhanced in one or more ways impacting our business operations or those of third parties upon which we rely. The COVID-19 pandemic, including associated business interruptions and recovery, as well as other possible epidemics or outbreaks of other contagions could result in a material adverse impact on our or our current or anticipated customers’ or suppliers’ business operations, including reduction or suspension of operations in the U.S. or other parts of the world. Our design and engineering operations, among others, cannot all be conducted remotely and often require on-site access to materials and equipment. We have customers, suppliers, and partners with international operations, and our customers, suppliers, and partners also depend on suppliers and manufacturers worldwide, which means that our business and prospects could be affected by the lingering effects of the COVID-19 pandemic anywhere in the world. Depending upon the duration of the lingering effects of the COVID-19 pandemic and the associated business interruptions, our customers, suppliers, manufacturers, and partners may suspend or delay their engagements with us. We and our customers’ and suppliers’ response to the lingering effects of the COVID-19 pandemic may prove to be inadequate and they may be unable to continue their respective operations in the manner they had prior to the outbreak or the worsening of the outbreak, and we may consequently endure interruptions, reputational harm, delays in our product development, and shipments, all of which could have an adverse effect on our business, operating results, and financial condition. In addition, we cannot assure you as to the timing of the economic recovery given the lingering effects of the pandemic, which could have a material adverse effect on our target markets and our business.

Our Products and Services

Our core AmpliTech Inc. division offers products consisting of connectorized RF amplifiers and related subsystems, operating at frequencies from 50kHz to 44GHz, including low noise amplifiers, medium power amplifiers, cryogenic amplifiers, and custom assembly designs for the aerospace, governmental, defense and commercial satellite markets.

Our fully operational AGMDC division in Texas has successfully transferred our proprietary technology from connectorized products into monolithic microwave integrated circuits, (MMICs) and already offering in chip form, LNA’s, power amplifiers, filters, attenuators, thru lines and has the ability to provide custom design projects.

In connection with the acquisition of our Specialty Microwave Division (SMW), we began designing and manufacturing passive microwave components and related subsystems that meet individual customer specifications for both domestic and international customers.

Our SSM division is a globally authorized distributor of integrated circuit (IC) packaging and lids for semiconductor device assembly, prototyping, testing, and production requirement.

Through our AmpliTech TGSS division, we are actively developing and currently manufacturing our newest product line of Open Radio Unit For Sub 6GHz expecting full deployments in late 2023, early 2024 fiscal year. This new phase array product supports 3.4-4.0 GHz and 2.496-2.69 GHz, with 8 x 4 x 2 = 64 Active Phased Array Elements. It is Digital Beam Forming Compliant With O-RAN/Keysight O-DU. This product uses proprietary technology comprised of existing core LNA products as well as MMICs from our newly launched AGMDC in Texas.

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

IC Packaging

Integrated circuit (“IC”) packaging is the case or enclosure that contains the semiconductor device, protecting it from corrosion or physical damage. The IC packaging also supports the electrical contacts, which connect the semiconductor device to a circuit board. IC packaging often gets sealed with lids, which creates an airtight seal to prevent contaminants, particles, liquids, or gases from entering the packaging to ensure the proper operation of the device. The Company offers multiple IC packaging and lids product lines according to desired product specifications, device performance, dimensions, resistances, and tolerances.

Our Technology

Our products are supported by hybrid design topologies that create highly linear RF products that amplify and transform signals with minimal addition of noise, achieving high Signal to Noise Ratio (“SNR”) and increased receiver sensitivity and range, at a low cost and low power consumption. Our hybrid design topologies include:

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

Research and Development

To date, our research and development activities have primarily been conducted on new product designs to the extent as requested by the customers. The cost of our research and development activities is incorporated into the unit selling prices and, as such, is borne directly by the customers. In addition to the research and development for our customers, we invest in research and development for new products on emerging technologies such as 5G/6G, cybersecurity, MMICs, IoT and wireless products for the future. Research and development costs for the years ended December 31, 2022 and 2021 were $1,024,127 and $1,833,399, respectively.

Industry and Competition

Market Overview

We operate our business in the industry of high-power RF semiconductors. We believe that the RF semiconductor industry has the following features:

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

Complements original equipment manufacturer, or OEM, design, and manufacturing capabilities.

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

Competition

We face competition in the amplifier industry from many established players. Some of our competitors have longer operating histories and significantly greater financial, research and development, marketing and other resources than us. As a result, some of these competitors can devote greater resources to the development, promotion, sale and support of their products. These competitors may also provide discounted pricing on their products to gain market share. In addition, consolidation in the amplifier industry could intensify the competitive pressures that we face. Many of our existing and potential competitors may be better positioned than we are to acquire other companies, technologies or products. We compete based on technology, cost, and design flexibility.

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

Manufacturing and Distribution

On April 1, 2022, we relocated our manufacturing facility and corporate office to Hauppauge, New York, while maintaining our distribution center in San Jose, California, and our MMIC design center in Plano, Texas.  Our manufacturing process in Hauppauge involves the assembly of numerous individual components and precise fine-tuning by production technicians.  Our new manufacturing facility more than triples our capacity and still has room for expansion. With our already established supply chain, internal capacity and local contract manufacturing sources, we expect to have sufficient capacity to process small and large size orders (thousand + units per month).

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

Raw Materials

We purchase a variety of raw materials, primarily consisting of high temperature alloy sheet metal and castings, forgings, pre-plated metals and electrical components from various vendors. The materials used by our operations are generally available from several sources and in sufficient quantities to meet current requirements subject to normal lead times. However, recent cost inflation and potential supply chain disruptions resulting from the novel coronavirus COVID-19 pandemic may lead to higher material costs in fiscal 2023. Additionally, we are subject to rules promulgated by the Securities Exchange Commission pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding the use of certain materials (tantalum, tin, gold and tungsten), known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries. These rules may impose additional costs and may introduce new risks related to our ability to verify the origin of any conflict minerals used in our products.

Suppliers

Our material consists of purchased component parts used in our assembly process or distributed.  The following table describes supplier concentration based upon the percentage of materials purchased from each supplier for 2022:

Supplier A	$4,575,688	44.15%
Supplier B	3,036,215	29.29%
Supplier C	901,155	8.70%
Supplier D	421,027	4.06%
Supplier E	122,030	1.18%
All other suppliers (approximately 104)	1,308,461	12.62%
Total	$10,364,576	100%

Marketing

We employ an aggressive and focused approach to market our products, at various venues including trade shows, strategic alliances, websites and trade magazines. We target specific types of customers such as system integrators, defense contractors, cellular and wireless service providers but it should be noted that we are also focused on expanding our customer base to include users of consumer applications and products.   We continue our online and print ads as well as our virtual meetings and conferences.

In February 2018, the Company entered into an advisory agreement with Sunbiz Holding Corp to promote market awareness in Asia and the Middle East. The advisory agreement had been extended for additional two years ending in 2022.

Trade Shows

We attend trade shows such as MTTS (Microwave Theory and Techniques Show), IMS (International Microwave Symposium), European Microwave Symposium, SATCON, MILCOM and the American Institute of Physics Exhibit (APS). We also sponsor some trade shows to gain recognition and presence.

Strategic Alliances

We explore opportunities with global OEMs by seeking out strategic alliances that improve sales and presence in the marketplace and expand our product line and capabilities, thereby broadening our customer base.

Website

We maintain a dynamic website to capture more business via worldwide customer searches for our products on the internet. Our website is available at www.amplitechinc.com.

Trade Magazines

We advertise our products in Microwave Product Digest and Microwave Journal.

Customers

We serve a diverse customer base located primarily in the United States, Europe and South Asia, in the aerospace, governmental defense, commercial satellite and wireless industries. Some of our customers include Viasat, L3 Harris Technologies, Raytheon, Mercury Systems, Cett Technology and Universal Enterprise. As of December 31, 2022, there was one customer that accounted for 18% of our total revenue. We have both direct and indirect relationships with these customers domestically and abroad via exclusive and non-exclusive sales representatives.

Government Regulation

We are subject to the local, state and national laws and regulations of the jurisdictions where we operate that affect companies generally, including laws and regulations around commerce, intellectual property, trade,  health and safety, commerce and contracts, privacy and communications, consumer protection, web services, tax, and state corporate laws and securities laws; and specifically those conducting business of electronics, many of which are still evolving and could be interpreted in ways that could harm our business. Existing and future laws and regulations may impede our growth. These regulations and laws may change over time. Unfavorable regulations and laws could diminish the demand for our products and services and increase our cost of doing business.

In addition, our operations are subject to extensive, and frequently changing, federal, state and local environmental laws and substantial related regulation by government agencies, including the Environmental Protection Agency. Among other matters, these regulatory authorities impose requirements that regulate the operation, handling, transportation and disposal of hazardous materials; protect the health and safety of workers; and require us to obtain and maintain licenses and permits in connection with our operations. This extensive regulatory framework imposes significant compliance burdens and risks on us. Notwithstanding these burdens, we believe that we are in material compliance with all federal, state and local environmental laws and regulations governing our operations.

There has been no material adverse effect to our consolidated financial statements nor competitive positions because of these government and environmental regulations.

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

Employees

As of March 26, 2023, we have thirty-six (36) full time and four (4) part-time employees. From time to time, we may hire additional workers on a contract basis as the need arises.

ITEM 1A. RISK FACTORS

RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider all of the risks described below, together with the other information contained in this report, including the financial statements, before making a decision to invest in our common stock. If any of the following events occur, our business, financial condition and operating results may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

Risks Relating to our Business

Our revenue, earnings, margins and other operating results have fluctuated significantly in the past and may fluctuate significantly in the future. If demand for our products fluctuates, because of economic conditions or for other reasons, our revenue and profitability could be impacted. Our future operating results will depend on many factors affecting our new market segments, including the following, many of which are out of our control: the continued market acceptance of our current and new products for 5G, cryogenic quantum computing, internet of things (IoT) and MMICs. Although hard to predict under the current global environment, we believe our core LNA product line, as well as Spectrum Semiconductor Material product lines will continue to be in demand and generate top line and cash flow to sustain ongoing activities without the need of additional funding for fiscal year 2023.

Our business could be materially and adversely affected by the lingering impact of the global COVID-19 pandemic or other epidemics and outbreaks. The COVID-19 pandemic had disrupted and affected our business operations, which has led to business and supply chain disruptions. The lingering effects of the pandemic are likely to continue to disrupt our business and supply chain in the future. For example, our offices and R&D and manufacturing locations had been, and may continue to be, impacted due to national and regional government declarations requiring closures, quarantines, and travel restrictions, although nearly all government-imposed restrictions have been significantly reduced in most parts of the world. However, given the unpredictable nature of COVID-19 and its variants, it is difficult, if not impossible, to predict, whether any government-imposed restrictions will be reimposed at previous levels or enhanced in one or more ways impacting our business operations or those of third parties upon which we rely. The COVID-19 pandemic, including associated business interruptions and recovery, as well as other possible epidemics or outbreaks of other contagions could result in a material adverse impact on our or our current or anticipated customers’ or suppliers’ business operations, including reduction or suspension of operations in the U.S. or other parts of the world. Our design and engineering operations, among others, cannot all be conducted remotely and often require on-site access to materials and equipment. We have customers, suppliers, and partners with international operations, and our customers, suppliers, and partners also depend on suppliers and manufacturers worldwide, which means that our business and prospects could be affected by the lingering effects of the COVID-19 pandemic anywhere in the world. Depending upon the duration of the lingering effects of the COVID-19 pandemic and the associated business interruptions, our customers, suppliers, manufacturers, and partners may suspend or delay their engagements with us. We and our customers’ and suppliers’ response to the lingering effects of the COVID-19 pandemic may prove to be inadequate and they may be unable to continue their respective operations in the manner they had prior to the outbreak or the worsening of the outbreak, and we may consequently endure interruptions, reputational harm, delays in our product development, and shipments, all of which could have an adverse effect on our business, operating results, and financial condition. In addition, we cannot assure you as to the timing of the economic recovery given the lingering effects of the pandemic, which could have a material adverse effect on our target markets and our business.

The Company is dependent on the global supply chain and has experienced supply chain constraints, as well as increased costs on components and shipping resulting from the COVID-19 pandemic. The Company has experienced supply chain constraints resulting from the COVID-19 pandemic, which has slowed down production and will negatively impact the timing of deploying ASRs (Available Supply Rate) to our clients. These supply constraints include, but are not limited to, semiconductor shortages as well as shortages of certain commodities. Extended lead times on certain parts as well as a lack of immediate availability may delay our ability to deploy ASRs, and consequently, may delay our ability to recognize revenue. In addition, the Company has also faced increased costs of components and freight resulting from COVID-19. Further, current, or future governmental policies may increase the risk of inflation, which could further increase the costs of raw materials and components for our business. Similarly, if costs of goods continue to increase, our suppliers may seek price increases from us. If we are unable to mitigate the impact of supply chain constraints and inflationary pressure through price increases or other measures, our results of operations and financial condition could be negatively impacted. Even if we can raise the prices of our products, consumers might react negatively to such price increases, which could have a material adverse effect on, among other things, our brand, reputation, and sales. If our competitors substantially lower their prices, we may lose customers and mark down prices. Our profitability may be impacted by lower prices, which may negatively impact gross margins. Even though we are working to alleviate supply chain constraints through various measures, we are unable to predict the impact of these constraints on the timing of revenue and operating costs of our business in the near future. Raw material supply shortages and supply chain constraints, including cost inflation, have impacted and could continue to negatively impact our ability to meet increased demand, which in turn could impact our net sales revenues and market share. The increased cost of components and freight as well as ongoing delays in production are likely to have an impact on sales and profitability throughout 2023 as well as 2024.

In 2022, the Company depended on one customer as a major source of the Company’s current revenues; in the future, if the Company has one or a few major customers, the loss of such customers may have a material adverse effect on the Company’s operating results. Currently, one customer is responsible for 18.41% of the Company’s total sales for the year ended December 31, 2022. As of December 31, 2021, there were two customers that each accounted for 25.98% and 10.60% of our total revenue, respectively. The percentage of the Company’s sales to the Company’s major customers may fluctuate from period to period, and the Company’s principal customers may also vary from year to year. Significant reduction in sales to any of the major customers, or the loss of a major customer, could have a material adverse effect on the results of operations and financial condition.

Our market is very competitive. If we fail to compete successfully, our business and operating results will suffer. We face significant competition in the amplifier industry from both established and emerging players such as Lucix, Erzia, and Narda-Miteq. Some of our competitors have longer operating histories and significantly greater financial, research and development, marketing and other resources than us. As a result, some of these competitors can devote greater resources to the development, promotion, sale and support of their products. These competitors may also provide discounted pricing on their products to gain market share. In addition, consolidation in the amplifier industry could intensify the competitive pressures that we face. Many of our existing and potential competitors may be better positioned than we are to acquire other companies, technologies or products.

Some of our customers may also maintain diverse supplier bases to enhance competition and maintain multiple providers of amplifier products. Our ability to increase order sizes from these customers and maintain or increase our market share would be constrained by these policies. In addition, any decline in quality or availability of our products or any increase in the number of suppliers that such a customer use may decrease demand for our products and adversely affect our operating results, business and prospects.

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

Failure to remediate a material weakness in internal accounting controls could result in material misstatements in our financial statements. Our management has identified material weaknesses in our internal control over financial reporting related to lack of segregation of duties resulting from our limited personnel and ineffective control over financial statement disclosure as controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements and has concluded that, due to such material weakness, our disclosure controls and procedures were not effective as of December 31, 2022. If not remediated, or if we identify further material weaknesses in our internal controls, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

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

In addition, our ability to make scheduled payments or refinance our obligations depends on our successful financial and operating performance, cash flows and capital resources, which in turn depend upon prevailing economic conditions and certain financial, business and other factors, many of which are beyond our control. These factors include, among others:

•	economic and demand factors affecting our industry;

•	pricing pressures;

•	increased operating costs;

•	competitive conditions; and

•	other operating and financial difficulties

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. If we are required to dispose of material assets or operations to meet our debt service and other obligations, the value realized on such assets or operations will depend on market conditions and the availability of buyers. Accordingly, any such sale may not, among other things, be for a sufficient dollar amount. Certain of our obligations are secured by a security interest in all our assets. The foregoing encumbrances may limit our ability to dispose of material assets or operations. We also may not be able to restructure our indebtedness on favorable economic terms, if at all.

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

Moreover, securities markets may from time-to-time experience significant price and volume fluctuations for reasons unrelated to operating performance of companies, such as rising inflation and interest rates and the rapidly developing conflict in Ukraine. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

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

Because Fawad Maqbool, our Chairman controls a significant number of shares of our voting capital stock, he has the ability to influence actions requiring stockholder approval. As of the date of this report, Fawad Maqbool, our Chairman, President Chief Executive Officer, held 28.69% of our outstanding shares of common stock. As a result, Mr. Maqbool has the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, Mr. Maqbool has the ability to influence the management and affairs of our company. Accordingly, any investors who purchase shares will likely be minority shareholders and as such will have little to no say in the direction of us and the election of directors. Additionally, this concentration of ownership might harm the market price of our common stock by:

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

ITEM 2. PROPERTIES

As of April 1, 2022, our principal executive office is located at 155 Plant Avenue, Hauppauge, NY. The property at this location is leased by the Company at a monthly rental expense of $28,854 for a term of seven years and two months. The yearly base rent of $346,248 shall increase at a rate of 2.75% per year to begin on the first anniversary of the lease commencement date and each year thereafter.  In the event the landlord decides to sell the property, the Company shall have the right of first offer to purchase subject property.  Our wholly owned subsidiary, AmpliTech, Inc., and the Company’s divisions, Specialty Microwave and TGSS, also operate out of our principal executive office.  This property is used for administrative offices and for manufacturing.

On September 15, 2019, the Company entered a five- year lease on property located at 120 Raynor Avenue, Ronkonkoma, NY with an option to buy the property during the first two years of the lease for $1.2 mm and then at fair market value for the remainder of the lease term. The option to buy the property has expired and was not exercised. The lease commenced with a monthly rental expense of $7,500, with annual rent increases by 3% in each successive lease year beginning on January 1, 2021. This property was used by Specialty Microwave for manufacturing and engineering services during 2022.  We plan to sublease this property in 2023 while still utilizing a portion of the building for some manufacturing and storage.

On December 15, 2021, the Company assumed the SSM lease agreement for office and warehouse space in San Jose, CA, with the same lease terms and conditions as previously stipulated in the lease agreement prior to the lease assumption. The lease term will expire on January 31, 2025, with a monthly base rent of $24,234 for the first 12 months and increase by approximately 3% every year.

As of December 31, 2022, all the facilities described above were in good operating condition, well maintained and in regular use. We believe that our existing facilities are sufficient to meet our operational needs for the foreseeable future.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Up through February 16, 2021, our common stock traded on the over-the-counter market and was quoted on the OTCQB market under the symbol “AMPG”. Our common stock and warrants have been approved for listing on the NASDAQ Capital Market, or NASDAQ, under the symbols “AMPG” and “AMPGW”, respectively, and commenced trading on the NASDAQ on February 17, 2021.  All shares’ amounts have been retroactively re-stated to reflect the reverse split.

Holders

As of March 26, 2023, there were 43 holders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

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

Non-GAAP Financial Measures

We believe that presenting non-GAAP financial measures provides management and investors useful measures to evaluate performance and trends of the total company and its businesses. This includes adjustments in recent periods to GAAP financial measures to increase period-to-period comparability following actions to strengthen our overall financial position and how we manage our business.

Business Overview

AmpliTech Group Inc. (“AMPG,” “AmpliTech” or the “Company”), incorporated in 2010 in the state of Nevada, is the parent company of AmpliTech, Inc., and the Company’s divisions Specialty Microwave, Spectrum Semiconductor Materials, AmpliTech Group MMIC Design Center (“AGMDC”) and AmpliTech Group True G Speed Services.

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

In August 2022, AmpliTech Group True G Speed Services (“TGSS”) division was formed to enable “true G speeds” to the industry.  TGSS’ main function will be to plan and configure 5G radio systems and make them O-RAN compliant.  TGSS will implement AmpliTech’s low noise amplifier devices in these systems to promote greater coverage, longer range and faster speeds.

The COVID-19 pandemic had disrupted and affected our business operations, which has led to business and supply chain disruptions. The lingering effects of the pandemic are likely to continue to disrupt our business and supply chain in the future. For example, our offices and R&D and manufacturing locations had been, and may continue to be, impacted due to national and regional government declarations requiring closures, quarantines, and travel restrictions, although nearly all government-imposed restrictions have been significantly reduced in most parts of the world. However, given the unpredictable nature of COVID-19 and its variants, it is difficult, if not impossible, to predict, whether any government-imposed restrictions will be reimposed at previous levels or enhanced in one or more ways impacting our business operations or those of third parties upon which we rely. The COVID-19 pandemic, including associated business interruptions and recovery, as well as other possible epidemics or outbreaks of other contagions could result in a material adverse impact on our or our current or anticipated customers’ or suppliers’ business operations, including reduction or suspension of operations in the U.S. or other parts of the world. Our design and engineering operations, among others, cannot all be conducted remotely and often require on-site access to materials and equipment. We have customers, suppliers, and partners with international operations, and our customers, suppliers, and partners also depend on suppliers and manufacturers worldwide, which means that our business and prospects could be affected by the lingering effects of the COVID-19 pandemic anywhere in the world. Depending upon the duration of the lingering effects of the COVID-19 pandemic and the associated business interruptions, our customers, suppliers, manufacturers, and partners may suspend or delay their engagements with us. We and our customers’ and suppliers’ response to the lingering effects of the COVID-19 pandemic may prove to be inadequate and they may be unable to continue their respective operations in the manner they had prior to the outbreak or the worsening of the outbreak, and we may consequently endure interruptions, reputational harm, delays in our product development, and shipments, all of which could have an adverse effect on our business, operating results, and financial condition. In addition, we cannot assure you as to the timing of the economic recovery given the lingering effects of the pandemic, which could have a material adverse effect on our target markets and our business.

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

Results of Operations

As of December 31, 2022, the Company had a working capital of $20,330,766 and an Accumulated Deficit of $7,304,284. The Company recorded a net loss of $677,107 and $4,758,805 for the years ended December 31, 2022 and December 31, 2021, respectively.

For Years Ended December 31, 2022 and December 31, 2021

Revenues

Sales increased from $5,275,434 for the year ended December 31, 2021 to $19,394,492 for the year ended December 31, 2022, an increase of $14,119,058 or approximately 267.64%. Sales increased primarily due to the acquisition of Spectrum Microwave, whose sales for the year totaled $13,524,740. Sales in the amplifier and related passive microwave components and subsystems division increased by $2,479,861 or 73.15%, primarily in the telecommunication applications.  In addition, AGMDC generated $138,000 of revenue during 2022.

Cost of Goods Sold and Gross Profit

Cost of Goods Sold increased to $10,469,628 in 2022 from $3,982,797 in 2021, an increase of $6,486,831 or approximately 162.87%. This increase is directly related to the additional expenses included in cost of goods sold as part of the acquisition of SSM. Costs of goods sold for SSM include cost of product sold, cost associated with packaging and assembly, shipping, cost of personnel, quality assurance and write downs of inventories. We also hired personnel and increased our outsourcing to help oversee production and help meet company growth objectives.   As a result, the gross profit was $8,924,864 for 2022 compared to $1,292,637 for 2021, an increase of $7,632,227 or 590.44%. Gross profit as a percentage of sales increased to 46.02% from 24.50% because of the acquisition and the increase in LNA sales with higher profit margins.  Spectrum reported gross profit margin of 46.67% while AmpliTech gross profit margin was 44.51%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $7,631,250 in 2022 from $4,564,658 in 2021, an increase of $3,066,592, or approximately 67.18%. The Company experienced an increase in parent company expenses, such as accounting fees, IR/PR, D&O insurance and key man life insurance.  With the acquisition of Spectrum, payroll, employee benefits, insurance and facility costs have increased as well as other general and administrative costs due to the integration of both companies. Other expenses such as salaries, employee benefits, payroll taxes, trade show expense and business development have increased.  With the relocation to the new facility in April 2022, we incurred moving expenses and an increase in office supplies, rent, and utilities.

Goodwill impairment

As of December 31, 2022, goodwill related to the acquisition of Specialty was deemed impaired in the amount of $120,136.

Research and Development Expenses

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include consultants, outside service, and supplies.

The Company is continuing its research and development into the next generation of 5G/6G subsystems for cellular and satellite communications. The Company is in the process of designing and developing antennas and subsystems that will be an integral part of the GPS and 5G infrastructure. These subsystems will enable high-speed, high capacity 5G/6G networks that will be installed into infrastructure for retrofitting and improving connectivity for cellphones, satellites and many other everyday applications. This new product line is expected to be released to market late 2023, early 2024 fiscal year.

In 2021, the Company opened AGMDC, a MMIC chip design center in Texas and has started to implement several of its proprietary amplifier designs into MMIC components. MMICs, or monolithic microwave integrated circuits, are semiconductor chips used in high-frequency communications applications. MMIC’s are widely desired for power amplification solutions to service emerging technologies such as phased array antennas and quantum computing. MMIC’s carry a smaller footprint enabling them to be incorporated into a broader array of systems while reducing costs by eliminating connectors and skilled labor. AGMDC generated $138,000 of revenue during 2022.

Research and development costs for the years ended December 31, 2022 and 2021 were $1,024,127 and $1,833,399, respectively.  Research and development expenses have decreased by $809,272, or by 44.14% as we were negotiating contracts for our ORAN compliant radio system.

Income (Loss) From Operations

As a result of the above, the Company has income from operations of $149,351 and a loss from operations of $5,105,420 for the year ended December 31, 2022 and 2021, respectively.

Other Income (Expenses)

As part of the acquisition of Spectrum Microwave, the purchase agreement contained a revenue adjustment. The revenue adjustment was determined to be an amount equal to 25% of two years net revenues minus $20,000,000.  The fair value of the revenue adjustment was determined to be $2,180,826 an increase of $815,788 as previously recorded in December 31, 2021 and recorded as loss on contingent revenue earnout for the year ended December 31, 2022.

Due to market fluctuations, the Company recorded an unrealized gain on investments of $2,343.

Interest expense decreased from $42,806 to $13,013, or 69.60%, when comparing the year ended December 31, 2022 to the year ended December 31, 2021. The decrease was primarily due to the repayment of debt.

On April 20, 2021, the SBA approved the forgiveness of the Company’s PPP loan of $232,200.

The Company recorded $201,215 for the Employee Retention Credit as other income as well $53,868 of dividend income during 2021.

Realized loss on investments reflects realized loss of $181,063 netted against realized gains of $83,201.

Net Loss

The Company reported a net loss of $677,107 and $4,758,805 in 2022 and 2021, respectively.

Liquidity and Capital Resources

Operating Activities

The net cash used in operating activities for the year ended December 31, 2022 was $3,425,246 resulting primarily from net loss and the operating changes in accounts receivable, inventories, prepaid expenses, accounts payable and accrued expenses as well as customer deposits and operating lease liability.

The net cash used in operating activities for the year ended December 31, 2021 was $2,199,013 resulting primarily from net loss and the operating changes in accounts receivable and other receivable, prepaid expenses, security deposits and the operating lease liability.

Investing Activities

The net cash used in investing activities for the year ended December 31, 2022 was $1,079,183 for the purchase of property and equipment, marketable securities and investing in SN2N.

The net cash used in investing activities for the year ended December 31, 2021 was $10,608,806.

The Company paid cash for the acquisition of Spectrum Semiconductor Materials, invested $250,000 in SN2N, purchased property and equipment and sold marketable securities.

Financing Activities

The net cash used in financing activities for the year ended December 31, 2022 was $224,223, for the repayment of financing lease liabilities and notes payable.

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

As of December 31, 2022, we had cash and cash equivalents of $13,290,222 a working capital of $20,330,766 and an accumulated deficit of $7,304,284.

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

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of December 31, 2022, the Company’s cash and cash equivalents were deposited in four financial institutions.

Accounts Receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing.

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change in the future. An allowance of $0 and $39,380 has been recorded at December 31, 2022 and 2021, respectively.

Employee Retention Credit

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided an employee retention credit which was a refundable tax credit against certain employment taxes. New legislation amended the employee retention credit to be equal to 70% of qualified wages paid to employees after December 31, 2020, and before January 1, 2022. During calendar year 2021, a maximum of $10,000 in qualified wages for each employee per qualifying calendar quarter may be counted in determining the 70% credit. Therefore, the maximum tax credit that can be claimed by an eligible employer is $7,000 per employee per qualifying calendar quarter of 2021. The Company qualifies for the employee retention credit for quarters that experience a significant decline in gross receipts, defined as quarterly gross receipts that are less than 80 percent of its gross receipts for the same calendar quarter in 2019. The Company qualified for the credit beginning on January 1, 2021 and received credits for qualified wages through June 30, 2021. During the year ended December 31, 2021, the Company recorded an employee retention credit totaling $201,215, which was collected in 2022.

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

As of December 31, 2022 and 2021, the reserve for inventory obsolescence was $1,128,000 and $1,031,986, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Property and equipment are depreciated as follows:

Description	Useful Life	Method
Office equipment	3 to 10 years	Straight-line
Machinery and equipment	7 to 10 years	Straight-line
Computer equipment and software	1 to 7 years	Straight-line
Vehicles	5 years	Straight-line
Leasehold improvements	7 years	Straight-line

Long-lived assets

The Company reviews its property and equipment and right-of-use (“ROU”) assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. The test for impairment is required to be performed by management upon triggering events. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. There were no impairments of long-lived assets for the years ended December 31, 2022 and 2021.

Intangible assets

The Company periodically evaluates the reasonableness of the useful lives of these assets. These assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows or other valuation techniques. The Company has no intangibles with indefinite lives. There were no impairments of intangible assets for the years ended December 31, 2022 and 2021.

Goodwill

We follow the acquisition method of accounting to record the assets and liabilities of acquired businesses at their estimated fair value at the date of acquisition. We initially record goodwill for the amount the consideration transferred exceeds the acquisition-date fair value of net identifiable assets acquired.

We test goodwill for impairment at a level within the Company referred to as the reporting unit, which is our business segment level or one level below the business segment. We test our goodwill for impairment annually on December 31, or under certain circumstances more frequently, such as when events or circumstances indicate there may be impairment. Such events or circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, reorganizations of our business or the disposal of all or a portion of a reporting unit.

To test goodwill for impairment, we may perform both qualitative and quantitative assessments. If we elect to perform a qualitative assessment for a certain reporting unit, we evaluate events and circumstances impacting the reporting unit to determine the probability that goodwill is impaired. If we perform a quantitative assessment for a certain reporting unit, we calculate the fair value of that reporting unit and compare the fair value to the reporting unit’s net book value. We estimate fair values of our reporting units based on projected cash flows, and sales and/or earnings multiples applied to the latest twelve months’ sales and earnings of our reporting units. Projected cash flows are based on our best estimate of future sales, operating costs and balance sheet metrics reflecting our view of the financial and market conditions of the underlying business; and the resulting cash flows are discounted using an appropriate discount rate that reflects the risk in the forecasted cash flows.

If we determine it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, we measure any loss from an impairment by comparing the fair value of each reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired, and an impairment loss is recognized in an amount equal to that excess. Goodwill impairments for the years ended December 31, 2022 and 2021, were $120,136 and $0, respectively.

Investment Policy-Cost Method

Investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not control or have the ability to exercise considerable influence over operating and financial policies. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, adjusted for observable price changes of similar investments of the same issuer. Fair value is not estimated for these investments if there are no identified events or changes in circumstances that may influence the fair value of the investment. Under this method, the Company’s share of the earnings or losses of such investee companies is not included in the consolidated balance sheet or consolidated statements of operations. The Company held $348,250 of investments without readily determinable fair values at December 31, 2022 (see Note 10). These investments are included in other assets on the consolidated balance sheets. There were no indicators of impairment during the year ended December 31, 2022.

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

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of December 31, 2022 contained a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, rebates, discounts, and other adjustments. The estimates of variable consideration are based on historical payment experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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

Cost of Sales

We include product costs such material, direct labor, overhead costs, production-related depreciation expense, outside labor and production supplies in cost of sales.

Shipping and Handling

Shipping and handling charges are generally incurred at the customer’s expense. However, when billed to our customers, shipping and handling charges are included in net sales for the applicable period, and the corresponding shipping and handling expense is reported in cost of sales.

Research and Development

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include consultants, outside service, and supplies.

The Company continues its research and development into the next generation of 5G/6G subsystems for cellular and satellite communications. The Company is in the process of designing and developing antennas and subsystems that will be an integral part of the GPS and 5G infrastructure. These subsystems will enable high-speed, high capacity 5G/6G networks that will be installed into infrastructure for retrofitting and improving connectivity for cellphones, satellites and many other everyday applications. This new product line is expected to be released to market late 2023, early 2024 fiscal year.

In 2021, the Company opened AGMDC, a MMIC chip design center in Texas and has started to implement several of its proprietary amplifier designs into MMIC components. MMICs, or monolithic microwave integrated circuits, are semiconductor chips used in high-frequency communications applications. MMIC’s are widely desired for power amplification solutions to service emerging technologies such as phased array antennas and quantum computing. MMIC’s carry a smaller footprint enabling them to be incorporated into a broader array of systems while reducing costs by eliminating connectors and skilled labor.  AGMDC generated $138,000 of revenue during 2022.

Research and development costs for the years ended December 31, 2022 and 2021 were $1,024,127 and $1,833,399, respectively.

Income Taxes

The Company’s deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary, to reduce deferred tax assets to the amount expected to be realized. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2022 and 2021, the Company had no material unrecognized tax benefits.

Earnings Per Share

Basic earnings per share (“EPS”) are determined by dividing the net earnings by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. As of December 31, 2022 and 2021, there were 4,235,442 and 3,818,142, respectively, potentially dilutive shares that need to be considered as common share equivalents.

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

Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2022 and 2021, the Company had $12,040,022 and $17,018,874 in excess of the FDIC insured limit, respectively.

The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Therefore, management does not believe significant credit risks exist at December 31, 2022.

Sales to the Company’s largest customer represented approximately 18.41% of total sales for the year ended December 31, 2022.

As of December 31, 2022, there were two vendors that accounted for 44.15% and 29.29%, respectively of total component parts purchased.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. As a smaller reporting company, the guidance is effective for our fiscal years beginning after December 15, 2022. The Company does not expect the adoption of this ASU to have a material impact on the consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU amends ASC 805 to require acquiring entities to apply ASC 606 to recognize and measure contract assets and contract liabilities in business combinations. The standard is effective for the Company’s fiscal year beginning January 1, 2023, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on the consolidated financial statements and related disclosures.

 In March 2022, the FASB issued ASU 2022-02, Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures (Topic 326): Financial Instruments – Credit Losses. This amended guidance will eliminate the accounting designation of a loan modification as a TDR, including eliminating the measurement guidance for TDRs. The amendments also enhance existing disclosure requirements and introduce new requirements related to modifications of receivables made to borrowers experiencing financial difficulty. Additionally, this guidance requires entities to disclose gross write-offs by year of origination for financing receivables, such as loans and interest receivable. The ASU is effective January 1, 2023, and is required to be applied prospectively, except for the recognition and measurement of TDRs which can be applied on a modified retrospective basis. The Company does not expect the adoption of this ASU to have a material impact on the consolidated financial statements and related disclosures.

Off Balance Sheet Transactions

As of December 31, 2022, we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  AmpliTech Group, Inc.

Index to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Amplitech Group, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amplitech Group, Inc. (“the Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Goodwill Impairment Assessment

Critical Audit Matter Description

As described in note 2 to the consolidated financial statements, the Company tests goodwill for impairment annually at the reporting unit level, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Reporting units are tested for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and carrying amount, not to exceed the associated carrying amount of goodwill. The Company’s annual impairment test occurred on December 31, 2022. As of December 31, 2022, the goodwill associated with the Spectrum Semiconductor Reporting Unit was approximately $4,696,000. The Company assessed qualitatively whether it was necessary to perform a goodwill impairment test and concluded it was not necessary as it was not more likely than not that the fair value of the Spectrum Semiconductor Reporting Unit was less than its carrying amount. On December 31, 2022, in relation to the Specialty Microwave Reporting Unit, the Company elected to perform a quantitative approach to test the then $120,000 recorded as goodwill and utilized a third-party valuation specialist to assist in the preparation of the impairment calculation. The Company primarily used a discounted cash flow income method, a guideline public company market method, and a comparable transaction market method to estimate the fair value of the reporting unit and concluded that the full goodwill balance of $120,000 was impaired.

How the Critical Audit Matter was Addressed in the Audit

We identified the evaluation of the impairment analysis for goodwill as a critical audit matter because of the significant estimates and assumptions management used in the qualitative assessment analysis performed on the Spectrum Semiconductor Reporting Unit and in relation to the Specialty Microwave Reporting Unit, the discounted cash flow analysis and the guideline company assumptions used in the other valuation models. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Our audit procedures related to the following:

•	Relating to the Spectrum Semiconductor reporting unit:

o	Evaluating management’s assumptions utilized in the qualitative assessment.

o	Evaluating the qualitative assessment by comparing actual financial performance of the reporting unit retrospectively to projected cash flows.

o

Evaluated whether there had been significant adverse changes in the business climate or legal and regulatory matters, and whether other reporting unit specific events or circumstances had occurred that would impact the qualitative assessment.

•	Relating to the Specialty Microwave reporting unit:

o	Testing management’s processes for estimating the fair value of the Specialty Microwave reporting unit.

o	Evaluating the appropriateness of the discounted cash flow model utilized by the Company.

o	Testing the completeness and accuracy of underlying data used in such discounted cash flow model.

o

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

o

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

In addition, professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the qualitative assessment and the discounted cash flow model, discount rate assumptions and market method approaches.

Long-Lived Asset Impairment Assessment

Critical Audit Matter Description

As described in note 2 to the consolidated financial statements, the Company performs impairment testing for its long-lived assets when events or changes in circumstances indicate that its carrying amount may not be recoverable and exceeds its fair value. Due to challenging industry and economic conditions, the Company tested its long-lived groups that comprise the Specialty Microwave division and the Amplitech Inc. division during the year, specifically at December 31, 2022. The Specialty Microwave long-lived asset group included approximately $550,000 in amortizable intangible assets, $148,000 in property and equipment and $155,500 in operating lease assets. The Amplitech Inc. long-lived asset group included approximately $1,789,000 in property and equipment, and $3,500,000 in operating lease assets. The Company’s evaluation of the recoverability of these long-lived asset groups involved comparing the undiscounted future cash flows expected to be generated by these long-lived asset groups to their respective carrying amounts. The Company’s recoverability analysis requires management to make significant estimates and assumptions related to forecasted sales growth rates and cash flows over the remaining useful life of these long-lived asset groups.

We identified the evaluation of the recoverability analysis for these long-lived assets as a critical audit matter because of the significant estimates and assumptions management used in the related cash flow analysis. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

•	Testing management’s process for developing the tests for recoverability.

•	Evaluating the appropriateness of the cash flow models used by management.

•	Testing the completeness and accuracy of underlying data used in the cash flow model.

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

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2013

Draper, UT

March 31, 2023

AmpliTech Group, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021

Assets
Current Assets
Cash and cash equivalents	$13,290,222	$18,018,874
Accounts receivable, net	1,801,769	1,659,878
Other Receivable	-	201,215
Inventories, net	6,632,121	4,192,812
Marketable Securities	247,450	-
Prepaid expenses	194,635	210,028
Total Current Assets	22,166,197	24,282,807

Property and equipment, net	2,023,687	1,355,288
Right of use operating lease assets	4,197,324	1,115,588
Intangible assets, net	3,134,108	3,284,082
Goodwill	4,696,883	4,817,019
Cost method investment	348,250	250,000
Security deposits	113,185	122,404

Total Assets	$36,679,634	$35,227,188

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	860,366	$3,006,334
Customer deposits	210,848	253,909
Current portion of financing lease obligations	33,480	33,688
Current portion of operating lease obligations	586,379	391,571
Current portion of notes payable	144,358	129,876
Total Current Liabilities	1,835,431	3,815,378

Long Term Liabilities
Financing lease, net of current obligations	49,336	17,471
Operating lease, net of current obligations	3,768,932	795,317
Notes payable, net of current portion	89,597	200,491
Revenue earnout	2,180,826	1,365,038
Total Liabilities	7,924,122	6,193,695

Commitments and Contingencies	-	-

Stockholders' Equity

Series A convertible preferred stock, par value $0.001, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, par value $0.001, 500,000,000 shares authorized, 9,634,613 and 9,582,113 shares issued and outstanding, respectively	9,635	9,582
Additional paid-in capital	36,050,161	35,651,088
Accumulated deficit	(7,304,284)	(6,627,177)

Total Stockholders' Equity	28,755,512	29,033,493

Total Liabilities and
Stockholders' Equity	$36,679,634	$35,227,188

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2022 and 2021

	2022	2021

Revenue	$19,394,492	$5,275,434

Cost of goods sold	10,469,628	3,982,797

Gross Profit	8,924,864	1,292,637

Operating Expenses
Selling, general and administrative	7,631,250	4,564,658
Goodwill impairment	120,136	-
Research and development	1,024,127	1,833,399
Total operating expenses	8,775,513	6,398,057

Income (Loss) From Operations	149,351	(5,105,420)

Other Income (Expenses)
Gain on extinguishment of debt	-	232,200
Other income	-	255,083
Realized loss on investments	-	(97,862)
Loss on contingent revenue earnout	(815,788)	-
Unrealized gain (loss) on investments	2,343	-
Interest expense, net	(13,013)	(42,806)
Total other income (expense)	(826,458)	346,615

Loss Before Income Taxes	(677,107)	(4,758,805)

Provision For Income Taxes	-	-

Net Loss	$(677,107)	$(4,758,805)

Net Loss Per Share;
Basic	$(0.07)	$(0.53)
Diluted	$(0.07)	$(0.53)

Weighted Average Shares Outstanding;
Basic	9,609,208	8,900,824
Diluted	9,609,208	8,900,824

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.
Consolidated Statements of Stockholders' Equity
For The Years Ended December 31, 2022 and 2021

	Series A Convertible Preferred		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2020	-	$-	4,839,448	$4,839	$2,303,815	$(1,868,372)	$440,282

Common stock issued in private placement	-	-	2,715,000	2,715	20,973,629	-	20,976,344

Common stock issued in public offering	-		1,577,142	1,578	9,448,019	-	9,449,597

Additional shares issued in connection to reverse split due to rounding	-	-	1,381	1	(1)	-	-

Common stock issued upon exercise of warrants	-	-	210,700	211	1,474,688	-	1,474,899

Common stock issued for consulting	-	-	50,000	50	53,950	-	54,000

Common stock issued for acqusition	-	-	188,442	188	665,012	-	665,200

Stock based compensation	-	-	-	-	731,976	-	731,976

Net loss for the year ended December 31, 2021	-	-	-	-	-	(4,758,805)	(4,758,805)

Balance, December 31, 2021	-	$-	9,582,113	$9,582	$35,651,088	$(6,627,177)	$29,033,493

Common stock issued for vesting of RSU's	-	-	52,500	53	(53)	-	-

Stock based compensation	-	-	-	-	399,126	-	399,126

Net loss for the year ended December 31, 2022	-	-	-	-	-	(677,107)	(677,107)

Balance, December 31, 2022	-	$-	9,634,613	$9,635	$36,050,161	$(7,304,284)	$28,755,512

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.
Consolidated Statements of Cash Flows
For The Years Ended December 31, 2022 and 2021

	December 31,	December 31,
Cash Flows from Operating Activities:	2022	2021

Net loss	$(677,107)	$(4,758,805)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	412,006	146,620
Amortization of prepaid consulting	42,756	162,001
Amortization of right-of-use operating lease asset	545,249	90,076
Stock based compensation	399,126	785,976
Loss on disposal of property and equipment	1,606	7,188
Gain on forgiveness of debt	-	(232,200)
Change in fair value of marketable securities	(2,278)	97,862
Loss on contingent revenue earnout adjustment	815,788	-
Impairment of goodwill	120,136	-
Changes in Operating Assets and Liabilities:
Accounts receivable	(141,891)	(60,545)
Other receivable	201,215	(201,215)
Inventories	(2,439,310)	500,715
Prepaid expenses	(78,007)	(33,682)
Security deposits	9,219	(65,739)
Accounts payable and accrued expenses	(2,145,968)	1,260,886
Operating lease liability	(444,725)	(87,930)
Customer deposits	(43,061)	189,779
Net cash used in operating activities	(3,425,246)	(2,199,013)

Cash Flows from Investing Activities:
Purchase of property and equipment	(735,761)	(1,063,676)
Cash paid in acquisition; net of cash acquired	-	(9,197,328)
Net investment in marketable securities	(245,172)	(97,802)
Purchase of cost method investment	(98,250)	(250,000)
Net cash used in investing activities	(1,079,183)	(10,608,806)

Cash Flows from Financing Activities:
Proceeds received from private placement, net of expenses	-	20,976,344
Proceeds received from public offering, net of expenses	-	9,449,597
Proceeds received from exercise of warrants	-	1,474,899
Repayment of line of credit	-	(200,000)
Repayment on financing lease liabilities	(45,195)	(32,084)
Proceeds received from notes payable	441,139	-
Repayment of notes payable	(620,167)	(1,041,599)
Net cash (used in) provided by financing activities	(224,223)	30,627,157

Net change in cash and cash equivalents	(4,728,652)	17,819,338

Cash and Cash Equivalents, Beginning of Period	18,018,874	199,536

Cash and Cash Equivalents, End of Period	$13,290,222	$18,018,874

Supplemental disclosures:
Cash paid for interest expense	$42,450	$52,703
Cash paid for income taxes	$4,293	$-

Non-Cash Investing and Financing Activities:
Common stock issued for prepaid consulting	$-	$54,000
Common Stock issued on vesting of RSUs	$53	$-
Finance agreement entered in exchange for prepaid assets	$-	$32,222
Equipment received for prepaid assets	$50,644	$16,000
Right of use asset in exchange for right of use liabilities acquired
in Spectrum acquisition	$-	$858,508
Intangible assets acquired in Spectrum acquisition	$-	$7,389,798
Inventory acquired in Spectrum acquisition	$-	$4,176,189
Property acquired in Spectrum acquisition	$-	$99,188
Liabilities acquired in Spectrum acquisition	$-	$3,013,553
Common stock issued in Spectrum acquisition	$-	$665,200
Accounts receivable acquired in Spectrum acquisition	$-	$1,242,278
Operating lease right of use asset and liability initial measurement	$3,626,985	$-
Financed purchases of property and equipment	$145,630	$-

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

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

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

On November 19, 2021, AmpliTech Group, Inc.  entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Spectrum Semiconductor Materials Inc. (the "Seller" or “SSM”), pursuant to which AmpliTech would acquire substantially all the assets of the Company (the “Acquisition”). The Acquisition was completed on December 15, 2021.

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

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

The COVID-19 Pandemic

The COVID-19 pandemic had disrupted and affected our business operations, which has led to business and supply chain disruptions. The lingering effects of the pandemic are likely to continue to disrupt our business and supply chain in the future. For example, our offices and R&D and manufacturing locations had been, and may continue to be, impacted due to national and regional government declarations requiring closures, quarantines, and travel restrictions, although nearly all government-imposed restrictions have been significantly reduced in most parts of the world. However, given the unpredictable nature of COVID-19 and its variants, it is difficult, if not impossible, to predict, whether any government-imposed restrictions will be reimposed at previous levels or enhanced in one or more ways impacting our business operations or those of third parties upon which we rely. The COVID-19 pandemic, including associated business interruptions and recovery, as well as other possible epidemics or outbreaks of other contagions could result in a material adverse impact on our or our current or anticipated customers’ or suppliers’ business operations, including reduction or suspension of operations in the U.S. or other parts of the world. Our design and engineering operations, among others, cannot all be conducted remotely and often require on-site access to materials and equipment. We have customers, suppliers, and partners with international operations, and our customers, suppliers, and partners also depend on suppliers and manufacturers worldwide, which means that our business and prospects could be affected by the lingering effects of the COVID-19 pandemic anywhere in the world. Depending upon the duration of the lingering effects of the COVID-19 pandemic and the associated business interruptions, our customers, suppliers, manufacturers, and partners may suspend or delay their engagements with us. We and our customers’ and suppliers’ response to the lingering effects of the COVID-19 pandemic may prove to be inadequate and they may be unable to continue their respective operations in the manner they had prior to the outbreak or the worsening of the outbreak, and we may consequently endure interruptions, reputational harm, delays in our product development, and shipments, all of which could have an adverse effect on our business, operating results, and financial condition. In addition, we cannot assure you as to the timing of the economic recovery given the lingering effects of the pandemic, which could have a material adverse effect on our target markets and our business.

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

For the Years Ended December 31, 2022 and 2021

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

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments and marketable securities that have original maturities of less than three months, when purchased, to be cash equivalents. As of December 31, 2022, the Company’s cash and cash equivalents were deposited in four financial institutions.

Accounts Receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing.

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change in the future.  An allowance of $ 0 and $39,380 has been recorded at December 31, 2022 and 2021, respectively.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

Employee Retention Credit

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided an employee retention credit which was a refundable tax credit against certain employment taxes. New legislation amended the employee retention credit to be equal to 70% of qualified wages paid to employees after December 31, 2020, and before January 1, 2022. During calendar year 2021, a maximum of $10,000 in qualified wages for each employee per qualifying calendar quarter may be counted in determining the 70% credit. Therefore, the maximum tax credit that can be claimed by an eligible employer is $7,000 per employee per qualifying calendar quarter of 2021. The Company qualifies for the employee retention credit for quarters that experience a significant decline in gross receipts, defined as quarterly gross receipts that are less than 80 percent of its gross receipts for the same calendar quarter in 2019. The Company qualified for the credit beginning on January 1, 2021 and received credits for qualified wages through June 30, 2021. During the year ended December 31, 2021, the Company recorded an employee retention credit totaling $201,215, which was collected in 2022.

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

Inventories

Inventories, which consists primarily of raw materials, work in progress, and finished goods, are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

Inventory quantities and related values are analyzed at the end of each fiscal quarter to determine those items that are slow moving and obsolete. An inventory reserve is recorded for those items determined to be slow moving with a corresponding charge to cost of goods sold. Inventory items that are determined obsolete are written off currently with a corresponding charge to cost of goods sold.

As of December 31, 2022 and 2021, the reserve for inventory obsolescence was $1,128,000 and $1,031,986, respectively.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Property and equipment are depreciated as follows:

Description	Useful Life	Method
Office equipment	3 to 10 years	Straight-line
Machinery/shop equipment	7 to 10 years	Straight-line
Computer equipment/software	1 to 7 years	Straight-line
Vehicles	5 years	Straight-line
Leasehold improvements	7 years	Straight-line

Long-lived assets

The Company reviews its property and equipment and right-of-use (“ROU”) assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. The test for impairment is required to be performed by management upon triggering events. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. There were no impairments of long-lived assets for the years ended December 31, 2022 and 2021.

Intangible assets

The Company periodically evaluates the reasonableness of the useful lives of these assets. These assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows or other valuation techniques. The Company has no intangibles with indefinite lives. There were no impairments of intangible assets for the years ended December 31, 2022 and 2021.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

Goodwill

We follow the acquisition method of accounting to record the assets and liabilities of acquired businesses at their estimated fair value at the date of acquisition. We initially record goodwill for the amount the consideration transferred exceeds the acquisition-date fair value of net identifiable assets acquired.

We test goodwill for impairment at a level within the Company referred to as the reporting unit, which is our business segment level or one level below the business segment. We test our goodwill for impairment annually on December 31, or under certain circumstances more frequently, such as when events or circumstances indicate there may be impairment. Such events or circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, reorganizations of our business or the disposal of all or a portion of a reporting unit.

To test goodwill for impairment, we may perform both qualitative and quantitative assessments. If we elect to perform a qualitative assessment for a certain reporting unit, we evaluate events and circumstances impacting the reporting unit to determine the probability that goodwill is impaired. If we perform a quantitative assessment for a certain reporting unit, we calculate the fair value of that reporting unit and compare the fair value to the reporting unit’s net book value. We estimate fair values of our reporting units based on projected cash flows, and sales and/or earnings multiples applied to the latest twelve months’ sales and earnings of our reporting units. Projected cash flows are based on our best estimate of future sales, operating costs and balance sheet metrics reflecting our view of the financial and market conditions of the underlying business; and the resulting cash flows are discounted using an appropriate discount rate that reflects the risk in the forecasted cash flows.

If we determine it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, we measure any loss from an impairment by comparing the fair value of each reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired, and an impairment loss is recognized in an amount equal to that excess. Goodwill impairments for  the years ended December 31, 2022 and 2021, were $120,136 and $0, respectively.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

Investment Policy-Cost Method

Investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not control or have the ability to exercise considerable influence over operating and financial policies. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, adjusted for observable price changes of similar investments of the same issuer. Fair value is not estimated for these investments if there are no identified events or changes in circumstances that may influence the fair value of the investment. Under this method, the Company’s share of the earnings or losses of such investee companies is not included in the consolidated balance sheet or consolidated statements of operations. The Company held $348,250 and $250,000, respectively of investments without readily determinable fair values at December 31, 2022 and 2021. (see Note 10). These investments are included in other assets on the consolidated balance sheets. There were no indicators of impairment during the year ended December 31, 2022 and 2021.

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

For the Years Ended December 31, 2022 and 2021

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

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of December 31, 2022 contained a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, rebates, discounts, and other adjustments. The estimates of variable consideration are based on historical payment experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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

Cost of Sales

We include product costs such material, direct labor, overhead costs, production-related depreciation expense, outside labor and production supplies in cost of sales.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

Shipping and Handling

Shipping and handling charges are generally incurred at the customer’s expense. However, when billed to our customers, shipping and handling charges are included in net sales for the applicable period, and the corresponding shipping and handling expense is reported in cost of sales.

Research and Development

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include consultants, outside service, and supplies.

Research and development costs for the years ended December 31, 2022 and 2021 were $1,024,127 and $1,833,399, respectively.

Income Taxes

The Company’s deferred tax assets and liabilities for the expected future tax consequences of events have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2022 and 2021, the Company had no material unrecognized tax benefits.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

Earnings Per Share

Basic earnings per share (“EPS”) are determined by dividing the net earnings by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. As of December 31, 2022 and 2021, there were 4,235,442 and 3,818,142, respectively, potentially dilutive shares that need to be considered as common share equivalents. As a result of the net loss, the potentially dilutive shares that need to be considered as common share equivalents, for the years ended December 31, 2022 and 2021, are anti-dilutive.

The computation of weighted average shares outstanding and the basic and diluted earnings per share consisted of the following:

	Net Loss	Shares	Per Share Amount

For the year ended December 31, 2022:
Basic EPS	$(677,107)	9,609,208	$(0.07)
Effect of dilutive stock options and warrants	-	-
Diluted EPS	$(677,107)	9,609,208	$(0.07)

For the year ended December 31, 2021:
Basic EPS	$(4,758,805)	8,900,824	$(0.53)
Effect of dilutive stock options and warrants	-	-
Diluted EPS	$(4,758,805)	8,900,824	$(0.53)

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

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

Cash and cash equivalents, receivables, inventories, prepaid expenses, accounts payable, accrued expenses, and customer deposits approximate fair value, due to their short-term nature. The carrying value of notes payable and short and long-term debt also approximates fair value since these instruments bear market rates of interest.

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

For the Years Ended December 31, 2022 and 2021

Concentration of Credit Risk

Financial instruments that potentially subject the company to concentration of credit risk consist primarily of cash and accounts receivable.

Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2022 and 2021, the Company had $12,040,022 and $17,018,874 in excess of the FDIC insured limit, respectively.

The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Therefore, management does not believe significant credit risks exist at December 31, 2022.

Sales to the Company’s largest customer represented approximately 18.41%of total sales for the year ended December 31, 2022.As of December 31, 2021, there were two customers that each accounted for 25.98% and 10.60% of our total revenue.

There were two vendors that accounted for 44.15% and 29.29%, respectively, and one vendor that accounted for 44.73% of total component parts purchased as of December 31, 2022 and 2021.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. As a smaller reporting company, the guidance is effective for our fiscal years beginning after December 15, 2022. The Company does not expect the adoption of this ASU to have a material impact on the consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU amends ASC 805 to require acquiring entities to apply ASC 606 to recognize and measure contract assets and contract liabilities in business combinations. The standard is effective for the Company’s fiscal year beginning January 1, 2023, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on the consolidated financial statements and related disclosures.

In March 2022, the FASB issued ASU 2022-02, Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures (Topic 326): Financial Instruments – Credit Losses. This amended guidance will eliminate the accounting designation of a loan modification as a TDR, including eliminating the measurement guidance for TDRs. The amendments also enhance existing disclosure requirements and introduce new requirements related to modifications of receivables made to borrowers experiencing financial difficulty. Additionally, this guidance requires entities to disclose gross write-offs by year of origination for financing receivables, such as loans and interest receivable. The ASU is effective January 1, 2023, and is required to be applied prospectively, except for the recognition and measurement of TDRs which can be applied on a modified retrospective basis. The Company does not expect the adoption of this ASU to have a material impact on the consolidated financial statements and related disclosures.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

(3) Revenues

The following table presents sales disaggregated based on geographic regions and for the years ended:

	December 31,	December 31,
	2022	2021
AmpliTech Inc.
Domestic sales	$4,922,237	$2,865,872
International sales	947,515	524,019
Total sales	$5,869,752	$3,389,891

Spectrum
Domestic sales	$6,798,713	$153,349
International sales	6,726,027	1,732,194
Total sales	$13,524,740	$1,885,543

Total sales for the year ended December 31, 2022 and 2021, were $19,394,492 and $5,275,434, respectively.

(4) Segment Reporting

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments.

The following table presents summary information by segment for the year ended December 31, 2022:

	AmpliTech Inc.	Spectrum	Corporate	Total
Revenue	$5,869,752	$13,524,740	-	$19,394,492
Cost of Goods Sold	3,257,367	7,212,261	-	10,469,628
Net Income (Loss)	(2,478,429)	2,878,476	(1,077,154)	(677,107)
Total Assets	17,682,013	16,979,383	2,018,238	36,679,634
Depreciation and Amortization	279,470	132,536	-	412,006
Interest Expense, net	(159)	1,289	11,883	13,013

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

 For the Years Ended December 31, 2022 and 2021

The following table presents summary information by segment for the year December 31, 2021:

	AmpliTech Inc.	Spectrum	Corporate	Total
Revenue	$3,389,891	$1,885,543	-	$5,275,434
Cost of Goods Sold	2,783,432	1,199,365	-	3,982,797
Net Income (Loss)	(3,198,767)	435,974	(1,996,012)	(4,758,805)
Total Assets	15,066,555	15,201,516	4,959,117	35,227,188
Depreciation and Amortization	145,191	1,429	-	146,620
Interest Expense, net	(1,665)	-	44,471	42,806

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

Simultaneously with the execution of the Purchase Agreement, $1,500,000 was deposited into escrow, comprising of a $750,000, “Purchase Price Adjustment Escrow Fund” and a $750,000, “Indemnification Escrow Fund”. The Purchase Price Adjustment Escrow Fund will be available for the payment of any working capital adjustment owed by Seller to Buyer or Buyer to Seller pursuant to and in accordance with the Purchase Agreement.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

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

Within forty (40) days after December 31, 2022, AmpliTech prepared and delivered to Seller a statement setting forth its calculation of Two Years Net Revenues of the business, or the “Revenue Statement”. The Revenues Adjustment shall be an amount equal to 25% of two years net revenues minus $20,000,000. If the Revenues Adjustment is a positive number, Buyer shall pay to Seller an amount equal to the Revenues Adjustment. If the Revenues Adjustment is a negative number, Seller shall pay to Buyer and amount equal to the Revenues Adjustment. The fair value of the revenue adjustment was determined to be $2,180,826 an increase of $815,788 as previously recorded in December 31, 2021.  This amount is owed to Seller and recorded as a contingent liability as of December 31, 2022.

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

 For the Years Ended December 31, 2022 and 2021

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

From the date of acquisition until December 31, 2021, SSM contributed revenue of $1,885,543 and net income from continuing operations of $435,974 which are included in our consolidated statement of operations.

(6) Marketable Securities

The following table is a summary of marketable securities at December 31, 2022:

	Adjusted Cost	Unrealized Gains	Unrealized Loss	Fair Value
Level 1 (1)
Money Market Fund	$1,759,299	-	-	$1,759,299
US Treasury Bills	245,172	2,278	-	247,450
Total	$2,004,471	$2,278	-	$2,006,749

The following table is a summary of marketable securities at December 31, 2021:

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 1 (1)
Money Market Fund	$4,931,960	-	-	$4,931,960
Marketable Equitable Securities	-	-	-	-

Total	$4,931,960	-	-	$4,931,960

Cash and cash equivalents in our marketable securities account at December 31, 2022 and 2021 was $1,759,299 and $4,931,960, respectively.

During the year ended December 31, 2021, the Company sold all of their marketable securities, resulting in a realized a loss of $97,862.

(1)	Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

When evaluating an investment for impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of December 31, 2022 and 2021, the Company did not consider any of its investments to be impaired.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

(7) Inventories

The inventory consists of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021

Raw Materials	$872,184	$609,841
Work-in Progress	229,771	162,072
Finished Goods	6,658,166	4,452,885
Subtotal	$7,760,121	$5,224,798
Less: Reserve for Obsolescence	(1,128,000)	(1,031,986)
Total	$6,632,121	$4,192,812

(8) Property and Equipment

Property and Equipment consisted of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021

Lab Equipment	$2,455,045	$1,893,564
Manufacturing Equipment	129,745	25,000
Automobiles	7,335	7,335
Computer Equipment and Software	210,240	159,315
Leasehold Improvements	78,042	-
Furniture and Fixtures	148,987	27,504
Subtotal	3,029,394	2,112,718
Less: Accumulated Depreciation	(1,005,707)	(757,430)

Total	$2,023,687	$1,355,288

Depreciation expense for the years ended December 31, 2022 and 2021 was $262,032 and $105,578, respectively, of which $194,456 and $95,145, respectively were included in cost of goods sold.

Property and equipment purchased in the amount of $234,036 under a financing lease is included in the totals above.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

(9) Goodwill and Intangible Assets

Goodwill

Goodwill is related to the acquisition of Specialty on September 12, 2019 and the acquisition of Spectrum Semiconductor Materials Inc. on December 15, 2021. Goodwill is primarily related to expected improvements and technology performance and functionality, as well sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. Goodwill is generally not amortizable for tax purposes and is not amortizable for financial statement purposes.  As of December 31, 2022, goodwill related to the acquisition of Specialty was deemed impaired in the amount of $120,136.  As of December 31, 2022 and 2021, goodwill was $4,696,883 and $4,817,019 respectively.

Other Intangible Assets

Intangible assets with an estimated useful life of fifteen and twenty years consisted of the following at December 31, 2022:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life
Trade name	$584,517	$-	$584,517	Indefinite
Customer relationships	2,591,491	199,875	2,391,616	17.81
Intellectual Property	202,771	44,797	157,974	11.71

Total	$3,378,779	$244,672	$3,134,107

Amortization expense for the years ended December 31, 2022 and 2021 was $149,974 and $41,042, respectively.

Annual amortization of intangible assets are as follows:

2023	149,976

2024	149,976

2025	149,976

2026	149,976

2027	149,976
Thereafter	1,799,710
$2,549,590

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

(10) Cost Method Investment

On June 10, 2021, the Company entered into a membership interest purchase agreement with SN2N, LLC for an aggregate purchase price of $350,000, to be paid in four tranches.  Each tranche represents a 5% membership interest, and in aggregate a 20% membership interest. On June 15, 2022, an amendment to the membership interest purchase agreement was made to reflect a 19.9% membership interest.  In light of this amendment, the Company overpaid by $1,750 for the membership interest and was subsequently reimbursed. As of December 31, 2022, the Company has made an investment of $348,250 for a 19.9% membership interest.

(11) Line of Credit

On November 20, 2021, AmpliTech renewed its business line of credit for $750,000 maturing on November 1, 2022. The line is evaluated monthly on a borrowing base formula advancing 75% of accounts receivables aged less than 90 days and 50% of inventory raw materials costs not to exceed $250,000. The interest rate shall be based upon the Wall Street Journal Prime Rate, plus 1%. The Company has the option to prepay all or any portion of the amount owed prior to its due date without penalty.

In connection with the loan, the Company granted the lender a security interest in all its respective assets.  In addition, the President and CEO, has agreed to guarantee the loan.

As of December 31, 2022 and 2021, the outstanding balance on the line of credit was $0.

As of March 14, 2023, the Company closed the line of credit of $750,000.   All UCC filings on the Company assets have been released as well as the President’s personal guarantee.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

(12) Leases

The following was included in our balance sheet as of December 31, 2022 and 2021:

	December 31,	December 31,
Operating leases	2022	2021
Assets
ROU operating lease assets	$4,197,324	$1,115,588

Liabilities
Current portion of operating lease	$586,379	$391,571
Operating lease, net of current portion	$3,768,932	$795,317
Total operating lease liabilities	$4,355,311	$1,186,888

Financing leases
Assets
Property and equipment, gross	$234,036	$157,184
Accumulated depreciation	(113,621)	(78,592)
Property and equipment, net	$120,415	$78,592

Liabilities
Current portion of financing lease	$33,480	$33,688
Financing lease, net of current portion	$49,336	$17,471
Total financing lease liabilities	$82,816	$51,159

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

The weighted average remaining lease term and weighted average discount rate at December 31, 2022 and 2021 were as follows:

Weighted average remaining lease term (years)	December 31, 2022	December 31, 2021
Operating leases	9.40	3.01
Financing leases	2.80	1.50
Weighted average discount rate
Operating leases	4.49%	4.25%
Financing leases	4.70%	4.89%

Financing Lease

The Company entered into several 60-month lease agreements to finance certain laboratory and office equipment.  As such, the Company has accounted for these transactions as a financing lease.

The following table reconciles future minimum financing lease payments to the discounted lease liability as of December 31, 2022:

2023	36,472
2024	18,751
2025	18,186
2026	11,976
Thereafter	3,992
Total lease payments	89,377
Less imputed interest	(6,561)
Total lease obligations	82,816
Less current obligations	(33,480)
Long-term lease obligations	$49,336

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

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

On September 12, 2019, the Company entered into a new operating lease agreement to rent office space in Ronkonkoma, NY.  This five- year agreement commenced on September 12, 2019 with an annual rent of $90,000 and 3% increase in each successive lease year beginning in 2021.  The Company has an option to buy the property during the first two years of the lease for $1,200,000 and then at fair market value for the remainder of the lease term.  This option has expired and was not exercised as of December 31, 2022.

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

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

The following table reconciles future minimum operating lease payments to the discounted lease liability as of December 31, 2022:

2023	768,465
2024	765,075
2025	400,321
2026	383,347
Thereafter	3,112,070
Total lease payments	5,429,278
Less imputed interest	(1,073,967)
Total lease obligations	4,355,311
Less current obligations	(586,379)
Long-term lease obligations	$3,768,932

(13) Notes Payable

Promissory Note:

On September 12, 2019, AmpliTech Group, Inc. acquired Specialty, a privately held company based in Ronkonkoma, NY.  The purchase included all inventory, orders, customers, property and equipment, and all intellectual property.  The assets also included all eight team members of Specialty.  The total consideration paid was $1,143,633, consisting of $668,633 in cash and a $475,000 promissory note with an interest rate of 6%. Beginning November 1, 2019, payment of principal and interest shall be due payable in fifty-nine (59) monthly payments of $9,213 with a final payment due October 1, 2024 of $9,203. As of December 31, 2022 and 2021, the balance of this promissory note was $183,014 and $279,119, respectively. Principal payments of $96,105 and $90,397 along with interest expense of $14,460 and $20,167 was paid during the years ended December 31, 2022 and 2021, respectively.

Loan Payable:

On September 12, 2019, the Company was approved for a $250,000 equipment leasing facility which was subsequently increased to $500,000. The Company has borrowed against the leasing facility as follows:

•	On December 20, 2019, the Company borrowed $58,192 to be paid over a three-year term with monthly payments of $1,736 at an interest rate of 5.26%. The balance as of December 31, 2022 and 2021 was $0 and $18,630, respectively. Principal payments of $18,630 and $19,381 were made for the years ended December 31, 2022 and 2021, respectively. Total interest expense paid for the years ended December 31, 2022 and 2021 was $466 and $1,451, respectively.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

•

On May 14, 2020, the Company borrowed $27,494 to be paid over a three-year term with monthly payments of $815 at an interest rate of 4.268%. The balance as of December 31, 2022 and 2021 was $3,230 and $12,632, respectively. Principal payments of $9,402 and $12,632, were made for the years ended December 31, 2022 and 2021, respectively. Total interest expense paid for the years ended December 31, 2022 and 2021 was $378 and $792, respectively.

•

On June 10, 2020, the Company borrowed $41,015 to be paid over a three-year term with monthly payments of $1,216 at an interest rate of 4.278. The balance as of December 31, 2022 and 2021 was $6,012 and $19,986, respectively. Principal payments of $13,975 and $13,357 were made for the years ended December 31, 2022 and 2021, respectively. Total interest expense paid for the years ended December 31, 2022 and 2021 was $617 and $1235, respectively.

•

On May 6, 2022, the Company borrowed $441,139 to be paid over a three-year term with monthly payments of $13,341 at an interest rate of 5.6%.  On June 15, 2022, this equipment order was cancelled resulting in a full refund of $441,139 less interest paid of $6,317.  The loan was repaid in August 2022.

As of March 14, 2023, the Company closed the equipment line of credit of $500,000, which had $0 balance.  All UCC filings on the Company assets have been released as well as the President’s personal guarantee.

In January 2022, the Company purchased machinery for $91,795, applying a deposit of $9,180 and financing the balance of $82,616 over 24 payments at an interest rate of 1.90%.  The balance as of December 31, 2022 was $41,700.  Principal payments of $40,916 and interest expense of $1,215 was paid for the year ended December 31 , 2022.

Future principal payments over the term of the loans as of December 31, 2022 are as follows:

Payments
2023	$144,358
2024	89,597
Total remaining payments	$233,955

(14) Income Taxes

The difference between the income tax expense (benefit) reported and amounts computed by applying the statutory federal rate of 21.0% to pretax loss for the years ended December 31, 2022 and 2021 is as follows:

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

	December 31,
	2022	2021
Federal and state net operating loss	$(132,999)	$(999,349)
Meals & entertainment	2,634	8,830
Life insurance	5,182	3,919
Goodwill	(7,162)	(7,162)
SBA PPP Loan	-	48,762
Stock-based compensation	83,816	153,715
Depreciation	(55,027)	(25,493)
State tax, net of federal benefit	31,666	183,643
Other	-	-
Tax rate change		-
Change in Valuation Allowance	71,890	633,135
Total income tax provision	$-	$-

The provision for Federal income tax consists of the following for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021
Net operating loss carryforwards	$1,197,903	$1,082,454
Depreciation	(123,185)	(68,158)
Allowance for doubtful accounts	18,509	10,239
Goodwill amortization	(18,805)	(11,643)
Stock based compensation		-
Inventory reserve	248,153	268,316
Valuation allowance	(1,322,575)	(1,281,208)
Total net deferred tax assets	-	-

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

The Company has maintained a full valuation allowance against the total deferred tax assets for all periods due to the uncertainty of future utilization.

As of December 31, 2022, the Company has net federal and state net operating loss carry forwards of approximately $1,197,000 that begin to expire in 2037.

(15)  Stockholders’ Equity

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

For the Years Ended December 31, 2022 and 2021

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

On May 20, 2022, August 20, 2022 and November 20, 2022, 2,500 shares of common stock were issued, respectively.

On June 17, 2022, 15,000 restricted stock units at an exercise price of $1.97 were issued to three board members.  Vesting occurred immediately and 45,000 shares of common stock were issued.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

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

Stock Options:

On May 20, 2022, the Company granted four employees five-year stock options to purchase shares of common stock (totaling 45,000) according to the Company’s 2020 Plan.  The stock options vest in equal quarterly installments over five years commencing on the grant date, with an exercise price of $1.96 per share. The Company also granted two employees five-year stock options to purchase shares of common stock (totaling 2,000) according to the Company’s 2020 Plan. The stock options vest one year from date of grant at an exercise price of $1.96. In addition, the Company granted two advisors to the Board, ten-year stock options to purchase shares of common stock (totaling 35,000) according to the Company’s 2020 Plan. Twenty-five thousand (25,000) stock options vest immediately on date of grant at an exercise price of $1.96, and the balance of ten thousand (10,000) stock options vest in equal quarterly installments over one year commencing on the grant date.  The Company has calculated these options' estimated fair market value at $129,325 using the Black-Scholes model, with the following assumptions: expected term ranging from 2.5 to 4.9 years, stock price $1.96, exercise price $1.96, volatility ranging from 136.2% to 141.3%, risk-free rate ranging from 2.67% to 2.80%, and no forfeiture rate.

On June 14, 2022, the Company granted Mr. Maqbool five-year stock options to purchase 100,000 shares of common stock according to the Company’s 2020 Plan. In addition, Ms. Sanfratello and Mr. Flores were each granted five-year stock options to purchase 50,000 shares of common stock. The stock options vest in quarterly installments over a five-year period with an exercise price of $1.72 per share. The Company has calculated these options estimated fair market value at $304,148 using the Black-Scholes model, with the following assumptions: expected term of 4.9 years, stock price of $1.72, exercise price of $1.72, volatility of 138.3%, risk-free rate of 3.61%, and no forfeiture rate.

On August 22, 2022, the Company granted Daniel Mazziota five-year stock options to purchase 25,000 shares of common stock according to the Company’s 2020 Plan.  The stock options vest in quarterly installments over a 5-year period with an exercise price of $2.23 per share.  The Company has calculated these options estimated fair market value at $47,787 using the Black-Scholes model, with the following assumptions: expected term of 4.5 years, stock price of $2.23, exercise price of $2.23, volatility of 134.5%, risk-free rate of 3.17%, and no forfeiture rate.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

On December 19, 2022, the Company granted one employees ten-year stock options to purchase 3,000 shares of common stock according to the Company’s 2020 Plan.  The stock options vest in equal quarterly installments over three years commencing on March 31, 2023 with an exercise price of $1.97 per share. The Company has calculated these options estimated fair market value at $5,275 using the Black-Scholes model, with the following assumptions: expected term of 5.5 years, stock price of $1.97, exercise price of $1.97, volatility of 132.2%, risk-free rate of 3.99%, and no forfeiture rate.

On December 20, 2022, the Company granted Mr. Maqbool ten-year stock options to purchase 100,000 shares of common stock according to the Company’s 2020 Plan. In addition, Ms. Sanfratello and Mr. Flores were each granted ten-year stock options to purchase 50,000, shares of common stock. The stock options vest in quarterly installments over a 5-year period with an exercise price of $1.92 per share. The Company has calculated these options estimated fair market value at $357,425 using the Black-Scholes model, with the following assumptions: expected term of 7.5 years, stock price of $1.92, exercise price of $1.92, volatility of 127.5%, risk-free rate of 3.79%, and no forfeiture rate.

On December 20, 2022, the Company granted Matthew Kappers, Andrew Lee and Daniel Mazziota ten-year stock options to purchase 5,000, 5,000 and 7,500 respectively, shares of common stock according to the Company’s 2020 Plan.  The stock options vest in quarterly installments over a 5-year period with an exercise price of $1.92 per share.  The Company has calculated these options estimated fair market value at $31,275 using the Black-Scholes model, with the following assumptions: expected term of 7.5 years, stock price of $1.92, exercise price of $1.92, volatility of 127.5%, risk-free rate of 3.79%, and no forfeiture rate.

On December 20, 2022, the Company granted eleven employees and one board advisor ten-year stock options to purchase 85,500 shares of common stock according to the Company’s 2020 Plan.  The stock options vest in quarterly installments over a 5-year period with an exercise price of $1.92 per share.  The Company has calculated these options estimated fair market value at $152,800 using the Black-Scholes model, with the following assumptions: expected term of 7.5 years, stock price of $1.92, exercise price of $1.92, volatility of 127.5%, risk-free rate of 3.79%, and no forfeiture rate

On June 30, 2021, the Company granted ten-year stock options to purchase shares of common stock (totaling 45,000) according to the Company’s 2020 Plan. to each of our Board of Directors (Mr. Lee, Mr. Kappers, and Mr. Mazziota) ten-year nonqualified stock options to purchase 12,500 shares of common stock (totaling 37,500) according to the Company's 2020 Plan. The stock options vest in full on the date of the grant, with an exercise price of $4.63 per share. The Company has calculated these options' estimated fair market value at $134,550 using the Black-Scholes model, with the following assumptions: expected term 2.5 years, stock price $4.63, exercise price $4.63, volatility 153.1%, risk-free rate 0.36%, and no forfeiture rate.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

On July 26, 2021, the Company granted three employees, a consultant and two advisors to the Board ten-year stock options to purchase shares of common stock (totaling 52,000) according to the Company's 2020 Plan. The stock options vest in equal quarterly installments over three years commencing one year after the grant date, with an exercise price of $3.88 per share. The Company has calculated these options' estimated fair market value at $190,252 using the Black-Scholes model, with the following assumptions: expected term 7.0 years, stock price $3.88, exercise price $3.88, volatility 142.6%, risk-free rate 1.04%, and no forfeiture rate.  As amended and effective as of  May 20, 2022, 10,000 stock options to purchase shares of common stock that were granted to a Board advisor, vested in full.

On September 29, 2021, the Company granted one employee five-year stock options to purchase 1,000 shares of common stock according to the Company’s 2020 Plan.  The stock options vest 50% on the date of grant and 50% on the one-year anniversary of the date of grant. The Company has calculated these options' estimated fair market value at $2,868 using the Black-Scholes model, with the following assumptions: expected term 3.0 years, stock price $3.62, exercise price $3.62, volatility 147.2%, risk-free rate 0.55%, and no forfeiture rate.

On November 26, 2021, the Company granted two officers, one board member, two board advisors and one employee stock options to purchase 200,000 shares of common stock according to the Company’s 2020 Plan.  The stock options vest immediately with an exercise price of $3.52 per share. The Company has calculated these options' estimated fair market value at $532,562 using the Black-Scholes model, with the following assumptions: expected term 2.5 years, stock price $3.52, exercise price $3.52, volatility 146.7%, risk-free rate 0.83%, and no forfeiture rate.

On November 30, 2021, the Company granted two employees five-year stock options to purchase 15,000 shares of common stock according to the Company’s 2020 Plan.  The stock options vest 12 months after the initial date of employment for each employee.  The Company has calculated these options' estimated fair market value at $43,077 using the Black-Scholes model, with the following assumptions: expected term 3.0 years, stock price $3.88, exercise price $3.88, volatility 144.2%, risk-free rate 0.81%, and no forfeiture rate.

Below is a table summarizing the changes in stock options outstanding for the year ended December 31, 2022:

	Number of	Weighted Average
	Options	Exercise Price ($)
Outstanding at December 31, 2021	305,500	$3.74
Granted	613,000	$1.87
Exercised	-	-
Expired	(2,500)	$3.88
Outstanding at December 31, 2022	916,000	$2.49
Exercisable at December 31, 2022	334,042	$3.30

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

As of December 31, 2022, all outstanding stock options were issued according to the Company's 2020 Plan, and there remains 259,000 shares of common stock available for future issuance under the 2020 Plan.

Stock-based compensation expense related to stock options of $244,631 and $692,076 was recorded for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the remaining unrecognized compensation cost related to non-vested stock options is $985,490 and is expected to be recognized over 5 years. The outstanding stock options have a weighted average remaining contractual life of 6.34 years and a total intrinsic value of $154,170.

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

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

Below is a table summarizing the changes in warrants outstanding for the year ended December 31, 2022:

	Number of	Weighted Average
	Warrants	Exercise Price ($)
Outstanding at December 31, 2021	3,296,942	$7.83
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2022	3,296,942	$7.83
Exercisable at December 31, 2022	3,296,942	$7.83

Stock-based compensation expense related to warrants of $48,902 and $39,901 was recorded for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the remaining unrecognized compensation cost related to non-vested warrants is $0. The outstanding warrants have a weighted average remaining contractual life of 3.23 years and a total intrinsic value of $0.

Restricted Stock Units:

On May 20, 2022, 30,000 restricted stock units at an exercise price of $1.96 were issued to a board advisor. Vesting will occur in equal quarterly installments of 2,500 shares beginning on May 20, 2022.  As of December 31, 2022, 7,500 RSU’s have vested.

On June 17, 2022, the Company granted restricted stock awards under the Company’s 2020 Plan to directors of the Company for an aggregate of 45,000 shares of common stock (15,000 each) valued at $88,650.  These restricted stock awards vested immediately.

Below is a table summarizing the changes in restricted stock units outstanding for the year ended December 31, 2022:

	Number of	Weighted Average
	RSU’s	Exercise Price ($)
Outstanding at December 31, 2021	-	-
Granted	75,000	$1.97
Exercised	(52,500)	$1.97
Expired	-	-
Outstanding at December 31, 2022	22,500	$1.96
Exercisable at December 31, 2022	-	$-

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

Stock-based compensation expense related to restricted stock units of $105,593 was recorded for the year ended December 31, 2022. As of December 31, 2022, the remaining unrecognized compensation cost related to non-vested restricted stock units is $41,857. The outstanding restricted stock units have a weighted average remaining contractual life of 2.14 years and a total intrinsic value of $47,700.

(16)  Commitments and Contingencies

On November 19, 2021, AmpliTech Group, Inc.  entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Spectrum Semiconductor Materials Inc. (the "Seller" or “SSM”), pursuant to which AmpliTech would acquire substantially all of the assets of the Company (the “Acquisition”). The Acquisition was completed on December 15, 2021.

Within forty (40) days after December 31, 2022, AmpliTech, as stipulated in the Purchase Agreement, prepared and delivered to Seller a statement setting forth its calculation of Two Years Net Revenues of the business, or the “Revenue Statement”.  The Revenues Adjustment shall be an amount equal to 25% of two years net revenues minus $20,000,000.  If the Revenues Adjustment is a positive number, Buyer shall pay to Seller an amount equal to the Revenues Adjustment.  If the Revenues Adjustment is a negative number, Seller shall pay to Buyer and amount equal to the Revenues Adjustment.  The fair value of the revenue adjustment was determined to be $2,180,826, an increase of $815,788 as previously recorded as of December 31, 2021.  This amount is owed to Seller and recorded as a contingent liability as of December 31, 2022.

(17) Subsequent events

On January 20,2023, the current Board of Directors, renewed their directors’ agreements and shall be issued 15,000 restricted stock units (RSU’s) pursuant to the Company’s 2020 Equity Incentive Plan.

As of March 14, 2023, the Company closed the line of credit of $750,000 and the equipment line of credit for $500,000.  Both lines of credit had a $0 balance.  All UCC filings on the Company assets have been released as well as the President’s personal guarantee.

On March 20, 2023, the revenue earnout of $2,180,826 was paid to the Seller.

On March 27, 2023, the Company amended the employment agreement with Jorge Flores to extend its term to March 20, 2024. The amendment was effective March 20, 2023.

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

Based on the evaluation as of December 31, 2022, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on that re-evaluation due to material weakness identified below, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2022 to ensure that information required to be disclosed in our Exchange Act reports was (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, because of material weaknesses in our internal controls over financial reporting. We have identified the following material weaknesses.

1. As of December 31, 2022, our management has identified material weaknesses in our internal control over financial reporting related to lack of segregation of duties resulting from our limited personnel and has concluded that, due to such material weakness, our disclosure controls and procedures were not effective.

2. As of December 31, 2022, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022 based on the criteria established in “INTERNAL CONTROL-INTEGRATED FRAMEWORK” issued by the COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company is taking steps to remediate the material weakness listed above by implementing the following:

•	Developing written policies and procedures for accounting processes.

•	Monitoring written policies and procedures to ensure effectiveness.

•	Hiring and training additional personnel with the intent to provide segregation of duties and eliminate excessive amount of control over a process.

•	Requiring dual authorization on all ACH payments and bank wires.

•	Requiring management to review and approve all expenses.

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period covered by this report.

ITEM 9B. OTHER INFORMATION

On March 27, 2023, the Company amended the employment agreement with Jorge Flores to extend its term to March 20, 2024.  The amendment was effective March 20, 2023.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position

Fawad Maqbool	62	Chairman, President, Chief Executive Officer, Treasurer, Director
Louisa Sanfratello	57	Chief Financial Officer and Secretary, Director
Jorge Flores (1)	55	Chief Operating Officer
Matthew Kappers	58	Director
Andrew Lee	39	Director
Daniel Mazziota	85	Director

(1)	Promoted February 21, 2022.

A brief description of the background and business experience of our executive officer and directors for the past five years is as follows:

Fawad Maqbool, age 62, has served as the Company’s President, Chief Executive Officer and Chairman of the Board of Directors since founding AmpliTech, Inc. in 2002. Prior to founding AmpliTech, Inc., Mr. Maqbool was the President of Aeroflex Amplicomm, Inc. for 2000 and 2001. His duties included, among other things, overseeing the design and development of amplifiers specifically for fiber optic communication applications. Mr. Maqbool was with MITEQ, Inc. from 1987 through 1999 where he began as an Engineering Group Leader and ultimately held the title of Department Head responsible for a staff of thirty-two consisting of engineers, technicians, assemblers and support personnel. His professional career began with the Hazeltine Corporation in 1983 where he was a Microwave Design Engineer through 1986. Mr. Maqbool received a bachelor’s degree in electrical engineering (major in microwaves and RF) and biomedical engineering from the City College of New York. He subsequently earned a master’s degree in electrical engineering (major in microwaves and RF) from Polytechnic University, now the New York University Tandon School of Engineering. Through his prior service, Mr. Maqbool possesses the knowledge and experience in microwaves and RF electrical engineering that aids him in efficiently and effectively identifying and executing the Company’s strategic priorities. As our Chief Executive Officer, Chairman and founder, Mr. Maqbool brings to the Board of Directors extensive knowledge of the Company’s products, structure, history, and culture as well as years of expertise in the industry.

Louisa Sanfratello, CPA, age 57, has been an accountant, servicing numerous clients in various industries since 1987. Her professional career began with the public accounting firm of Holtz Rubenstein & Co, where she gathered audit experience for several years and moved on to more challenging positions in both the public and private sector. She served as a Controller for The New Interdisciplinary School for over 10 years. Her responsibilities included overseeing the accounting department in addition to working directly with the NYS Department of Education. Ms. Sanfratello was also employed by the Make A Wish Foundation of Suffolk County as chief accountant working directly with the President and CFO. She joined AmpliTech, Inc. in 2012 as Chief Financial Officer, where she manages the company’s finances and SEC filings. Her responsibilities also include assisting the CEO in developing new business, maintaining operating budgets and ensuring adequate cash flow. Ms. Sanfratello was appointed to the Board of Directors for her extensive knowledge of the Company’s products and her financial and accounting expertise.

Jorge Flores, age 55, joined AmpliTech at the end of March in 2021 as Executive Director of Operations, bringing with him over 30 years of combined operations and program management experience. Prior to joining AmpliTech’s executive leadership team, Mr. Flores served in various roles at Comtech Telecommunications (Nasdaq: CMTL), a corporation with over 2,000 employees and revenues of over $600M. Most recently, Mr. Flores served as Comtech’s Director of Program Management from August 2014 to May 2021. Mr. Flores holds an MBA with concentration in Operations Management and Leadership from Dowling College, NY and a BS in Business Administration, Major in Operations Management from NYIT. Mr. Flores has just recently been promoted to Chief Operating Officer. As COO, Mr. Flores leads critical initiatives to further streamline operations, drive growth, and take ownership of creating an enhanced experience for AmpliTech’s valued customers.

Matthew Kappers, age 58, has served as a director of the Company since January 2021. Mr. Kappers serves as the chairman of the Nominating and Corporate Governance Committee. Mr. Kappers was recently appointed as the Chief Executive Officer and Director of the Cortec Group, Inc. Since 2011, Mr. Kappers has been a Managing Director at Concordia Financial Group, an investment bank and consulting firm. He has experience in completing mergers and acquisitions, as well as post acquisition operations. Prior to Concordia Financial Group, he was in the corporate development group for two multi-billion-dollar NYSE companies (Republic Services, Inc. and Loewen Group International, Inc.). In addition to his M&A background, he has been the COO and CFO for several small to medium-sized privately held companies. Mr. Kappers earned a B.A. degree from Vanderbilt University and a M.B.A. degree from Miami University. Mr. Kappers’ financial and operations knowledge and experience qualifies him to serve on our Board of Directors.

Andrew Lee, age 39, has served as a director of the Company since January 2021. Mr. Lee serves as the chairman of the Audit Committee. Mr. Lee is a licensed CPA and holds his MBA degree from Washington State University. Mr. Lee received his Bachelor of Business Administration, with concentrations in Finance and Accounting, from Walla Walla University. Mr. Lee began working at RealWear in 2017 as a CFO. Prior to joining RealWear, Mr. Lee led Finance and Operations as the CFO of Ryonet Corporation, a high-growth firm in Vancouver, Washington. Mr. Lee’s finance and accounting experience qualifies him to serve on our Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of copies of the reports filed with the SEC and the written representations of our directors and executive officers, we believe that all reporting requirements for fiscal year 2022 were complied with by each person who at any time during the 2022 fiscal year was a director or an executive officer or held more than 10% of our common stock, except for the following: Fawad Maqbool filed a late Form 4 report on April 13, 2022, related to the purchase of our common stock on various dates and filed a late From 4 report filed on June 17, 2022, related to the granting of options to purchase our common stock; Daniel Mazziota filed a late Form 4 report on April 15, 2022, related to the purchase of our common stock on April 12, 2022, and Mr. Mazziota filed a late Form 4 report on August 25, 2022, related to the granting of options to purchase our common stock; Jorge Flores filed a late Form 4 report on June 17, 2022, related to the granting of options to purchase our common stock; and Louisa Sanfratello filed a late Form 4 report on June 17, 2022, related to the granting of options to purchase our common stock.

Code of Ethics

We have adopted a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and Chief Financial Officer. Our code of ethics is available on our website.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to, the named person, during the years ended December 31, 2022 and 2021:

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Fawad Maqbool	2021	305,769	75,000	-	266,281	-	647,050
Chairman, President and Chief Executive Officer	2022	496,335	-	-	330,787	-	827,122

Louisa Sanfratello	2021	195,192	30,000	-	133,141	-	358,333
Chief Financial Officer, Secretary	2022	273,558	-	-	165,393	-	438,951

Jorge Flores (2)	2021	172,250	-	-	84,863	-	257,113
Chief Operating Officer	2022	272,408	-	-	165,393	-	437,801

(1)

On February 21, 2022, the Company’s Board of Directors approved an increase in salary, effective as of January 1, 2022, for Mr. Maqbool, to $500,000 per year, and for Ms. Sanfratello and Mr. Flores to $275,000 per year.

(2)	Mr. Flores was appointed Chief Operating Officer in February 2022.

Pursuant to the terms of his employment agreement entered into on February 21, 2022, Mr. Flores will receive a base annual salary of $275,000 and is eligible to participate in the Company’s 2020 Equity Incentive Plan. The agreement contains a perpetual confidentiality covenant as well as non-competition and employee and customer non-solicitation covenants that apply during his employment and for a period of one year following his termination.  The agreement was amended on March 27, 2023 to extend its term to March 20, 2024.

Outstanding Equity Awards at Fiscal Year End

On June 14, 2022, the Company granted Mr. Maqbool stock options to purchase 100,000 shares of common stock according to the Company’s 2020 Plan. In addition, Ms. Sanfratello and Mr. Flores   were each granted stock options to purchase 50,000 shares of common stock. The stock options vest in quarterly installments over a 5-year period with an exercise price of $1.72 per share. The Company has calculated these options estimated fair market value at $304,148 using the Black-Scholes model, with the following assumptions: expected term of 4.9 years, stock price of $1.72, exercise price of $1.72, volatility of 138.3%, risk-free rate of 3.61%, and no forfeiture rate.

On December 20, 2022, the Company granted Mr. Maqbool stock options to purchase 100,000 shares of common stock according to the Company’s 2020 Plan. In addition, Ms. Sanfratello and Mr. Flores were each granted stock options to purchase 50,000, shares of common stock. The stock options vest in quarterly installments over a 5-year period with an exercise price of $1.92 per share. The Company has calculated these options estimated fair market value at $357,425 using the Black-Scholes model, with the following assumptions: expected term of 7.5 years, stock price of $1.92, exercise price of $1.92, volatility of 127.5%, risk-free rate of 3.79%, and no forfeiture rate.

On November 26, 2021, the Company granted the Mr. Maqbool and Ms. Sanfratello stock options to purchase 100,000 and 50,000, respectively, shares of common stock according to the Company’s 2020 Plan. The stock options vest immediately with an exercise price of $3.52 per share. The Company has calculated these options estimated fair market value at $399,422 using the Black-Scholes model, with the following assumptions: expected term of 2.5 years, stock price of $3.52, exercise price of $3.52, volatility of 146.7%, risk-free rate of .83%, and no forfeiture rate.

The following table sets forth the outstanding equity awards for our named executive officers as of the fiscal year ended December 31, 2022.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

	November 26, 2021	100,000	-0-	-0-	$3.52	November 26, 2026
Fawad Maqbool	June 14, 2022	15,000	85,000	-0-	$1.72	June 14, 2027
	December 20, 2022	-0-	100,000	-0-	$1.92	December 20, 2032

	November 26, 2021	50,000	-0-	-0-	$3.52	November 26, 2026
Louisa Sanfratello	June 14, 2022	7,500	42,500	-0-	$1.72	June 14, 2027
	December 20, 2022	-0-	50,000	-0-	$1.92	December 20, 2032

	July 26, 2021	417	4,583	-0-	$3.88	July 26, 2031
	November 26, 2021	25,000	-0-	-0-	$3.52	November 26, 2026
Jorge Flores	June 14, 2022	7,500	42,500	-0-	$1.72	June 14, 2027
	December 20, 2022	-0-	50,000	-0-	$1.92	December 20, 2032

Directors Compensation

Name	Fiscal Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Matthew Kappers	2021	-		44,850	-	-	-	44,850
	2022	-	29,550	8,936	-	-	-	38,486
Andrew Lee	2021	-		44,850	-	-	-	44,850
	2022	-	29,550	8,936	-	-	-	38,486
Daniel Mazziota	2021	-		71,478	-	-	-	71,478
	2022	-	29,550	61,190	-	-	-	90,740

In connection with their respective appointments, each of Matthew Kappers, Andrew Lee and Daniel Mazziota entered into director agreements with the Company, providing for, among other things that each of the directors shall be entitled to fees for attendance at virtual meetings and reimbursement of expenses for attending meetings.

On June 17, 2022, the Company granted restricted stock awards under the Company’s 2020 Plan to directors of the Company for an aggregate of 45,000 shares of common stock (15,000 each) valued at $88,650.  These restricted stock awards vested immediately.

On August 22,2022, the Company granted Daniel Mazziota stock options to purchase 25,000 shares of common stock according to the Company’s 2020 Plan.  The stock options vest in quarterly installments over a 5-year period with an exercise price of $2.23 per share.  The Company has calculated these options estimated fair market value at $47,787 using the Black-Scholes model, with the following assumptions: expected term of 4.5 years, stock price of $2.23, exercise price of $2.23, volatility of 134.5%, risk-free rate of 3.17%, and no forfeiture rate.

On December 20, 2022, the Company granted Matthew Kappers, Andrew Lee and Daniel Mazziota stock options to purchase 5,000, 5,000 and 7,500 respectively, shares of common stock according to the Company’s 2020 Plan.  The stock options vest in quarterly installments over a 5-year period with an exercise price of $1.92 per share.  The Company has calculated these options estimated fair market value at $31,275 using the Black-Scholes model, with the following assumptions: expected term of 7.5 years, stock price of $1.92, exercise price of $1.92, volatility of 127.5%, risk-free rate of 3.79%, and no forfeiture rate.

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

On November 26, 2021, the Company granted Daniel Mazziota stock options to purchase 10,000 shares of common stock according to the Company’s 2020 Plan.  The stock options vest immediately with an exercise price of $3.52 per share.  The Company has calculated these options estimated fair market value at $26,628 using the Black-Scholes model, with the following assumptions: expected term of 2.5 years, stock price of $3.52, exercise price of $3.52, volatility of 146.7%, risk-free rate of .83%, and no forfeiture rate.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information about our equity compensation plans as of December 31, 2022:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	916,000	$2.49	259,000
Equity compensation plans not approved by security holders	-	-	-
Total	916,000	$2.49	259,000

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of March 20, 2023. Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise indicated below, the address of each person listed in the table below is c/o 155 Plant Avenue, Hauppauge, NY 11788.

	Amount and Nature of Beneficial Ownership
	Common Stock (1)
Name and Address of Beneficial Owner	No. of Shares		% of Class
Directors and Officers
Fawad Maqbool, Chairman, President, and Chief Executive Officer	2,764,504	(2)	28.69%
Louisa Sanfratello, Chief Financial Officer	67,500	(3)	* %
Jorge Flores	46,917	(4)	* %
Daniel Mazziota	205,400	(5)	2.13%
Matthew Kappers	27,500	(6)	*
Andrew Lee	27,500	(6)	*

All officers and directors as a group (6 persons)	3,139,321		36.18%

*	Less than 1%

1)	Based on 9,637,113 shares of common stock issued and outstanding.

2)	Includes options to purchase 115,000 shares of common stock,

3)	Includes 57,500 options to purchase shares of common stock.

4)	Includes 32,917 options to purchase shares of common stock.

5)	Includes 27,500 options to purchase shares of common stock

6)	Includes 12,500 options to purchase of common stock

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following sets forth a summary of transactions since the beginning of the fiscal year of 2022, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Director Independence

Mr. Kappers, Mr. Lee and Mr. Mazziota are independent using the definition of independence under NASDAQ Listing Rule 5605 (a) (2).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the aggregate fees we paid for professional services provided to us for 2022 and 2021:

	2022	2021
Audit Fees	$130,062	$72,500
Audit-Related Fees	$71,548	$89,014
Tax Fees	$3,420	$2,875
All Other Fees	-	-
Total	$205,030	$164,389

Audit Fees

For the year ended December 31, 2022 and 2021, we paid $130,062 and $72,500 respectively for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

For the fiscal years ended December 31, 2022 and 2021, we paid approximately $71,548 and $89,014, respectively, for audit related services for the acquisition of Spectrum Semiconductor Materials, Inc.

Tax Fees

For our fiscal years ended December 31, 2022 and 2021, we paid $3,420 and $2,875 respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended December 31, 2022 and 2021.

Pre-Approval Policies and Procedures

As of January 20, 2021, the Board of Directors appointed three independent directors to a newly appointed audit committee and appointed Andrew Lee as the chairman of the audit committee. In its capacity, the audit committee pre-approves all audit (including audit-related) and permitted non-audit services to be performed by the independent auditors. The audit committee will annually approve the scope and fee estimates for the year-end audit to be performed by the Company’s independent auditors for the fiscal year. With respect to other permitted services, the audit committee pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project and annual maximums. To date, the Company has not engaged its auditors to perform any non-audit related service

The Audit Committee pre-approved all services provided by our independent registered public accounting firm. All the above services and fees during 2022 were pre-approved by our Audit Committee. All the above services in 2022 were reviewed and approved by our Audit Committee either before or after the respective services were rendered.

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this Annual Report.

1.	Report of Independent Registered Public Accounting Firm (PCAOB ID 3627)

2.	Financial Statement Schedules

Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of AmpliTech Group, Inc. (incorporated by reference to the Current Report on Form 8-K filed December 28, 2020)
3.2	Amended and Restated Bylaws of AmpliTech Group, Inc. (incorporated by reference to the Current Report on Form 8-K filed December 28, 2020)
3.3	Amended and Restated Series A Convertible Preferred Stock Certificate of Designation (incorporated by reference to the Current Report on Form 8-K filed December 28, 2020)
3.4	Certificate of Amendment, filed with the Secretary of State of Nevada (incorporated by reference to the Current Report on Form 8-K filed February 19, 2021)
3.5	Certificate of Correction, filed with the Secretary of State of Nevada (incorporated by reference to the Current Report on Form 8-K filed February 19, 2021)
4.1	Form of Common Stock Purchase Warrant (incorporated by reference to the Current Report on Form 8-K filed February 19, 2021)
4.2

Warrant Agency Agreement dated February 19, 2021 by and between AmpliTech Group, Inc. and Manhattan Transfer Registrar Co. (incorporated by reference to the Current Report on Form 8-K filed February 19, 2021)

4.3	Form of Representative’s Warrant (incorporated by reference to the Current Report on Form 8-K filed February 19, 2021)
4.4	Description of Capital Stock (incorporated by reference to Form 10-K filed March 31, 2021)
4.5	Form of Warrant (incorporated by reference to the Current Report on Form 8-K filed April 15, 2021)
10.3	Commercial guaranty of AmpliTech Group, Inc., dated September 12, 2019 (incorporated by reference to the Current Report on Form 8-K filed on September 18, 2019)
10.4

Lease agreement, dated September 12, 2019, by and between AmpliTech Group, Inc. and Stephen J. Faber, as Trustee of the Revocable Trust of Stephen J. Faber, dated August 29, 2017 (incorporated by reference to the Current Report on Form 8-K filed on September 18, 2019)

10.5

Option agreement, dated September 12, 2019, by and between AmpliTech Group, Inc. and Stephen J. Faber, as Trustee of the Revocable Trust of Stephen J. Faber, dated August 29, 2017 (incorporated by reference to the Current Report on Form 8-K filed on September 18, 2019)

10.6

Mutual non-disclosure/joint venture confidentiality agreement, by and between AmpliTech Group, Inc. and Orban Microwave, Inc., dated August 14, 2020 (incorporated by reference to the Current Report on Form 8-K filed on August 20, 2020)

10.7

Exclusive Distribution Agreement, dated November 9, 2016, by and between AmpliTech Inc, and distributor (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on December 10, 2020)

10.8

Advisory Agreement, dated February 14, 2018, by and between AmpliTech Group, Inc. and with Sunbiz Holdings Corp. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed on December 10, 2020)

10.9	Business Loan Agreement with BNB Bank, dated November 20, 2020 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on December 10, 2020)
10.10	Promissory Note issued to BNB Bank, dated November 20, 2020 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on December 10, 2020)
10.11	2020 Equity Incentive Plan (incorporated by reference to Form S-8 filed December 14, 2020)
10.12	Asset Purchase Agreement dated November 19, 2021 (incorporated by reference to the Current Report on Form 8-K filed November 19, 2021)
10.13	Employment Agreement with Jorge Flores dated February 21, 2022 (incorporated by reference to the Current Report on Form 8-K filed February 22, 2022)
10.14	Form of Director Agreement (incorporated by reference to the Current Report on Form 8-K filed January 26, 2022)
10.15	Amendment to Employment Agreement with Jorge Flores dated March 27, 2023
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed on August 13, 2012)
23.1	Consent of Sadler, Gibb & Associates, LLC

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101. INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101. SCH	Inline XBRL Taxonomy Extension Schema Document
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmpliTech Group, Inc.

Date: March 31, 2023	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Fawad Maqbool	President, Chief Executive Officer and	March 31, 2023
Fawad Maqbool	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Louisa Sanfratello	Chief Financial Officer and Secretary	March 31, 2023
Louisa Sanfratello	(Principal Financial and Accounting Officer)

/s/ Andrew Lee	Director	March 31, 2023
Andrew Lee

/s/ Daniel Mazziota	Director	March 31, 2023
Daniel Mazziota

/s/ Matthew Kappers	Director	March 31, 2023
Matthew Kappers

