Form 10-Q
period 2023-03-31
AmpliTech Group, Inc.
filed 2023-05-15
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

(631)-521-7831

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	AMPG	The Nasdaq Stock Market LLC
Warrants to Purchase Common Stock	AMPGW	TheNasdaq Stock Market LLC

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

As of May 10, 2023, the registrant had 9,637,113 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2023

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company”, “the Company”, “AmpliTech”, “Specialty” or “SMW” “Spectrum” or “SSM”, “AmpliTech Group MMIC Design Center” or “AGMDC”, “AmpliTech Group True G Speed Services” or “TGSS” are the combined business of AmpliTech Group, Inc., and its consolidated subsidiary, AmpliTech, Inc., and AMPG’s divisions Specialty Microwave, Spectrum Semiconductor Materials, AmpliTech Group MMIC Design Center and AmpliTech Group True G Speed Services.

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

PART  I – FINANCIAL INFORMATION

Item 1. Financial Statements

AmpliTech Group, Inc.

Condensed Consolidated  Balance Sheets

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$7,595,366	$13,290,222
Accounts receivable	1,857,519	1,801,769
Inventories, net	6,569,865	6,632,121
Marketable Securities	3,021,918	247,450
Prepaid expenses	617,019	194,635
Total Current Assets	19,661,687	22,166,197

Property and equipment, net	1,998,264	2,023,687
Right of use operating lease assets	4,047,279	4,197,324
Intangible assets, net	3,096,755	3,134,108
Goodwill	4,696,883	4,696,883
Cost method investment	348,250	348,250
Security deposits	109,434	113,185

Total Assets	$33,958,552	$36,679,634

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	1,086,890	$860,366
Customer deposits	156,069	210,848
Current portion of financing lease obligations	24,993	33,480
Current portion of operating lease obligations	597,920	586,379
Current portion of notes payable	129,438	144,358
Revenue earnout	-	2,180,826
Total Current Liabilities	1,995,310	4,016,257

Long Term Liabilities
Financing lease, net of current obligations	45,212	49,336
Operating lease, net of current obligations	3,615,248	3,768,932
Notes payable, net of current portion	63,195	89,597
Total Liabilities	5,718,965	7,924,122

Commitments and Contingencies	-	-

Stockholders' Equity
Series A convertible preferred stock, par value $0.001, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, par value $0.001, 500,000,000 shares authorized, 9,637,113 and 9,634,613 shares issued and outstanding, respectively	9,637	9,635
Additional paid-in capital	36,116,200	36,050,161
Accumulated deficit	(7,886,250)	(7,304,284)

Total Stockholders' Equity	28,239,587	28,755,512

Total Liabilities and
Stockholders' Equity	$33,958,552	$36,679,634

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2023	2022

Revenue	$4,112,299	$5,099,520

Cost of goods sold	2,295,768	2,775,922

Gross Profit	1,816,531	2,323,598

Operating Expenses
Selling, general and administrative	2,086,912	1,901,310
Research and development	348,730	413,303
Total operating expenses	2,435,642	2,314,613

Income (Loss) From Operations	(619,111)	8,985

Other Income (Expenses)
Unrealized gain on investments	18,546	-
Realized gain on investments	4,828	-
Interest Income (expense), net	13,771	(5,360)
Total other income (expense)	37,145	(5,360)

Net Income (Loss) Before Income Taxes	(581,966)	3,625

Provision For Income Taxes	-	-

Net Income (Loss)	$(581,966)	$3,625

Net Loss Per Share;
Basic	$(0.06)	$-
Diluted	$(0.06)	$-

Weighted Average Shares Outstanding;
Basic	9,635,709	9,582,113
Diluted	9,635,709	9,582,113

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Stockholders' Equity

  (Unaudited)

	For The Three Months Ended March 31, 2023
	Series A Convertible Preferred		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2022	-	$-	9,634,613	$9,635	$36,050,161	$(7,304,284)	$28,755,512

Stock based compensation	-	-	-	-	66,041	-	66,041

Common stock issued for vesting of RSU's	-	-	2,500	2	(2)	-	-

Net loss for the three months ended March 31, 2023	-	-	-	-	-	(581,966)	(581,966)

Balance, March 31, 2023	-	$-	9,637,113	$9,637	$36,116,200	$(7,886,250)	$28,239,587

	For The Three Months Ended March 31, 2022
	Series A Convertible Preferred		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2021	-	$-	9,582,113	$9,582	$35,651,088	$(6,627,177)	$29,033,493

Stock based compensation	-	-	-	-	44,946	-	44,946

Net income for the three months ended March 31, 2022	-	-	-	-	-	3,625	3,625

Balance, March 31, 2022	-	$-	9,582,113	$9,582	$35,696,034	$(6,623,552)	$29,082,064

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
Cash Flows from Operating Activities:	2023	2022

Net Income (Loss)	$(581,966)	$3,625
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	114,445	85,201
Amortization of prepaid consulting	-	13,500
Amortization of right-of-use operating lease asset	150,045	87,889
Stock based compensation	66,041	44,946
Change in fair value of marketable securities	(18,546)	-
Changes in Operating Assets and Liabilities:
Accounts receivable	(55,750)	(327,110)
Other receivable	-	(77,734)
Inventories	62,256	(439,407)
Prepaid expenses	(422,384)	(146,233)
Security deposits	3,751	(7,066)
Accounts payable and accrued expenses	226,524	(1,383,655)
Operating lease liability	(54,779)	(99,765)
Customer deposits	(142,143)	403,758
Net cash used in operating activities	(652,506)	(1,842,051)

Cash Flows from Investing Activities:
Purchase of property and equipment	(51,669)	(82,850)
Net investment in marketable securities	(2,755,922)	-
Purchase of cost method investment	-	(100,000)
Net cash used in investing activities	(2,807,591)	(182,850)

Cash Flows from Financing Activities:
Repayment on financing lease liabilities	(12,611)	(8,268)
Repayment of notes payable	(41,322)	(26,745)
Payment of revenue earnout	(2,180,826)	-
Net cash used in financing activities	(2,234,759)	(35,013)

Net change in cash and cash equivalents	(5,694,856)	(2,059,914)

Cash and Cash Equivalents, Beginning of Period	13,290,222	18,018,874

Cash and Cash Equivalents, End of Period	$7,595,366	$15,958,960

Supplemental disclosures:
Cash paid for interest expense	$7,930	$6,397
Cash paid for income taxes	-	$-

Non-Cash Investing and Financing Activities:
Common Stock issued on vesting of RSUs	$2	$-
Equipment received for prepaid assets	$-	$50,644
Promissory Note on Equipment	$-	$82,615

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Three Months Ended March 31, 2023, and 2022

(1) Organization and Business Description

AmpliTech Group, Inc. (“AmpliTech” or the “Company”) was incorporated under the laws of the State of Nevada on December 30, 2010. On August 13, 2012, the Company acquired AmpliTech, Inc., by issuing 833,750 shares of the Company’s common stock to the shareholders of AmpliTech, Inc., in exchange for 100% of the outstanding shares of AmpliTech Inc. (the “Share Exchange”). After the Share Exchange, the selling shareholders owned 60,000 shares of the 889,250 shares of Company common stock outstanding, resulting in a change in control. Accordingly, the transaction was accounted for as a reverse acquisition in which AmpliTech, Inc., was deemed to be the accounting acquirer, and the operations of the Company were consolidated for accounting purposes. The capital balances have been retroactively adjusted to reflect the reverse acquisition.

AmpliTech designs, engineers and assembles microwave component-based low noise amplifiers (“LNA”) that meet individual customer specifications. Application of the Company’s proprietary technology results in maximum frequency gain with minimal background noise distortion as required by each customer. The Company has both domestic and international customers in such industries as aerospace, governmental, defense and commercial satellite.

On September 12, 2019, AmpliTech Group, Inc., acquired the assets of Specialty Microwave Corporation (“Specialty”), a privately held company based in Ronkonkoma, NY. The purchase included all inventory, orders, customers, property and equipment, and intellectual property.  The assets also included all eight team members of Specialty.

Specialty designs and manufactures passive microwave components and related subsystems that meet individual customer specifications for both domestic and international customers for use in satellite communication ground networks.

On February 17, 2021, the Company priced its underwritten public offering of 1,371,428 units at $7.00 per unit. Each unit issued in the offering consisted of one share of common stock and one warrant. Concurrently, AmpliTech effected a 1-for-20 reverse split of its outstanding common stock and uplisted to the Nasdaq Capital Market, where its common stock and warrants trade under the symbols “AMPG” and “AMPGW,” respectively.

In 2021, the Company opened AGMDC, a monolithic microwave integrated circuits (“MMIC”) chip design center in Texas and has started to implement several of its proprietary amplifier designs into MMIC components. MMICs are semiconductor chips used in high-frequency communications applications. MMICs are widely desired for power amplification solutions to service emerging technologies, such as phased array antennas and quantum computing. MMICs carry a smaller footprint enabling them to be incorporated into a broader array of systems while reducing costs.  AGMDC designs, develops and manufactures state-of-the-art signal processing components for satellite and 5G communications networks, defense, space and other commercial applications, allowing the Company to market its products to wider base of customers requiring high technology in smaller packages.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Three Months Ended March 31, 2023, and 2022

On November 19, 2021, AmpliTech Group, Inc., entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Spectrum Semiconductor Materials Inc. (the "Seller" or “SSM”), pursuant to which AmpliTech acquired substantially all the assets of the Company (the “Acquisition”). The Acquisition was completed on December 15, 2021.

Spectrum Semiconductor Materials ("SSM”), located in Silicon Valley (San Jose, CA), is a global authorized distributor of integrated circuit ("IC") packaging and lids for semiconductor device assembly, prototyping, testing, and production requirements.

In August 2022, the AmpliTech Group True G Speed Services (“TGSS”) division was formed to provide “true G speeds” to the industry. TGSS’ main function will be to plan and configure 5G radio systems and make them Open Radio Access Network compatible. TGSS will implement AmpliTech’s low noise amplifier devices in these systems to promote greater coverage, longer range and faster speeds.

The COVID-19 Pandemic

The COVID-19 pandemic had disrupted and affected our business operations, which has led to business and supply chain disruptions. The lingering effects of the pandemic are likely to continue to disrupt our business and supply chain in the future. For example, our offices and R&D and manufacturing locations were, and may continue to be, impacted due to national and regional government declarations requiring closures, quarantines, and travel restrictions, although nearly all government-imposed restrictions have been significantly reduced in most parts of the world. However, given the unpredictable nature of COVID-19 and its variants, it is difficult, if not impossible, to predict, whether any government-imposed restrictions will be reimposed at previous levels or enhanced in one or more ways impacting our business operations or those of third parties upon which we rely. The COVID-19 pandemic, including associated business interruptions and recovery, as well as other possible epidemics or outbreaks of other contagions could result in a material adverse impact on our or our current or anticipated customers’ or suppliers’ business operations, including reduction or suspension of operations in the U.S. or other parts of the world. Our design and engineering operations, among others, cannot all be conducted remotely and often require on-site access to materials and equipment. We have customers, suppliers, and partners with international operations, and our customers, suppliers, and partners also depend on suppliers and manufacturers worldwide, which means that our business and prospects could be affected by the lingering effects of the COVID-19 pandemic anywhere in the world. Depending upon the duration of the lingering effects of the COVID-19 pandemic and the associated business interruptions, our customers, suppliers, manufacturers, and partners may suspend or delay their engagements with us. We and our customers’ and suppliers’ response to the lingering effects of the COVID-19 pandemic may prove to be inadequate and they may be unable to continue their respective operations in the manner they had prior to the outbreak or the worsening of the outbreak, and we may consequently endure interruptions, reputational harm, delays in our product development, and shipments, all of which could have an adverse effect on our business, operating results, and financial condition. In addition, we cannot assure you as to the timing of the economic recovery given the lingering effects of the pandemic, which could have a material adverse effect on our target markets and our business

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Three Months Ended March 31, 2023, and 2022

(2) Summary of Significant Accounting Policies

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

The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the years ended December 31, 2022, and 2021, included in Form 10-K filed with the SEC filed on March 31, 2023.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries and divisions. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications have no effect on previously reported results of operations. The revenue earnout was reclassed from long term liabilities to current liabilities on the balance sheet as of December 31, 2022.

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Three Months Ended March 31, 2023, and 2022

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments and marketable securities that have original maturities of less than three months, when purchased, to be cash equivalents. As of March 31, 2023, the Company’s cash and cash equivalents were deposited in four financial institutions.

Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2023, and December 31, 2022, the Company had $6,845,366 and $12,040,022 in excess of the FDIC insured limit, respectively.

Accounts Receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing.

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change in the future.  An allowance of $0 has been recorded at March 31, 2023, and December 31, 2022, respectively.

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

As of March 31, 2023, and December 31, 2022, the reserve for inventory obsolescence was $1,128,000, respectively.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Three Months Ended March 31, 2023, and 2022

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Property and equipment are depreciated as follows:

Description	Useful Life	Method
Office equipment	3 to 7 years	Straight-line
Machinery/shop equipment	7 to 10 years	Straight-line
Computer equipment/software	1 to 7 years	Straight-line
Vehicles	5 years	Straight-line
Leasehold improvements	7 years	Straight-line

Long-lived assets

The Company reviews its property and equipment and right-of-use (“ROU”) assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. The test for impairment is required to be performed by management upon triggering events. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. There were no indicators of impairment during the three months ended March 31, 2023.

Intangible assets

The Company periodically evaluates the reasonableness of the useful lives of these assets. These assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows or other valuation techniques.  There were no indicators of impairment during the three months ended March 31, 2023.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Three Months Ended March 31, 2023, and 2022

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

If we determine it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, we measure any loss from an impairment by comparing the fair value of each reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired, and an impairment loss is recognized in an amount equal to that excess. There were no indicators of impairment during the three months ended March 31, 2023.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Three Months Ended March 31, 2023, and 2022

Investment Policy-Cost Method

Investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not control or have the ability to exercise considerable influence over operating and financial policies. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, adjusted for observable price changes of similar investments of the same issuer. Fair value is not estimated for these investments if there are no identified events or changes in circumstances that may influence the fair value of the investment. Under this method, the Company’s share of the earnings or losses of such investee companies is not included in the consolidated balance sheet or consolidated statements of operations. The Company held $348,250 of investments without readily determinable fair values at March 31, 2023 (see Note 9). These investments are included in other assets on the condensed consolidated balance sheets. There were no indicators of impairment during the three months ended March 31, 2023.

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Three Months Ended March 31, 2023, and 2022

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

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of March 31, 2023 contained a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, rebates, discounts, and other adjustments. The estimates of variable consideration are based on historical payment experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Three Months Ended March 31, 2023, and 2022

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

Research and development costs for the three months ended March 31, 2023, and 2022, were $348,730 and $413,303, respectively.

Income Taxes

The Company’s deferred tax assets and liabilities for the expected future tax consequences of events have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At March 31, 2023, the Company had no material unrecognized tax benefits.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Three Months Ended March 31, 2023, and 2022

Earnings Per Share

Basic earnings per share (“EPS”) are determined by dividing the net earnings by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. As of March 31, 2023, and 2022, there were 4,234,942 and 1,415,342, respectively, potentially dilutive shares that need to be considered as common share equivalents. As a result of the net loss for the three months ended March 31, 2023, the potentially dilutive shares that need to be considered as common share equivalents are anti-dilutive. For the three months ended March 31, 2022, options and warrants were not included in the dilutive earnings per share calculation as their strike price was above the average share price.

The computation of weighted average shares outstanding and the basic and diluted earnings per share consisted of the following:

	Net Income (Loss)	Shares	Per Share Amount
For the year ended March 31, 2023:
Basic EPS	$(581,966)	9,635,709	$(0.06)
Effect of dilutive stock options and warrants	-	-
Diluted EPS	$(581,966)	9,635,709	$(0.06)
For the year ended March 31, 2022:
Basic EPS	$3,625	9,582,113	$0.00
Effect of dilutive stock options and warrants	-	-
Diluted EPS	$3,625	9,582,113	$0.00

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Three Months Ended March 31, 2023, and 2022

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Three Months Ended March 31, 2023, and 2022

Concentration of Credit Risk

Financial instruments that potentially subject the company to concentration of credit risk consist primarily of cash and accounts receivable.

The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Therefore, management does not believe significant credit risks exist at March 31, 2023.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. As a smaller reporting company, the guidance is effective for our fiscal years beginning after December 15, 2022. The Company has adopted  this pronouncement and does not expect the adoption to have a material impact on our results of operation, financial position or cash flow.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Three Months Ended March 31, 2023, and 2022

(3) Revenues

The following table presents sales disaggregated based on geographic regions and for the three months ended:

	March 31,	March 31,
	2023	2022
AmpliTech Inc.
Domestic sales	$1,024,245	$867,362
International sales	197,954	200,793
Total sales	$1,222,199	$1,068,155

Spectrum
Domestic sales	$1,877,693	$1,595,626
International sales	1,012,407	2,435,739
Total sales	$2,890,100	$4,031,365

Total sales	$4,112,299	$5,099,520

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Three Months Ended March 31, 2023, and 2022

(4) Segment Reporting

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments.

The following table presents summary information by segment for the three months ended March 31, 2023:

	AmpliTech Inc.	Spectrum	Corporate	Total
Revenue	$1,222,199	$2,890,100	-	$4,112,299
Cost of Goods Sold	760,179	1,535,589	-	2,295,768
Net Income (Loss)	(1,009,532)	720,854	(293,288)	(581,966)
Total Assets	13,870,908	16,946,958	3,140,686	33,958,552
Depreciation and Amortization	82,175	32,270	-	114,445
Interest Income (Expense), net	16,939	(75)	(3,093)	13,771

The following table presents summary information by segment for the three months ended March 31, 2022:

	AmpliTech Inc.	Spectrum	Corporate	Total
Revenue	$1,068,155	$4,031,365	-	$5,099,520
Cost of Goods Sold	644,338	2,131,584	-	2,775,922
Net Income (Loss)	(805,856)	1,077,984	(268,503)	3,625
Total Assets	16,466,809	15,121,520	2,655,372	34,243,701
Depreciation and Amortization	53,681	31,520	-	85,201
Interest Expense, net	2,924	-	3,473	6,397

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Three Months Ended March 31, 2023, and 2022

(5) Marketable Securities

The following table is a summary of marketable securities at March 31, 2023:

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 1 (1)
Money Market Fund	$7,216	-	-	$7,216
Marketable Equitable Securities	3,003,372	18,546	-	3,021,918

Total	$3,010,588	18,546	-	$3,029,134

Cash and cash equivalents in our marketable securities account at March 31, 2023 was $7,216.

(1)	Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

When evaluating an investment for impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis.  As of March 31, 2023, the Company does not consider any of its investments to be impaired.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Three Months Ended March 31, 2023, and 2022

(6) Inventories

The inventory consists of the following at March 31, 2023, and December 31, 2022:

	March 31,	December 31,
	2023	2022

Raw Materials	$837,148	$872,184
Work-in Progress	264,673	229,771
Finished Goods	6,596,044	6,658,166
Subtotal	$7,697,865	$7,760,121
Less: Reserve for
Obsolescence	(1,128,000)	(1,128,000)

Total	$6,569,865	$6,632,121

(7) Property and Equipment

Property and Equipment consisted of the following at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022

Lab Equipment	$2,507,774	$2,455,045
Manufacturing Equipment	129,745	129,745
Automobiles	7,335	7,335
Computer Equipment and Software	203,051	210,240
Leasehold Improvements	84,171	78,042
Furniture and Fixtures	148,987	148,987

Subtotal	3,081,063	3,029,394
Less: Accumulated Depreciation	(1,082,799)	(1,005,707)

Total	$1,998,264	$2,023,687

Depreciation expense for the three months ended March 31, 2023, and 2022, was $77,092 and $47,848, respectively, of which $57,894 and $39,385, respectively were included in cost of goods sold.

Property and equipment purchased in the amount of $234,036 under financing leases is included in the totals above.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Three Months Ended March 31, 2023, and 2022

(8) Goodwill and Intangible Assets

Goodwill

Goodwill is related to the acquisition of Spectrum Semiconductor Materials Inc. on December 15, 2021. Goodwill is primarily related to expected improvements and technology performance and functionality, as well sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. Goodwill is generally not amortizable for tax purposes and is not amortizable for financial statement purposes.  As of March 31, 2023, and December 31, 2022, the carrying value of goodwill was $4,698,883, respectively.

Other Intangible Assets

Intangible assets with an estimated useful life of fifteen and twenty years consisted of the following at March 31, 2023:

	Gross Carrying	Accumulated		Weighted Average
	Amount	Amortization	Net	Life
Trade name	$584,517	$-	$584,517	Indefinite
Customer relationships	2,591,491	233,894	2,357,597	17.57
Intellectual Property	202,771	48,130	154,641	11.46

Total	$3,378,779	$282,024	$3,096,755

Amortization expense for the three months ended March 31, 2023 and 2022 was $37,353, respectively.

Annual amortization of intangible assets are as follows:

2023	112,623
2024	149,976
2025	149,976
2026	149,976
2027	149,976
Thereafter	1,799,711
$2,512,238

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Three Months Ended March 31, 2023, and 2022

(9) Cost Method Investment

On June 10, 2021, the Company entered into a membership interest purchase agreement with SN2N, LLC, for an aggregate purchase price of $350,000, to be paid in four tranches. Each tranche represents a 5% membership interest, and in aggregate a 20% membership interest. On June 15, 2022, an amendment to the membership interest purchase agreement was made to reflect a 19.9% membership interest.  In light of this amendment, the Company overpaid by $1,750 for the membership interest and was subsequently reimbursed. As of March 31, 2023, the Company has made an investment of $348,250 for a 19.9% membership interest.

(10) Leases

The following was included in our balance sheet as of March 31, 2023:

March 31,
Operating leases	2023
Assets
ROU operating lease assets	$4,047,279

Liabilities
Current portion of operating lease	$597,920
Operating lease, net of current portion	$3,615,248
Total operating lease liabilities	$4,213,168
Financing leases
Assets
Property and equipment, gross	$234,036
Accumulated depreciation	(123,196)
Property and equipment, net	$110,840

Liabilities
Current portion of financing lease	$24,993
Financing lease, net of current portion	$45,212
Total financing lease liabilities	$70,205

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Three Months Ended March 31, 2023, and 2022

The weighted average remaining lease term and weighted average discount rate at March 31, 2023 were as follows:

Weighted average remaining lease term (years)	March 31, 2023
Operating leases	9.10
Financing leases	2.50
Weighted average discount rate
Operating leases	4.49%
Financing leases	4.70%

Financing Lease

The Company entered into several 60-month lease agreements to finance certain laboratory and office equipment. As such, the Company has accounted for these transactions as a financing lease.

The following table reconciles future minimum financing lease payments to the discounted lease liability as of March 31, 2023:

2023	22,921
2024	18,751
2025	18,186
2026	11,976
Thereafter	3,992
Total lease payments	75,826
Less imputed interest	(5,621)
Total lease obligations	70,205
Less current obligations	(24,993)
Long-term lease obligations	$45,212

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Three Months Ended March 31, 2023, and 2022

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

On September 12, 2019, the Company entered into a new operating lease agreement to rent office space in Ronkonkoma, NY. This five- year agreement commenced on September 12, 2019, with an annual rent of $90,000 and 3% increase in each successive lease year beginning in 2021. The Company has an option to buy the property during the first two years of the lease for $1,200,000 and then at fair market value for the remainder of the lease term. This option has expired and was not exercised. On April 13, 2023, this lease was terminated subject to the terms of a Surrender Agreement between the Company and landlord.

On November 27, 2019, the Company entered a 39-month agreement to lease an automobile with a monthly payment of $420. This lease was paid in full as of March 31, 2023.

On December 15, 2021, the Company assumed the SSM lease agreement for office and warehouse space in San Jose, CA, with the same terms and conditions. Effective February 1, 2020, the lease term will expire on January 31, 2025, with a base rent of $24,234 for the first 12 months and increase by approximately 3% every year.

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Three Months Ended March 31, 2023, and 2022

The following table reconciles future minimum operating lease payments to the discounted lease liability as of March 31, 2023:

2023	578,423
2024	765,075
2025	400,321
2026	383,347
Thereafter	3,112,070
Total lease payments	5,239,236
Less imputed interest	(1,026,068)
Total lease obligations	4,213,168
Less current obligations	(597,920)
Long-term lease obligations	$3,615,248

(11) Notes Payable

 Promissory Note:

On September 12, 2019, AmpliTech Group, Inc., acquired Specialty, a privately held company based in Ronkonkoma, NY.  The purchase included all inventory, orders, customers, property and equipment, and all intellectual property. The assets also included all eight team members of Specialty.  The total consideration paid was $1,143,633, consisting of $668,633 in cash and a $475,000 promissory note with an interest rate of 6%.  Beginning November 1, 2019, payment of principal and interest shall be due payable in fifty-nine (59) monthly payments of $9,213 with a final payment of $9,203 due October 1, 2024. As of March 31, 2023, the balance of this promissory note was $158,055. Principal payments of $24,960 along with interest expense of $2,681 were paid during the three months ended March 31, 2023.

Loan Payable:

On September 12, 2019, the Company was approved for a $250,000 equipment leasing facility which was subsequently increased to $500,000. The Company has borrowed against the leasing facility as follows:

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Three Months Ended March 31, 2023, and 2022

•

On May 14, 2020, the Company borrowed $27,494 to be paid over a three-year term with monthly payments of $815 at an interest rate of 4.268%. The balance as of March 31, 2023, was $812. Principal payments of $2,418 and interest expense of $27 were paid for the three months ended March 31, 2023.

•

On June 10, 2020, the Company borrowed $41,015 to be paid over a three-year term with monthly payments of $1,216 at an interest rate of 4.278%. The balance as of March 31, 2023, was $2,418. Principal payments of $3,593 and interest expense of $55 were paid for the three months ended March 31, 2023.

As of March 14, 2023, the Company closed the equipment line of credit of $500,000. All UCC filings on the Company assets have been released as well as the Company’s president’s personal guarantee.

In January 2022, the Company purchased machinery for $91,795, applying a deposit of $9,180 and financing the balance of $82,616 over 24 payments at an interest rate of 1.90%. The balance as of March 31, 2023, was $31,349. Principal payments of $10,351 and interest expense of $182 were paid for the three months ended March 31, 2023.

Future principal payments over the term of the notes payable as of March 31, 2023 are as follows:

Payments
2023	$103,036
2024	89,597
Total remaining payments	$192,633

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Three Months Ended March 31, 2023, and 2022

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

On February 17, 2021, the Company priced its underwritten public offering of 1,371,428 units at $7.00 per unit. Each unit issued in the offering consisted of one share of common stock and one warrant. Concurrently, AmpliTech effected a 1-for-20 reverse split of its outstanding common stock and uplisted to the Nasdaq Capital Market, where its common stock and warrants trade under the symbols “AMPG” and “AMPGW,” respectively.

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Three Months Ended March 31, 2023, and 2022

Stock Options:

On February 27, 2023, the Company granted one employee ten-year stock options to purchase 2,000 shares of common stock according to the Company’s 2020 Plan. The stock options vest in equal quarterly installments over five years commencing on May 27, 2023, with an exercise price of $2.59 per share. The Company has calculated these options estimated fair market value at $4,800 using the Black-Scholes model, with the following assumptions: expected term of 7.46 years, stock price of $2.59, exercise price of $2.59, volatility of 126.8%, risk-free rate of 4.08%, and no forfeiture rate.

Below is a table summarizing the changes in stock options outstanding for the three months ended March 31, 2023:

	Number of	Weighted Average Exercise
	Options	Price ($)
Outstanding at December 31, 2022	916,000	$2.49
Granted	2,000	$2.59
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2023	918,000	$2.49
Exercisable at March 31, 2023	380,484	$3.18

As of December 31, 2022, all outstanding stock options were issued according to the Company's 2020 Plan, and there remain 257,000 shares of common stock available for future issuance under the 2020 Plan.

Stock-based compensation expense related to stock options of $61,224 was recorded for the three months ended March 31, 2023. As of March 31, 2023, the remaining unrecognized compensation cost related to non-vested stock options is $929,066 and is expected to be recognized over 5 years. The outstanding stock options have a weighted average remaining contractual life of 5.49 years and a total intrinsic value of $544,090.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Three Months Ended March 31, 2023, and 2022

Warrants:

On February 17, 2021, the Company priced its underwritten public offering of 1,371,428 units at $7.00 per unit. Each unit issued in the offering consisted of one share of common stock and one warrant. Concurrently, AmpliTech effected a 1-for-20 reverse split of its outstanding common stock and uplisted to the Nasdaq Capital Market, where its common stock and warrants trade under the symbols “AMPG” and “AMPGW,” respectively.

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

Below is a table summarizing the changes in warrants outstanding for the three months ended March 31, 2023:

	Number of	Weighted Average Exercise
	Warrants	Price ($)
Outstanding at December 31, 2022	3,296,942	$7.83
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2023	3,296,942	$7.83
Exercisable at March 31, 2023	3,296,942	$7.83

The outstanding warrants have a weighted average remaining contractual life of 2.99 years and a total intrinsic value of $0.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Three Months Ended March 31, 2023, and 2022

Restricted Stock Units:

On May 20, 2022, 30,000 restricted stock units at an exercise price of $1.96 were issued to a board advisor.  Vesting will occur in equal quarterly installments of 2,500 shares beginning on May 20, 2022.  As of March 31, 2023, 10,000 RSU’s have vested.

Below is a table summarizing the changes in restricted stock units outstanding for the three months ended March 31, 2023:

	Number of	Weighted Average Exercise
	RSU’s	Price ($)
Outstanding at December 31, 2022	22,500	$1.96
Granted	-	-
Exercised	(2,500)	$1.96
Expired	-	-
Outstanding at March 31, 2023	20,000	$1.96
Exercisable at March 31, 2023	-	-

Stock-based compensation expense related to restricted stock units of $4,817 was recorded for the three months ended March 31, 2023. As of March 31, 2023, the remaining unrecognized compensation cost related to non-vested restricted stock units is $37,040. The outstanding restricted stock units have a weighted average remaining contractual life of 1.90 years and a total intrinsic value of $55,200.

(13) Subsequent events

On April 13, 2023, the lease located in Ronkonkoma, NY was terminated subject to the terms of a Surrender Agreement between the Company and Landlord.

On April 17, 2023, the Company signed a distribution agreement with NGK Electronics Devices, to become their US distributor for their RF Microwave products.

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

Business Overview

AmpliTech Group Inc. (“AMPG,” “AmpliTech” or the “Company”), incorporated in 2010 in the state of Nevada, is the parent company of its subsidiary, AmpliTech, Inc., and AMPG’s divisions Specialty Microwave, Spectrum Semiconductor Materials, AmpliTech Group MMIC Design Center (“AGMDC”) and AmpliTech Group True G Speed Services (‘TGSS”).

AmpliTech designs, engineers, and assembles microwave component-based low noise amplifiers (“LNA”) that meet individual customer specifications. Application of the Company’s proprietary technology results in maximum frequency gain with minimal background noise distortion as required by each customer. The Company has both domestic and international customers in such industries as aerospace, governmental, defense, and commercial satellite.

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

In August 2022, the AmpliTech Group True G Speed Services (“TGSS”) division was formed to enable “true G speeds” to the industry.  TGSS’ main function will be to plan and configure 5G radio systems and make them O-RAN compliant.  TGSS will implement AmpliTech’s low noise amplifier devices in these systems to promote greater coverage, longer range and faster speeds.

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

The Company’s research and development initiative to expand its product line of low noise amplifiers to include its new 5G and wireless infrastructure products and MMIC designs is progressing significantly. Our combined engineering and manufacturing resources are expected to complement the development of new subsystems for satellite, wireless, and 5G infrastructure, as well as advanced military and commercial markets.

Corporate Information

Our principal executive offices are located at 155 Plant Avenue, Hauppauge, NY 11788. Our telephone number is (631) 521-7831. Our corporate website is www.amplitechinc.com. The information on our website is not a part of, or incorporated in, this prospectus.

Results of Operations

For the Three Months Ended March 31, 2023 and March 31, 2022

Revenues

Sales decreased from $5,099,520 for the three months ended March 31, 2022, to $4,112,299 for the three months ended March 31, 2023, a decrease of $987,221 or approximately 19.36%. Sales in the amplifier and related passive microwave components and subsystems division increased by $154,044, or 14.42%, resulting primarily from an increase in telecommunication applications. Spectrum sales decreased by $1,141,265, or 28.31%, a decline attributable to a decrease in sales from international customers. During the COVID-19 pandemic, Spectrum was able to stock inventory to resell in anticipation of potential stock outages and supply chain issues. Thus, as a distributor, the effect COVID placed on the supply chain in 2021 and 2022 triggered higher demand for our integrated circuit (IC) packaging. With COVID restrictions and worldwide supply chain concerns easing, the demand for IC packaging has decreased. However, our RFQ (Request for Quote) activity remains strong which should translate into increased sales in subsequent quarters.

Cost of Goods Sold and Gross Profit

Cost of Goods Sold decreased from $2,775,922 for the three months ended March 31, 2022, to $2,295,768 for the three months ended March 31, 2023, a decrease of $480,154 or 17.30%. Overall, this decrease is directly related to the decline in Spectrum sales. However, AmpliTech did experience an increase in direct labor.  As a result, gross profit was $1,816,531 for the three months ended March 31, 2023, compared to $2,323,598 for the three months ended March 31, 2022, a decrease of $507,067, or 21.82%. Overall, gross profit as a percentage of sales decreased to 44.17% from 45.57%. AmpliTech reported a gross profit margin of 37.80% while Spectrum’s gross profit margin was 46.87%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $2,086,912 for the three months ended March 31, 2023, from $1,901,310 for the first three months ended March 31, 2022, an increase of $185,602 or approximately 9.76%. Parent company expenses such as IR/PR, D&O insurance, stock compensation and consulting have increased. The Company attended three trade shows this quarter which resulted in an increase in trade show, marketing and business development expenses. Additionally, with the relocation to the new facility, rent and utilities have increased.

Research and Development Expenses

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include consultants, outside service, and supplies.

Research and development costs for the three months ended March 31, 2023, and 2022, were $348,730 and $413,303, respectively, a decrease of $64,573, or 15.62%, resulting from the decrease in consulting expense.

Income (Loss) From Operations

As a result of the above, the Company reported a loss from operations of $619,111 and income of $8,985 for the three months ended March 31, 2023, and 2022, respectively.

Other Income (Expenses)

The Company recorded interest income, net of $13,771 and interest expense of $5,360 for the three months ended March 31, 2023, and 2022.

Due to market fluctuations, the Company recorded an unrealized gain on investments of $18,546 and a realized gain on investments of $4,828 for the three months ended March 31, 2023.

Net Income (Loss)

The Company reported a net loss of $581,966 for the three months ended March 31, 2023, compared to net income of $3,625 for the three months ended March 31, 2022.

Liquidity and Capital Resources

Operating Activities

The net cash used in operating activities for the three months ended March 31, 2023, was $652,506 resulting primarily from the net loss and operating changes in accounts receivable, prepaid expenses, operating lease liability, and customer deposits.

The net cash used in operating activities for the three months ended March 31, 2022, was $1,842,051 resulting primarily from net income and operating changes in accounts receivable, inventories, accounts payable and accrued expenses customer deposits and operating lease liability.

Investing Activities

The net cash used in investing activities for the three months ended March 31, 2023, was $2,807,591, of which $51,669 related to the purchase of equipment and $2,755,922 for the purchase of marketable securities.

The net cash used in investing activities for the three months ended March 31, 2022, was $182,850, of which $82,850 related to the purchase of equipment and $100,000 for our investment in SN2N.

Financing Activities

The net cash used in financing activities for the three months ended March 31, 2023, was $2,234,759, resulting primarily from the repayments of notes payable, financing lease liabilities, and the revenue earnout.

The net cash used in financing activities for the three months ended March 31, 2022, was $35,013, primarily for the repayment of notes payable and finance lease.

As of March 31, 2023, we had cash and cash equivalents of $7,595,366, working capital of $17,666,377, and an accumulated deficit of $7,886,250.

As of December 31, 2022, we had cash and cash equivalents of $13,290,222, working capital of $18,149,940, and an accumulated deficit of $7,304,284.

We intend to continue to finance our internal growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof. We believe that our cash provided from operations and cash on hand will provide enough working capital to fund our operations for the next twelve months.

Critical Accounting Policies, Estimates and Assumptions

The SEC defines critical accounting policies as those that are, in management's view, most important to the portrayal of our financial condition and results of operations and those that require significant judgment and estimates.

The discussion and analysis of our financial condition and results of operations is based upon financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates, including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month period ended March 31, 2023, to the items disclosed as critical accounting policies in management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Based on that evaluation, as of March 31, 2023, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

AmpliTech Group, Inc.

Date: May 15, 2023	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Louisa Sanfratello
Louisa Sanfratello Chief Financial Officer (Principal Financial and Accounting Officer)

