Form 10-K/A
period 2022-12-31
AmpliTech Group, Inc.
filed 2023-08-09
CIK 1518461

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Explanatory Note:

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of AmpliTech Group, Inc. (the “Company”) for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “Original Form 10-K”), is being filed for the sole purpose of filing revised certifications by the Company’s principal executive officer and principal financial officer, as Exhibits 31.1 and 31.2 herewith, to correct an inadvertent omission of certain language required to be included in such certifications by Item 601(b)(31)(i) of Regulation S-K.  Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the disclosures in, or exhibits to, the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

2

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report:

(1) No financial statements or schedules are filed with this Amendment.

(2) Exhibits.

3

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

10.9	Business Loan Agreement with BNB Bank, dated November 20, 2020 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on December 10, 2020)
10.10	Promissory Note issued to BNB Bank, dated November 20, 2020 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on December 10, 2020)
10.11	2020 Equity Incentive Plan (incorporated by reference to Form S-8 filed December 14, 2020)
10.12	Asset Purchase Agreement dated November 19, 2021 (incorporated by reference to the Current Report on Form 8-K filed November 19, 2021)
10.13	Employment Agreement with Jorge Flores dated February 21, 2022 (incorporated by reference to the Current Report on Form 8-K filed February 22, 2022)
10.14	Form of Director Agreement (incorporated by reference to the Current Report on Form 8-K filed January 26, 2022)
10.15*	Amendment to Employment Agreement with Jorge Flores dated March 27, 2023
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed on August 13, 2012)
23.1*	Consent of Sadler, Gibb & Associates, LLC

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial Officer
101. INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101. SCH*	Inline XBRL Taxonomy Extension Schema Document
101. CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101. LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Previously filed with the Original Form 10-K

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmpliTech Group, Inc.

Date: August 9, 2023	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Fawad Maqbool	President, Chief Executive Officer and	August 9, 2023
Fawad Maqbool	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Louisa Sanfratello	Chief Financial Officer and Secretary	August 9, 2023
Louisa Sanfratello	(Principal Financial and Accounting Officer)

/s/ Andrew Lee	Director	August 9, 2023
Andrew Lee

/s/ Daniel Mazziota	Director	August 9, 2023
Daniel Mazziota

/s/ Matthew Kappers	Director	August 9, 2023
Matthew Kappers

5