Form 10-Q
period 2023-06-30
AmpliTech Group, Inc.
filed 2023-08-14
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 7, 2023, the registrant had 9,639,613 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2023

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

PART  I – FINANCIAL INFORMATION

Item 1. Financial Statements

AmpliTech Group, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$6,199,144	$13,290,222
Accounts receivable	2,491,955	1,801,769
Inventories, net	6,901,581	6,632,121
Marketable securities	3,056,237	247,450
Prepaid expenses	1,024,200	194,635
Total Current Assets	19,673,117	22,166,197

Property and equipment, net	2,644,890	2,023,687
Right-of-use operating lease assets	3,783,328	4,197,324
Intangible assets, net	3,059,289	3,134,108
Goodwill	4,696,883	4,696,883
Cost method investment	348,250	348,250
Security deposits	91,481	113,185

Total Assets	$34,297,238	$36,679,634

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	2,059,977	$860,366
Customer deposits	247,955	210,848
Current portion of financing lease obligations	16,401	33,480
Current portion of operating lease obligations	514,905	586,379
Current portion of notes payable	117,271	144,358
Revenue earnout	-	2,180,826
Total Current Liabilities	2,956,509	4,016,257

Long-term Liabilities
Financing lease obligations, net of current portion	41,037	49,336
Operating lease obligations, net of current portion	3,431,544	3,768,932
Notes payable, net of current portion	36,388	89,597
Total Liabilities	6,465,478	7,924,122

Commitments and Contingencies	-	-

Stockholders' Equity
Series A convertible preferred stock, par value $0.001, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, par value $0.001, 500,000,000 shares authorized, 9,639,613 and 9,634,613 shares issued and outstanding, respectively	9,640	9,635
Additional paid-in capital	36,181,131	36,050,161
Accumulated deficit	(8,359,011)	(7,304,284)

Total Stockholders' Equity	27,831,760	28,755,512

Total Liabilities and Stockholders' Equity	$34,297,238	$36,679,634

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

Revenues	$4,073,231	$4,584,042	$8,185,530	9,683,562

Cost of Goods Sold	2,152,022	2,546,323	4,401,540	5,322,245

Gross Profit	1,921,209	2,037,719	3,783,990	4,361,317

Operating Expenses
Selling, general and administrative	1,731,414	2,221,785	3,693,326	4,123,095
Research and development	697,905	175,836	1,217,885	589,139
Total Operating Expenses	2,429,319	2,397,621	4,911,211	4,712,234

Loss From Operations	(508,110)	(359,902)	(1,127,221)	(350,917)

Other Income (Expenses)
Unrealized gain on investments	19,056	-	37,602	-
Realized gain on investments	8,979	-	13,807	-
Interest Income (expense), net	7,314	(9,638)	21,085	(14,998)
Total Other Income (Expenses)	35,349	(9,638)	72,494	(14,998)

Net Loss Before Income Taxes	(472,761)	(369,540)	(1,054,727)	(365,915)

Provision For Income Taxes	-	-	-	-

Net Loss	$(472,761)	$(369,540)	$(1,054,727)	$(365,915)

Net Loss Per Share
Basic and diluted	$(0.05)	$(0.04)	$(0.11)	$(0.04)

Weighted Average Shares Outstanding
Basic and diluted	9,638,252	9,589,668	9,636,988	9,585,911

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
Cash Flows from Operating Activities:	2023	2022

Net loss	$(1,054,727)	$(365,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	230,123	180,280
Amortization of right-of-use operating lease asset	279,655	233,930
Stock based compensation	130,975	282,273
Gain on termination of right-of-use operating lease	(8,461)	-
Loss on disposal of property and equipment	-	1,606
Change in fair value of marketable securities	(37,602)	-
Changes in Operating Assets and Liabilities:
Accounts receivable	(690,186)	(863,820)
Other receivable	-	190,689
Inventories	(269,460)	(1,510,364)
Prepaid expenses	(829,565)	327
Security deposits	21,704	1,187
Accounts payable and accrued expenses	1,199,611	(1,273,157)
Operating lease obligations	(266,060)	(167,967)
Customer deposits	37,107	108,635
Net cash used in operating activities	(1,256,886)	(3,182,296)

Cash Flows from Investing Activities:
Purchase of property and equipment	(776,507)	(250,480)
Net investment in marketable securities	(2,771,185)	-
Purchase of cost method investment	-	(98,250)
Net cash used in investing activities	(3,547,692)	(348,730)

Cash Flows from Financing Activities:
Repayment on financing lease liabilities	(25,378)	(20,424)
Repayment of notes payable	(80,296)	(105,870)
Payment of revenue earnout	(2,180,826)	-
Net cash used in financing activities	(2,286,500)	(126,294)

Net change in cash and cash equivalents	(7,091,078)	(3,657,320)

Cash and Cash Equivalents, Beginning of the Period	13,290,222	18,018,874

Cash and Cash Equivalents, End of the Period	$6,199,144	$14,361,554

Supplemental disclosures:
Cash paid for interest expense	$14,432	$12,530
Cash paid for income taxes	$50	$-

Non-Cash Investing and Financing Activities:
Common Stock issued on vesting of RSUs	$5	$48
Gain on termination of right-of-use operating lease	$8,461	$-
Equipment received for prepaid assets	$-	$50,644
Financed purchases of property and equipment	$-	$145,630
Financed agreement entered in exchange for prepaid assets	$-	$441,139
Operating lease right-of-use asset and liability initial measurement	$-	$3,626,985
Loss on disposal of property and equipment	$-	$1,606

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	For the Three Months Ended June 30, 2023
	Common Stock		Additional		Total
	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Equity

Balance, March 31, 2023	9,637,113	$9,637	$36,116,200	$(7,886,250)	$28,239,587

Stock based compensation	-	-	64,934	-	64,934

Common stock issued for vesting of RSU's	2,500	3	(3)	-	-

Net loss for the three months ended June 30, 2023	-	-	-	(472,761)	(472,761)

Balance, June 30, 2023	9,639,613	$9,640	$36,181,131	$(8,359,011)	$27,831,760

	For the Six Months Ended June 30, 2023

Balance, December 31, 2022	9,634,613	$9,635	$36,050,161	$(7,304,284)	$28,755,512

Stock based compensation	-	-	130,975	-	130,975

Common stock issued for vesting of RSU's	5,000	5	(5)		-

Net loss for the six months ended June 30, 2023	-	-	-	(1,054,727)	(1,054,727)

Balance, June 30, 2023	9,639,613	$9,640	$36,181,131	$(8,359,011)	$27,831,760

	For the Three Months Ended June 30, 2022
	Common Stock		Additional		Total
	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Equity

Balance, March 31, 2022	9,582,113	$9,582	$35,696,034	$(6,623,552)	$29,082,064

Stock based compensation	-	-	237,327	-	237,327

Common stock issued for vesting of RSU's	47,500	48	(48)	-	-

Net loss for the three months ended June 30, 2022	-	-	-	(369,540)	(369,540)

Balance, June 30, 2022	9,629,613	$9,630	$35,933,313	$(6,993,092)	$28,949,851

	For the Six Months Ended June 30, 2022

Balance, December 31, 2021	9,582,113	$9,582	$35,651,088	$(6,627,177)	$29,033,493

Stock based compensation	-	-	282,273	-	282,273

Common stock issued for vesting of RSU's	47,500	48	(48)	-	-

Net loss for the six months ended June 30, 2022	-	-	-	(365,915)	(365,915)

Balance, June 30, 2022	9,629,613	$9,630	$35,933,313	$(6,993,092)	$28,949,851

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Six Months Ended June 30, 2023, and 2022

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

For The Six Months Ended June 30, 2023, and 2022

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Six Months Ended June 30, 2023, and 2022

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

The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2022, included in Form 10-K filed with the SEC filed on March 31, 2023.

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

For The Six Months Ended June 30, 2023, and 2022

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications have no effect on previously reported results of operations.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments and marketable securities that have original maturities of less than three months, when purchased, to be cash equivalents. As of June 30, 2023, the Company’s cash and cash equivalents were deposited in five financial institutions.

Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30,2023 and December 31, 2022, the Company had $5,199,144 and $12,040,022 more than the FDIC insured limit, respectively.

Accounts Receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing.

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change in the future.  An allowance of $0 has been recorded at June 30, 2023 and December 31, 2022, respectively.

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Six Months Ended June 30, 2023, and 2022

Inventory quantities and related values are analyzed at the end of each fiscal quarter to determine those items that are slow moving and obsolete. An inventory reserve is recorded for those items determined to be slow moving with a corresponding charge to cost of good determined to be slow moving with a corresponding charge to cost of goods sold. Inventory items that are determined obsolete are written off currently with a corresponding charge to cost of goods sold.

As of June 30, 2023, and December 31, 2022, the reserve for inventory obsolescence was $1,128,000, respectively.

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

Long-lived assets

The Company reviews its property and equipment and right-of-use (“ROU”) assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. The test for impairment is required to be performed by management upon triggering events. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flow expected to be generated by the asset. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. There were no indicators of impairment during the six months ended June 30, 2023.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Six Months Ended June 30, 2023, and 2022

Intangible assets

The Company periodically evaluates the reasonableness of the useful lives of these assets. These assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows or other valuation techniques.  There were no indicators of impairment during the six months ended June 30, 2023.

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

If we determine it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, we measure any loss from an impairment by comparing the fair value of each reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired, and an impairment loss is recognized in an amount equal to that excess. There were no indicators of impairment during the six months ended June 30, 2023.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Six Months Ended June 30, 2023, and 2022

Investment Policy-Cost Method

Investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not control or could exercise considerable influence over operating and financial policies. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, adjusted for observable price changes of similar investments of the same issuer. Fair value is not estimated for these investments if there are no identified events or changes in circumstances that may influence the fair value of the investment. Under this method, the Company’s share of the earnings or losses of such investee companies is not included in the consolidated balance sheet or consolidated statements of operations. The Company held $348,250 of investments without readily determinable fair values at June 30, 2023 (see Note 9). These investments are included in other assets on the condensed consolidated balance sheets. There were no indicators of impairment during the six months ended June 30, 2023.

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Six Months Ended June 30, 2023, and 2022

Identify the contract with the customer. A contract with a customer exists when (i) we enter an enforceable contract with a customer that defines each party’s rights regarding the goods to be transferred and identifies the payment terms related to these goods, (ii) the contract has commercial substance and, (iii) we determine that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. We do not have significant costs to obtain contracts with customers. For commissions on product sales, we have elected the practical expedient to expense the costs as incurred.

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

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of June 30, 2023, contained a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, rebates, discounts, and other adjustments. The estimates of variable consideration are based on historical payment experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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

For The Six Months Ended June 30, 2023, and 2022

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

Research and development costs for the six months ended June 30, 2023, and 2022, were $1,127,885 and $589,139, respectively.

Income Taxes

The Company’s deferred tax assets and liabilities for the expected future tax consequences of events have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At June 30, 2023, the Company had no material unrecognized tax benefits.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Six Months Ended June 30, 2023, and 2022

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) are determined by dividing the net earnings by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method.

The computation of weighted average shares outstanding and the basic and diluted earnings per share consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(472,761)	$(369,540)	$(1,054,727)	$(365,915)
Basic weighted average shares outstanding	9,638,252	9,589,668	9,636,988	9,585,911
Basic and Diluted loss per share	$(0.05)	$(0.04)	$(0.11)	$(0.04)

As of June 30, 2023, and 2022, there were 4,242,442 and 3,911,942, respectively, potentially dilutive shares that need to be considered as common share equivalents. As a result of the net loss for the three and six months ended June 30,2023 and 2022, the potentially dilutive shares that need to be considered as common share equivalents are anti-dilutive.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Six Months Ended June 30, 2023, and 2022

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

For The Six Months Ended June 30, 2023, and 2022

Concentration of Credit Risk

Financial instruments that potentially subject the company to concentration of credit risk consist primarily of cash and accounts receivable.

The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Therefore, management does not believe significant credit risks exist at June 30, 2023.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. As a smaller reporting company, the guidance is effective for our fiscal years beginning after December 15, 2022. The Company has adopted this pronouncement which did not have a material impact on our results of operation, financial position or cash flow.

(3) Revenues

The following table presents sales disaggregated based on geographic regions and for the three and six months ended:

	Three Months	Three Months
	Ending	Ending
AmpliTech Inc.	June 30, 2023	June 30, 2022
Domestic	$1,445,063	$1,178,784
International	317,514	257,510
Total revenue	$1,762,577	$1,436,294

Spectrum
Domestic	$1,497,917	$1,640,753
International	812,737	1,506,995
Total revenue	$2,310,654	$3,147,748

Total revenues	$4,073,231	$4,584,042

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Six Months Ended June 30, 2023, and 2022

	Six Months	Six Months
	Ending	Ending
AmpliTech Inc.	June 30, 2023	June 30, 2022
Domestic	$2,468,059	$2,147,293
International	516,717	357,156
Total revenue	$2,984,776	$2,504,449

Spectrum
Domestic	$3,373,860	$3,236,379
International	1,826,894	3,942,734
Total revenue	$5,200,754	$7,179,113

Total revenues	$8,185,530	$9,683,562

(4) Segment Reporting

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments.

The following table presents summary information by segment for the three months ended June 30, 2023:

	AmpliTech Inc.	Spectrum	Corporate	Total
Revenues	$1,762,577	$2,310,654	-	$4,073,231
Cost of goods sold	927,953	1,224,069	-	2,152,022
Net income (loss)	(792,308)	473,005	(153,458)	(472,761)
Total assets	13,156,526	17,256,592	3,884,120	34,297,238
Depreciation and amortization	83,408	32,270	-	115,678
Interest income (expense), net	10,476	134	(3,296)	7,314

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Six Months Ended June 30, 2023, and 2022

The following table presents summary information by segment for the six months ended June 30, 2023:

	AmpliTech Inc.	Spectrum	Corporate	Total
Revenues	$2,984,776	$5,200,754	-	$8,185,530
Cost of goods sold	1,641,882	2,759,658	-	4,401,540
Net income (loss)	(1,801,840)	1,193,859	(446,746)	(1,054,727)
Total assets	13,156,526	17,256,592	3,884,120	34,297,238
Depreciation and amortization	165,583	64,540	-	230,123
Interest income (expense), net	27,415	59	(6,389)	21,085

(5) Marketable Securities

The following table is a summary of marketable securities at June 30, 2023:

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 1 (1)
Money market fund	$966	-	-	$966
Marketable equitable securities	3,018,635	37,789	(187)	3,056,237

Total marketable securities	$3,019,601	37,789	(187)	$3,057,203

Cash and cash equivalents in our marketable securities account at June 30, 2023 was $966.

(1)    Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

When evaluating an investment for impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis.  As of June 30, 2023, the Company does not consider any of its investments to be impaired.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Six Months Ended June 30, 2023, and 2022

(6) Inventories

The inventory consists of the following at June 30, 2023, and December 31, 2022:

	June 30,	December 31,
	2023	2022

Raw materials	$1,034,721	$872,184
Work-in progress	193,508	229,771
Finished goods	6,801,352	6,658,166
Subtotal	$8,029,581	$7,760,121
Less: Reserve for obsolescence	(1,128,000)	(1,128,000)

Total inventories	$6,901,581	$6,632,121

(7) Property and Equipment

Property and equipment consisted of the following at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022

Lab equipment	$3,207,051	$2,455,045
Manufacturing equipment	129,745	129,745
Automobiles	7,335	7,335
Computer equipment and software	206,955	210,240
Leasehold improvements	84,172	78,042
Furniture and fixtures	170,643	148,987

Subtotal	3,805,901	3,029,394
Less: Accumulated depreciation	(1,161,011)	(1,005,707)

Total property and equipment, net	$2,644,890	$2,023,687

Depreciation expense for the three months ended June 30, 2023 and 2022, was $78,212 and $57,613, respectively, of which $58,526 and $41,396, respectively were included in cost of goods sold.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Six Months Ended June 30, 2023, and 2022

Depreciation expense for the six months ended June 30, 2023 and 2022, was $155,304 and $105,461 respectively, of which $116,420 and $80,781 respectively were included in cost of goods sold.

Property and equipment purchased in the amount of $234,036 under financing leases is included in the totals above.

(8) Goodwill and Intangible Assets

Goodwill

Goodwill is related to the acquisition of Spectrum Semiconductor Materials Inc. on December 15, 2021. Goodwill is primarily related to expected improvements and technology performance and functionality, as well sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. Goodwill is generally not amortizable for tax purposes and is not amortizable for financial statement purposes. As of June 30, 2023 and December 31, 2022, the carrying value of goodwill was $4,698,883, respectively.

Other Intangible Assets

Intangible assets with an estimated useful life of fifteen and twenty years consisted of the following at June 30, 2023:

	Gross Carrying	Accumulated		Weighted
	Amount	Amortization	Net	Average Life
Trade name	$584,517	$-	$584,517	Indefinite
Customer relationships	2,591,491	267,989	2,323,502	17.32
Intellectual property	202,771	51,501	151,270	11.21

Total intangible assets, net	$3,378,779	$319,490	$3,059,289

Amortization expense for the three months ended June 30, 2023 and 2022, was $37,466, respectively.

Amortization expense for the six months ended June 30, 2023 and 2022, was $74,819, respectively.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Six Months Ended June 30, 2023, and 2022

Annual amortization of intangible assets are as follows:

2023 - remaining	75,157
2024	149,976
2025	149,976
2026	149,976
2027	149,976
Thereafter	1,799,711
$2,474,772

(9) Cost Method Investment

On June 10, 2021, the Company entered into a membership interest purchase agreement with SN2N, LLC, for an aggregate purchase price of $350,000, to be paid in four tranches. Each tranche represents a 5% membership interest, and in aggregate a 20% membership interest. On June 15, 2022, an amendment to the membership interest purchase agreement was made to reflect a 19.9% membership interest. In light of this amendment, the Company overpaid by $1,750 for the membership interest and was subsequently reimbursed. As of June 30, 2023, the Company has made an investment of $348,250 for a 19.9% membership interest.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Six Months Ended June 30, 2023, and 2022

(10) Leases

The following was included in our balance sheet as of June 30, 2023:

June 30,
Operating leases	2023
Assets
ROU operating lease assets	$3,783,328

Liabilities
Current portion of operating lease obligations	$514,905
Operating lease obligations, net of current portion	$3,431,544
Total operating lease liabilities	$3,946,449
Financing leases
Assets
Property and equipment	$234,036
Accumulated depreciation	(132,771)
Property and equipment, net	$101,265

Liabilities
Current portion of financing lease obligations	$16,401
Financing lease obligations, net of current portion	$41,037
Total financing lease liabilities	$57,438

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Six Months Ended June 30, 2023, and 2022

The weighted average remaining lease term and weighted average discount rate at June 30, 2023 were as follows:

Weighted average remaining lease term (years)	June 30, 2023
Operating leases	9.61
Financing leases	3.45
Weighted average discount rate
Operating leases	4.46%
Financing leases	4.73%

Financing Lease

The Company entered into several 60-month lease agreements to finance certain laboratory and office equipment.  As such, the Company has accounted for these transactions as a financing lease.

The following table reconciles future minimum financing lease payments to the discounted lease liability as of June 30, 2023:

2023 - remaining	$9,373
2024	18,751
2025	18,186
2026	11,976
2027	3,992
Total lease payments	62,278
Less imputed interest	(4,840)
Total lease obligations	57,438
Less current obligations	(16,401)
Long-term lease obligations	$41,037

Operating Leases

On December 4, 2015, the Company entered into a new operating lease agreement to rent office space in Bohemia, NY. This five-year agreement commenced February 1, 2016, with an annual rent of $50,000 and 3.75% increases in each successive lease year. On January 13, 2021, a lease rider was annexed to the original lease whereby the lease term will be extended on a month-by-month basis, commencing on February 1, 2021. The lease was terminated in April 2022.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Six Months Ended June 30, 2023, and 2022

On September 12, 2019, the Company entered into a new operating lease agreement to rent office space in Ronkonkoma, NY. This five- year agreement commenced on September 12, 2019, with an annual rent of $90,000 and 3% increase in each successive lease year beginning in 2021. The Company has an option to buy the property during the first two years of the lease for $1,200,000 and then at fair market value for the remainder of the lease term. This option has expired and was not exercised. On April 13, 2023, this lease was terminated subject to the terms of a Surrender Agreement between the Company and landlord. As a result, a gain on termination of right-of-use operating lease was recognized of $8,461.

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

The following table reconciles future minimum operating lease payments to the discounted lease liability as of June 30, 2023:

2023 - remaining	$336,444
2024	689,103
2025	400,321
2026	383,347
2027	393,889
Thereafter	2,718,181
Total lease payments	4,921,285
Less imputed interest	(974,836)
Total lease obligations	3,946,449
Less current obligations	(514,905)
Long-term lease obligations	$3,431,544

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Six Months Ended June 30, 2023, and 2022

(11) Notes Payable

Promissory Note:

On September 12, 2019, AmpliTech Group, Inc., acquired Specialty, a privately held company based in Ronkonkoma, NY.  The purchase included all inventory, orders, customers, property and equipment, and all intellectual property. The assets also included all eight team members of Specialty.  The total consideration paid was $1,143,633, consisting of $668,633 in cash and a $475,000 promissory note with an interest rate of 6%.  Beginning November 1, 2019, payment of principal and interest shall be due payable in fifty-nine (59) monthly payments of $9,213 with a final payment of $9,203 due October 1, 2024. As of June 30, 2023, the balance of this promissory note was $132,710. Principal payments of $50,304 along with interest expense of $5,234 were paid during the six months ended June 30, 2023.

Loan Payable:

On September 12, 2019, the Company was approved for a $250,000 equipment leasing facility which was subsequently increased to $500,000. The Company has borrowed against the leasing facility as follows:

•

On May 14, 2020, the Company borrowed $27,494 to be paid over a three-year term with monthly payments of $815 at an interest rate of 4.268%. The balance as of June 30, 2023, was $0. Principal payments of $3,230 and interest expense of $30 were paid for the six months ended June 30, 2023. This loan was paid in full in April 2023.

•

On June 10, 2020, the Company borrowed $41,015 to be paid over a three-year term with monthly payments of $1,216 at an interest rate of 4.278%. The balance as of June 30, 2023, was $0. Principal payments of $6,012 and interest expense of $68 were paid for the six months ended June 30, 2023. This loan was paid in full in May 2023.

As of March 14, 2023, the Company closed the equipment line of credit of $500,000. All UCC filings on the Company assets have been released as well as the Company’s president’s personal guarantee.

In January 2022, the Company purchased machinery for $91,795, applying a deposit of $9,180 and financing the balance of $82,616 over 24 payments at an interest rate of 1.90%. The balance as of June 30, 2023, was $20,949. Principal payments of $20,751 and interest expense of $314 were paid for the six months ended June 30, 2023.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Six Months Ended June 30, 2023, and 2022

Future principal payments over the term of the notes payable as of June 30, 2023, are as follows:

Payments
2023 - remaining	$64,062
2024	89,597
Total remaining payments	$153,659

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Six Months Ended June 30, 2023, and 2022

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

On May 1, 2023, the Company granted one employee ten-year stock options to purchase 5,000 shares of common stock according to the Company’s 2020 Plan. The stock options vest in equal quarterly installments over five years commencing on August 1, 2023, with an exercise price of $3.19 per share. The Company has calculated these options estimated fair market value at $14,800 using the Black-Scholes model, with the following assumptions: expected term of 7.51 years, stock price of $3.19, exercise price of $3.19, volatility of 126.0%, risk-free rate of 3.62%, and no forfeiture rate.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Six Months Ended June 30, 2023, and 2022

On June 5, 2023, the Company granted one employee ten-year stock options to purchase 2,000 shares of common stock according to the Company’s 2020 Plan. The stock options vest in equal quarterly installments over three years commencing on September 5, 2023, with an exercise price of $2.40 per share. The Company has calculated these options estimated fair market value at $4,200 using the Black-Scholes model, with the following assumptions: expected term of 5.50 years, stock price of $2.40, exercise price of $2.40, volatility of 127.3%, risk-free rate of 3.82%, and no forfeiture rate.

On June 12, 2023, the Company granted one employee ten-year stock options to purchase 3,000 shares of common stock according to the Company’s 2020 Plan. The stock options vest in equal quarterly installments over three years commencing on September 12, 2023, with an exercise price of $2.49 per share. The Company has calculated these options estimated fair market value at $6,600 using the Black-Scholes model, with the following assumptions: expected term of 5.50 years, stock price of $2.49, exercise price of $2.49, volatility of 127.0%, risk-free rate of 3.89%, and no forfeiture rate.

Below is a table summarizing the changes in stock options outstanding for the six months ended June 30, 2023:

		Weighted Average
	Number of Options	Exercise Price ($)
Outstanding at December 31, 2022	916,000	$2.49
Granted	12,000	$2.78
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2023	928,000	$2.49
Exercisable at June 30, 2023	412,526	$3.10

As of June 30, 2023, all outstanding stock options were issued according to the Company's 2020 Plan, and there remain 247,000 shares of common stock available for future issuance under the 2020 Plan.

Stock-based compensation expense related to stock options of $60,063 and $121,287 was recorded for the three and six months ended June 30, 2023. As of June 30, 2023, the remaining unrecognized compensation cost related to non-vested stock options is $894,603 and is expected to be recognized over 5.09 years. The outstanding stock options have a weighted average remaining contractual life of 4.20 years and a total intrinsic value of $267,890.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Six Months Ended June 30, 2023, and 2022

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

Below is a table summarizing the changes in warrants outstanding for the six months ended June 30, 2023:

		Weighted Average
	Number of Warrants	Exercise Price ($)
Outstanding at December 31, 2022	3,296,942	$7.83
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2023	3,296,942	$7.83
Exercisable at June 30, 2023	3,296,942	$7.83

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Six Months Ended June 30, 2023, and 2022

The outstanding warrants have a weighted average remaining contractual life of 2.74 years and a total intrinsic value of $0.

Restricted Stock Units:

On May 20, 2022, 30,000 restricted stock units at an exercise price of $1.96 were issued to a board advisor.  Vesting will occur in equal quarterly installments of 2,500 shares beginning on May 20, 2022.  As of June 30, 2023, 12,500 RSU’s have vested.

Below is a table summarizing the changes in restricted stock units outstanding for the six months ended June 30, 2023:

		Weighted Average
	Number of RSU’s	Exercise Price ($)
Outstanding at December 31, 2022	22,500	$1.96
Granted	-	-
Exercised	(5,000)	$1.96
Expired	-	-
Outstanding at June 30, 2023	17,500	$1.96
Exercisable at June 30, 2023	-	-

Stock-based compensation expense related to restricted stock units of $4,871 and $9,688 was recorded for the three and six months ended June 30, 2023. As of June 30, 2023, the remaining unrecognized compensation cost related to non-vested restricted stock units is $32,169. The outstanding restricted stock units have a weighted average remaining contractual life of 1.65 years and a total intrinsic value of $40,425.

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

Results of Operations

For the Three Months Ended June 30, 2023 and June 30, 2022

Revenues

Sales decreased from $4,584,042 for the three months ended June 30, 2022, to $4,073,231 for the three months ended June 30, 2023, a decrease of $510,811 or approximately 11.14%. Sales in the amplifier and related passive microwave components and subsystems division increased by $326,283, or 22.72%, resulting primarily from an increase in telecommunication applications. Spectrum sales decreased by $837,094, or 26.59%, a decline attributable to a decrease in sales from international customers. The effect COVID placed on the supply chain in 2021 and 2022 triggered higher demand for our integrated circuit (IC) products. With COVID restrictions and worldwide supply chain concerns easing, the demand for IC packaging has decreased, specifically in the international markets.

Cost of Goods Sold and Gross Profit

Cost of Goods Sold decreased from $2,546,323 for the three months ended June 30, 2022, to $2,152,022 for the three months ended June 30, 2023, a decrease of $394,301 or 15.49%. Overall, this decrease is directly related to the decline in Spectrum sales, while AmpliTech did experience an increase in material and direct labor costs.  As a result, gross profit was $1,921,209 for the three months ended June 30, 2023, compared to $2,037,719 for the three months ended June 30, 2022, a decrease of $116,510, or 5.72%. Overall, gross profit as a percentage of sales increased to 47.17% from 44.45%, with AmpliTech reporting a gross profit margin of 47.35% while Spectrum’s gross profit margin was 47.02%.  This increase is attributable to fulfilling large sales orders with higher gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $1,731,414 for the three months ended June 30, 2023, from $2,221,785 for the first three months ended June 30, 2022, a decrease of $490,371 or approximately 22.07%. Parent company expenses such as stock compensation, legal and moving expenses have decreased by approximately $260,000. Spectrum’s salaries/sales commissions also decreased by approximately $100,000.

Research and Development Expenses

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include consultants, outside service, and supplies.

Research and development costs for the three months ended June 30, 2023, and 2022, were $697,905 and $175,836, respectively, and increased by $522,069, or 296.91%, as the AGMDC division is in the process of completing its MMIC design releases.  In addition, research and development costs were incurred for cryogenic amplifiers for quantum computing.

Loss From Operations

As a result of the above, the Company reported a loss from operations of $508,110 and $359,902 for the three months ended June 30, 2023 and 2022, respectively.

Other Income (Expenses)

The Company recorded net interest income of $7,314 and interest expense of $9,638 for the three months ended June 30, 2023, and 2022.

Due to market fluctuations, the Company recorded an unrealized gain on investments of $19,056 and a realized gain on investments of $8,979 for the three months ended June 30, 2023.

Net Income (Loss)

The Company reported a net loss of $472,761 and $369,540 for the three months ended June 30, 2023 and 2022, respectively.

For the Six Months Ended June 30, 2023 and June 30, 2022

Revenues

Sales decreased from $9,683,562 for the six months ended June 30, 2022, to $8,185,530 for the six months ended June 30, 2023, a decrease of $1,498,032 or approximately 15.47%. Sales in the amplifier and related passive microwave components and subsystems division increased by $480,327, or 19.18%, resulting primarily from an increase in telecommunication applications. Spectrum sales decreased by $1,978,359, or 27.56%, a decline primarily attributable to a decrease in sales from international customers. The effect COVID placed on the supply chain in 2021 and 2022 triggered higher demand for our integrated circuit (IC) products. With COVID restrictions and worldwide supply chain concerns easing, the demand for IC packaging has decreased.

Cost of Goods Sold and Gross Profit

Cost of Goods Sold decreased from $5,322,245 for the six months ended June 30, 2022, to $4,401,540 for the six months ended June 30, 2023, a decrease of $920,705 or 17.30%. Overall, this decrease is directly related to the decline in Spectrum sales, while AmpliTech did experience an increase in material and direct labor costs.  As a result, gross profit was $3,783,990 for the six months ended June 30, 2023, compared to $4,361,317 for the six months ended June 30, 2022, a decrease of $577,327, or 13.24%. Overall, gross profit as a percentage of sales increased from 45.04% to 46.23%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $3,693,326 for the six months ended June 30, 2023, from $4,123,095 for the six months ended June 30, 2022, a decrease of $429,769 or approximately 10.42%.  Expenses such as rent, utilities, D&O insurance, IR/PR, business development and employee benefits increased which was offset with a decrease in legal, stock compensation and sales salaries/commissions.

Research and Development Expenses

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include consultants, outside service, and supplies.

Research and development costs for the six months ended June 30, 2023, and 2022, were $1,217,885 and $589,139, respectively, an increase of $628,746, or 106.72%, as the AGMDC division is in the process of completing its MMIC design releases. In addition, research and development costs were incurred for cryogenic amplifiers for quantum computing.

Loss From Operations

As a result of the above, the Company reported a loss from operations of $1,127,221 and $350,917 for the six months ended June 30, 2023 and 2022, respectively.

Other Income (Expenses)

The Company recorded net interest income of $21,085 and interest expense of $14,998 for the six months ended June 30, 2023, and 2022.

Due to market fluctuations, the Company recorded an unrealized gain on investments of $37,602 and a realized gain on investments of $13,807 for the six months ended June 30, 2023.

Net Income (Loss)

The Company reported a net loss of $1,054,727 and $365,915 for the six months ended June 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

Operating Activities

The net cash used in operating activities for the six months ended June 30, 2023 was $1,256,886 resulting primarily from the net loss and operating changes in accounts receivable, inventories, prepaid expenses, accounts payable and accrued expenses and operating lease liability.

The net cash used in operating activities for the six months ended June 30, 2022 was $3,182,296 resulting primarily from the net loss and operating changes in accounts receivable, inventories, accounts payable and accrued expenses and operating lease liability.

Investing Activities

The net cash used in investing activities for the six months ended June 30, 2023, was $3,547,692 of which $776,507 related to the purchase of equipment and $2,771,185 for the net purchases of marketable securities.

The net cash used in investing activities for the six months ended June 30, 2022 was $348,730, of which $250,480 related to the purchase of equipment and $98,250 for our investment in SN2N.

Financing Activities

The net cash used in financing activities for the six months ended June 30, 2023, was $2,286,500, resulting primarily from the repayments of notes payable, financing lease liabilities, and the revenue earnout.

The net cash used in financing activities for the six months ended June 30, 2022 was $126,294, a result primarily from the repayments of notes payable and finance lease.

 As of June 30, 2023, we had cash and cash equivalents of $6,199,144, working capital of $16,716,608, and an accumulated deficit of $8,359,011.

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

The discussion and analysis of our financial condition and results of operations is based upon financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates, including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the six month period ended June 30, 2023, to the items disclosed as critical accounting policies in management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Based on that evaluation, as of June 30, 2023, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

AmpliTech Group, Inc.

Date: August 14, 2023	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Louisa Sanfratello
Louisa Sanfratello Chief Financial Officer (Principal Financial and Accounting Officer)

