Form 10-Q
period 2023-09-30
AmpliTech Group, Inc.
filed 2023-11-14
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 9, 2023, the registrant had 9,687,113 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2023

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company”, “the Company”, “AmpliTech”, “Specialty” or “SMW” “Spectrum” or “SSM”, “AmpliTech Group MMIC Design Center” or “AGMDC”, “AmpliTech Group True G Speed Services” or “AGTGSS” are the combined business of AmpliTech Group, Inc., and its consolidated subsidiary, AmpliTech, Inc., and AMPG’s divisions Specialty Microwave, Spectrum Semiconductor Materials, AmpliTech Group MMIC Design Center and AmpliTech Group True G Speed Services.

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

 PART  I – FINANCIAL INFORMATION

Item 1. Financial Statements

AmpliTech Group, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$5,457,706	$13,290,222
Accounts receivable	1,839,648	1,801,769
Inventories, net	6,607,842	6,632,121
Marketable securities	3,097,172	247,450
Prepaid expenses	1,078,249	194,635
Total Current Assets	18,080,617	22,166,197

Property and equipment, net	2,708,360	2,023,687
Operating lease right of use assets	3,672,388	4,197,324
Intangible assets, net	3,021,711	3,134,108
Goodwill	4,696,883	4,696,883
Cost method investment	348,250	348,250
Security deposits	91,481	113,185

Total Assets	$32,619,690	$36,679,634

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	1,446,399	$860,366
Customer deposits	67,530	210,848
Current portion of financing lease obligations	16,598	33,480
Current portion of operating lease obligations	530,990	586,379
Current portion of notes payable	117,473	144,358
Revenue earnout	-	2,180,826
Total Current Liabilities	2,178,990	4,016,257

Long-term Liabilities
Financing lease obligations, net of current portion	36,814	49,336
Operating lease obligations, net of current portion	3,310,211	3,768,932
Notes payable, net of current portion	-	89,597
Total Liabilities	5,526,015	7,924,122

Commitments and Contingencies	-	-

Stockholders' Equity
Series A convertible preferred stock, par value $0.001, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, par value $0.001, 500,000,000 shares authorized, 9,687,113 and 9,634,613 shares issued and outstanding, respectively	9,687	9,635
Additional paid-in capital	36,330,708	36,050,161
Accumulated deficit	(9,246,720)	(7,304,284)

Total Stockholders' Equity	27,093,675	28,755,512

Total Liabilities and Stockholders' Equity	$32,619,690	$36,679,634

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September	September	September	September
	2023	2022	2023	2022

Revenues	$3,387,169	$5,435,654	$11,572,699	15,119,216

Cost of Goods Sold	1,904,388	2,774,739	6,305,928	8,096,984

Gross Profit	1,482,781	2,660,915	5,266,771	7,022,232

Operating Expenses
Selling, general and administrative	1,984,452	1,852,345	5,677,778	5,975,440
Research and development	425,573	222,549	1,643,458	811,688
Total Operating Expenses	2,410,025	2,074,894	7,321,236	6,787,128

Income (Loss) From Operations	(927,244)	586,021	(2,054,465)	235,104

Other Income (Expenses)
Unrealized gain on investments	4,098	213	41,700	213
Realized gain on investments	36,187	-	49,994	-
Interest Income (expense), net	(750)	(9,318)	20,335	(24,316)
Total Other Income (Expenses)	39,535	(9,105)	112,029	(24,103)

Net Income (Loss) Before Income Taxes	(887,709)	576,916	(1,942,436)	211,001

Provision For Income Taxes	-	-	-	-

Net Income (Loss)	$(887,709)	$576,916	$(1,942,436)	$211,001

Net Income (Loss) Per Share;
Basic and diluted	$(0.09)	$0.06	$(0.20)	$0.02

Weighted Average Shares Outstanding;
Basic	9,662,003	9,630,739	9,645,367	9,601,084
Diluted	9,662,003	9,712,756	9,645,367	9,716,868

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

  Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
Cash Flows from Operating Activities:	2023	2022

Net income (loss)	$(1,942,436)	$211,001
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	359,416	293,460
Amortization of prepaid consulting	-	40,389
Operating lease cost	411,475	381,921
Stock based compensation	280,599	346,692
Gain on termination of right-of-use operating lease	(8,461)	-
Loss on disposal of property and equipment	-	1,606
Change in fair value of marketable securities	(41,700)	(213)
Changes in Operating Assets and Liabilities:
Accounts receivable	(37,879)	(1,007,555)
Other receivable	-	194,616
Inventories	24,279	(2,061,139)
Prepaid expenses	(883,614)	(28,036)
Security deposits	21,704	1,187
Accounts payable and accrued expenses	586,033	(1,451,678)
Operating lease obligations	(392,188)	(305,597)
Customer deposits	(143,318)	(125,474)
Net cash used in operating activities	(1,766,090)	(3,508,820)

Cash Flows from Investing Activities:
Purchase of property and equipment	(931,692)	(696,253)
Net investment in marketable securities	(2,808,022)	(493,110)
Purchase of cost method investment	-	(98,250)
Net cash used in investing activities	(3,739,714)	(1,287,613)

Cash Flows from Financing Activities:
Repayment on financing lease liabilities	(29,404)	(32,734)
Proceeds of notes payable	-	441,139
Repayment of notes payable	(116,482)	(575,890)
Payment of revenue earnout	(2,180,826)	-
Net cash used in financing activities	(2,326,712)	(167,485)

Net change in cash and cash equivalents	(7,832,516)	(4,963,918)

Cash and Cash Equivalents, Beginning of the Period	13,290,222	18,018,874

Cash and Cash Equivalents, End of the Period	$5,457,706	$13,054,956

Supplemental disclosures:
Cash paid for interest expense	$23,359	$33,836
Cash paid for income taxes	$10,200	$-

Non-Cash Investing and Financing Activities:
Common Stock issued on vesting of RSUs	$52	$50
Gain on termination of right-of-use operating lease	$8,461	$-
Equipment received for prepaid assets	$-	$50,644
Financed purchases of property and equipment	$-	$145,630
Loss on disposal of property and equipment	$-	$1,606

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	For the Three Months Ended September 30, 2023

	Common Stock		Additional		Total
	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Equity

Balance, June 30, 2023	9,639,613	$9,640	$36,181,131	$(8,359,011)	$27,831,760

Stock based compensation	-	-	149,624	-	149,624

Common stock issued for vesting of RSU's	47,500	47	(47)	-	-

Net loss for the three months ended September 30, 2023	-	-	-	(887,709)	$(887,709)

Balance, September 30, 2023	9,687,113	$9,687	$36,330,708	$(9,246,720)	$27,093,675

	For the Nine Months Ended September 30, 2023

	Common Stock		Additional		Total
	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Total

Balance, December 31, 2022	9,634,613	$9,635	$36,050,161	$(7,304,284)	$28,755,512

Stock based compensation	-	-	280,599	-	280,599

Common stock issued for vesting of RSUs	52,500	52	(52)	-	-

Net loss for the nine months ended September 30, 2023	-	-	-	(1,942,436)	(1,942,436)

Balance, September 30, 2023	9,687,113	$9,687	$36,330,708	$(9,246,720)	$27,093,675

	For the Three Months Ended September 30, 2022

	Common Stock		Additional		Total
	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Equity

Balance, June 30, 2022	9,629,613	$9,630	$35,933,313	$(6,993,092)	$28,949,851

Stock based compensation	-	-	64,419	-	64,419

Common stock issued for vesting of RSU's	2,500	2	(2)	-	-

Net income for the three months ended September 30, 2022	-	-	-	576,916	$576,916

Balance, September 30, 2022	9,632,113	$9,632	$35,997,730	$(6,416,176)	$29,591,186

	For the Nine Months Ended September 30, 2022

	Common Stock		Additional		Total
	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Total

Balance, December 31, 2021	9,582,113	$9,582	$35,651,088	$(6,627,177)	$29,033,493

Stock based compensation	-	-	346,692	-	346,692

Common stock issued for vesting of RSUs	50,000	50	(50)	-	-

Net income for the nine months ended September 30, 2022	-	-	-	211,001	211,001

Balance, September 30, 2022	9,632,113	$9,632	$35,997,730	$(6,416,176)	$29,591,186

See accompanying notes to the condensed consolidated financial statements

 AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Nine Months Ended September 30, 2023, and 2022

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

For The Nine Months Ended September 30, 2023, and 2022

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

In August 2022, AmpliTech Group’s True G Speed Services (AGTGSS) division was founded to serve and provide complete system integration and ORAN compliant O-RU’s (Radio Units) for telcos, enabling the industry to access ‘True 5G Speeds’. AGTGSS provides Managed Services, Cyber Security, Cloud Services, Data Sciences and Telco Cloud Services. AGTGSS will also be providing full installation of Private 5G Networks (P5G) which includes the deployment of AmpliTech Group developed radio units. AGTGSS will implement AmpliTech’s low noise amplifier devices in these systems to promote greater coverage, longer range and faster speeds.

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

The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2022, included in Form 10-K filed with the SEC filed on March 31, 2023.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Nine Months Ended September 30, 2023, and 2022

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

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments and marketable securities that have original maturities of less than three months, when purchased, to be cash equivalents. As of September 30, 2023, the Company’s cash and cash equivalents were deposited in five financial institutions.

Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30,2023 and December 31, 2022, the Company had $4,457,706 and $12,040,022 more than the FDIC insured limit, respectively.

Accounts Receivable

Trade accounts receivables are recorded at the net invoice value and are not interest bearing.

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change in the future.  An allowance of $0 has been recorded at September 30, 2023 and December 31, 2022, respectively.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Nine Months Ended September 30, 2023, and 2022

Marketable Securities

The Company’s investments in marketable securities are classified based on the nature of the securities and their availability for use in current operations. The Company’s marketable securities are stated at fair value with all realized and unrealized gains and losses on investments in marketable securities recognized in other income, net. The realized and unrealized gains and losses on marketable securities are determined using specific identification method.

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

As of September 30, 2023, and December 31, 2022, the reserve for inventory obsolescence was $1,128,000, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Property and equipment are depreciated as follows:

Description	Useful Life	Method
Office equipment	3 to 7 years	Straight-line
Machinery/shop equipment	7 to 15 years	Straight-line
Computer equipment/software	1 to 7 years	Straight-line
Vehicles	5 years	Straight-line
Leasehold improvements	7 years	Straight-line

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Nine Months Ended September 30, 2023, and 2022

Intangible assets

Intangible assets include trade names, customer relationships and intellectual property acquired through the asset purchase of Specialty Microwave and Spectrum Semiconductor Materials.  Intangible assets with definitive lives such as customer relationships and intellectual property, are amortized over their estimated useful lives of fifteen and twenty years. Indefinite life intangibles such as trade names are tested annually for impairment.  There were no indicators of impairment during the nine months ended September 30, 2023.

Long-lived assets

The Company reviews its property and equipment, operating lease right-of-use (“ROU”) assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. The test for impairment is required to be performed by management upon triggering events. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flow expected to be generated by the asset. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. There were no indicators of impairment during the nine months ended September 30, 2023.

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Nine Months Ended September 30, 2023, and 2022

If we determine it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, we measure any loss from an impairment by comparing the fair value of each reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired, and an impairment loss is recognized in an amount equal to that excess. There were no indicators of impairment during the nine months ended September 30, 2023.

Investment Policy-Cost Method

Investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not control or could exercise considerable influence over operating and financial policies. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, adjusted for observable price changes of similar investments of the same issuer. Fair value is not estimated for these investments if there are no identified events or changes in circumstances that may influence the fair value of the investment. Under this method, the Company’s share of the earnings or losses of such investee companies is not included in the consolidated balance sheet or consolidated statements of operations. The Company held $348,250 of investments without readily determinable fair values at September 30, 2023 (see Note 9). These investments are included in other assets on the condensed consolidated balance sheets. There were no indicators of impairment during the nine months ended September 30, 2023.

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Nine Months Ended September 30, 2023, and 2022

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

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of September 30, 2023, contained a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, rebates, discounts, and other adjustments. The estimates of variable consideration are based on historical payment experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Nine Months Ended September 30, 2023, and 2022

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

Research and development costs for the nine months ended September 30, 2023, and 2022, were $1,643,458 and $811,688, respectively.

Income Taxes

The Company’s deferred tax assets and liabilities for the expected future tax consequences of events have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At September 30, 2023, the Company had no material unrecognized tax benefits.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Nine Months Ended September 30, 2023, and 2022

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

The computation of weighted average shares outstanding and the basic and diluted earnings per share consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(887,709)	$576,916	$(1,942,436)	$211,001
Basic weighted average shares outstanding	9,662,003	9,630,739	9,645,367	9,601,084
Effect of dilutive stock options and warrants	-	82,017	-	115,602
Diluted weighted average shares
outstanding	9,662,003	9,712,756	9,645,367	9,716,868
Basic and Diluted income (loss) per share	$(0.09)	$0.06	$(0.20)	$0.02

As of September 30, 2023, and 2022, there were 4,247,942 and 3,599,942, respectively, potentially dilutive shares that need to be considered as common share equivalents. As a result of the net loss for the three and nine months ended September 30, 2023, the potentially dilutive shares that need to be considered as common share equivalents are anti-dilutive.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Nine Months Ended September 30, 2023, and 2022

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

For The Nine Months Ended September 30, 2023, and 2022

Concentration of Credit Risk

Financial instruments that potentially subject the company to concentration of credit risk consist primarily of cash and accounts receivable.

The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Therefore, management does not believe significant credit risks exist at September 30, 2023.

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

(3) Revenues

The following table presents sales disaggregated based on geographic regions and for the three and nine months ended:

	Three Months	Three Months
	Ending	Ending
AmpliTech Inc.	Sept. 30, 2023	Sept. 30, 2022
Domestic	$1,120,578	$1,620,220
International	460,435	384,000
Total revenue	$1,581,013	$2,004,220

Spectrum
Domestic	$1,201,856	$2,015,346
International	604,300	1,416,088
Total revenue	$1,806,156	$3,431,434

Total revenues	$3,387,169	$5,435,654

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Nine Months Ended September 30, 2023, and 2022

	Nine Months	Nine Months
	Ending	Ending
AmpliTech Inc.	Sept. 30, 2023	Sept. 30, 2022

Domestic	$3,588,637	$3,767,513
International	977,152	741,156
Total revenue	$4,565,789	$4,508,669

Spectrum
Domestic	$4,577,466	$5,224,385
International	2,429,444	5,386,162
Total revenue	$7,006,910	$10,610,547

Total revenues	$11,572,699	$15,119,216

(4) Segment Reporting

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments.

The following table presents summary information by segment for the three months ended September 30, 2023:

	AmpliTech Inc.	Spectrum	Corporate	Total
Revenues	$1,581,013	$1,806,156	-	$3,387,169
Cost of goods sold	874,521	1,029,867	-	1,904,388
Net income (loss)	(790,174)	136,516	(234,051)	(887,709)
Total assets	11,749,153	16,979,655	3,890,882	32,619,690
Depreciation and amortization	97,023	32,270	-	129,293
Interest income (expense), net	971	(601)	(1,120)	(750)

 AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Nine Months Ended September 30, 2023, and 2022

The following table presents summary information by segment for the nine months ended September 30, 2023:

	AmpliTech Inc.	Spectrum	Corporate	Total
Revenues	$4,565,789	$7,006,910	-	$11,572,699
Cost of goods sold	2,516,403	3,789,525	-	6,305,928
Net income (loss)	(2,592,014)	1,330,375	(680,797)	(1,942,436)
Total assets	11,749,153	16,979,655	3,890,882	32,619,690
Depreciation and amortization	262,606	96,810	-	359,416
Interest income (expense), net	28,386	(542)	(7,509)	20,335

(5) Marketable Securities

The following table is a summary of marketable securities at September 30, 2023:

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 1 (1)
Money market fund	$339	-	-	$339
Marketable securities	3,055,472	41,700	-	3,097,172
Total	$3,055,811	41,700	-	$3,097,511

Cash and cash equivalents in our marketable securities account at September 30, 2023 was $339.

(1)	Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

When evaluating an investment for impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis.  As of September 30, 2023, the Company does not consider any of its investments to be impaired.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Nine Months Ended September 30, 2023, and 2022

(6) Inventories

The inventory consists of the following at September 30, 2023, and December 31, 2022:

	September 30,	December 31,
	2023	2022

Raw materials	$1,027,177	$872,184
Work-in progress	215,300	229,771
Finished goods	6,493,365	6,658,166
Subtotal	$7,735,842	$7,760,121
Less: Reserve for
obsolescence	(1,128,000)	(1,128,000)

Total inventories	$6,607,842	$6,632,121

(7) Property and Equipment

Property and equipment consisted of the following at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022

Lab equipment	$3,360,879	$2,455,045
Manufacturing equipment	129,745	129,745
Automobiles	7,335	7,335
Computer equipment and software	208,312	210,240
Leasehold improvements	84,172	78,042
Furniture and fixtures	170,643	148,987

Subtotal	3,961,086	3,029,394
Less: Accumulated depreciation	(1,252,726)	(1,005,707)

Total property and equipment, net	$2,708,360	$2,023,687

Depreciation expense for the three months ended September 30, 2023, and 2022, was $91,715 and $75,602, respectively, of which $68,819 and $57,136, respectively were included in cost of goods sold.

AmpliTech Group, Inc

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Nine Months Ended September 30, 2023, and 2022

Depreciation expense for the nine months ended September 30, 2023, and 2022, was $247,019 and $181,063 respectively, of which $185,239 and $137,917, respectively were included in cost of goods sold.

Property and equipment purchased in the amount of $234,036 under financing leases is included in the totals above.

(8)  Goodwill and Intangible Assets

Goodwill

Goodwill is related to the acquisition of Spectrum Semiconductor Materials Inc. on December 15, 2021. Goodwill is primarily related to expected improvements and technology performance and functionality, as well sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. Goodwill is generally not amortizable for tax and financial statement purposes.  As of September 30, 2023, and December 31, 2022, the carrying value of goodwill was $4,696,883, respectively.

Other Intangible Assets

Intangible assets consisted of the following at September 30, 2023:

	Gross Carrying	Accumulated		Weighted
	Amount	Amortization	Net	Average Life
Trade name	$584,517	$-	$584,517	Indefinite
Customer relationships	2,591,491	302,160	2,289,331	17.06
Intellectual property	202,771	54,908	147,863	10.96

Total intangibles assets, net	$3,378,779	$357,068	$3,021,711

Amortization expense for the three months ended September 30, 2023 and 2022, was $37,578, respectively.

Amortization expense for the nine months ended September 30, 2023 and 2022, was $112,397, respectively.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Nine Months Ended September 30, 2023, and 2022

Annual amortization of intangible assets are as follows:

2023-remaining	37,577
2024	149,976
2025	149,976
2026	149,976
2027	149,976
Thereafter	1,799,713
$2,437,194

(9)  Cost Method Investment

On June 10, 2021, the Company entered into a membership interest purchase agreement with SN2N, LLC, for an aggregate purchase price of $350,000, to be paid in four tranches. Each tranche represents a 5% membership interest, and in aggregate a 20% membership interest. On June 15, 2022, an amendment to the membership interest purchase agreement was made to reflect a 19.9% membership interest.  In light of this amendment, the Company overpaid by $1,750 for the membership interest and was subsequently reimbursed. As of September 30, 2023, the Company has made an investment of $348,250 for a 19.9% membership interest.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Nine Months Ended September 30, 2023, and 2022

 (10) Leases

The following was included in our balance sheet as of September 30, 2023:

September 30,
Operating leases	2023
Assets
Operating lease ROU assets	$3,672,388

Liabilities
Current portion of operating lease obligation	$530,990
Operating lease obligations, net of current portion	$3,310,211
Total operating lease liabilities	$3,841,201

Financing leases
Assets
Property and equipment, gross	$234,036
Accumulated depreciation	(142,345)
Property and equipment, net	$91,691

Liabilities
Current portion of financing obligations	$16,598
Financing lease obligations, net of current portion	$36,814
Total financing lease liabilities	$53,412

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Nine Months Ended September 30, 2023, and 2022

The weighted average remaining lease term and weighted average discount rate at September 30, 2023 were as follows:

Weighted average remaining lease term (years)	September 30, 2023
Operating leases	9.46
Financing leases	3.21
Weighted average discount rate
Operating leases	4.43%
Financing leases	4.73%

Financing Lease

The Company entered into several 60-month lease agreements to finance certain laboratory and office equipment.  As such, the Company has accounted for these transactions as a financing lease.

The following table reconciles future minimum financing lease payments to the discounted lease liability as of September 30, 2023:

2023-remaining	4,689
2024	18,751
2025	18,186
2026	11,976
Thereafter	3,992
Total lease payments	57,594
Less imputed interest	(4,182)
Total lease obligations	53,412
Less current obligations	(16,598)
Long-term lease obligations	$36,814

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Nine Months Ended September 30, 2023, and 2022

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

On August 9, 2023, the Company entered a 39-month agreement for $20,880 to lease an automobile with a monthly payment of $605.

For the nine months ended September 30, 2023, $576,866 was paid towards operating leases.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Nine Months Ended September 30, 2023, and 2022

The following table reconciles future minimum operating lease payments to the discounted lease liability as of September 30, 2023:

2023-remaining	$170,037
2024	696,362
2025	407,580
2026	389,397
2027	393,889
Thereafter	2,718,181
Total lease payments	4,775,446
Less imputed interest	(934,245)
Total lease obligations	3,841,201
Less current obligations	(530,990)
Long-term lease obligations	$3,310,211

(11) Notes Payable

 Promissory Note:

On September 12, 2019, AmpliTech Group, Inc., acquired Specialty, a privately held company based in Ronkonkoma, NY.  The purchase included all inventory, orders, customers, property and equipment, and all intellectual property. The assets also included all eight team members of Specialty.  The total consideration paid was $1,143,633, consisting of $668,633 in cash and a $475,000 promissory note with an interest rate of 6%.  Beginning November 1, 2019, payment of principal and interest shall be due payable in fifty-nine (59) monthly payments of $9,213 with a final payment of $9,203 due October 1, 2024. As of September 30, 2023, the balance of this promissory note was $106,674. Principal payments of $76,039 along with interest expense of $6,883 were paid during the nine months ended September 30, 2023.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Nine Months Ended September 30, 2023, and 2022

Loan Payable:

On September 12, 2019, the Company was approved for a $250,000 equipment leasing facility which was subsequently increased to $500,000. The Company has borrowed against the leasing facility as follows:

•

On May 14, 2020, the Company borrowed $27,494 to be paid over a three-year term with monthly payments of $815 at an interest rate of 4.268%. The balance as of September 30, 2023, was $0. Principal payments of $3,230 and interest expense of $30 were paid for the nine months ended September 30, 2023. This loan was paid in full in April 2023.

•

On June 10, 2020, the Company borrowed $41,015 to be paid over a three-year term with monthly payments of $1,216 at an interest rate of 4.278%. The balance as of September 30, 2023, was $0. Principal payments of $6,012 and interest expense of $68 were paid for the nine months ended September 30, 2023. This loan was paid in full in May 2023.

As of March 14, 2023, the Company closed the equipment line of credit of $500,000. All UCC filings on the Company assets have been released as well as the Company’s president’s personal guarantee.

In January 2022, the Company purchased machinery for $91,795, applying a deposit of $9,180 and financing the balance of $82,616 over 24 payments at an interest rate of 1.90%. The balance as of September 30, 2023, was $10,499. Principal payments of $31,201 and interest expense of $397 were paid for the nine months ended September 30, 2023.

Future principal payments over the term of the notes payable as of September 30, 2023 are as follows:

Payments
2023-remaining	$27,876
2024	$89,597
Total remaining payments	$117,473

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Nine Months Ended September 30, 2023, and 2022

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Nine Months Ended September 30, 2023, and 2022

Common Stock:

The Company originally authorized 500,000,000 shares of common stock with a par value of $0.001. Effective May 20, 2014, the Company increased its authorized shares of common stock from 50,000,000 to 500,000,000.

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

For The Nine Months Ended September 30, 2023, and 2022

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

On August 18, 2023, the Company granted one employee ten-year stock options to purchase 5,000 shares of common stock according to the Company’s 2020 Plan. The stock options vest in equal quarterly installments over five years commencing on November 18, 2023, with an exercise price of $1.84 per share. The Company has calculated these options estimated fair market value at $8,500 using the Black-Scholes model, with the following assumptions: expected term of 7.51 years, stock price of $1.84, exercise price of $1.84, volatility of 122.5%, risk-free rate of 4.34%, and no forfeiture rate.

On September 25, 2023, the Company granted one employee ten-year stock options to purchase 3,000 shares of common stock according to the Company’s 2020 Plan. The stock options vest in equal quarterly installments over five years commencing on December 25, 2023, with an exercise price of $1.85 per share. The Company has calculated these options estimated fair market value at $5,100 using the Black-Scholes model, with the following assumptions: expected term of 7.51 years, stock price of $1.85, exercise price of 1.85, volatility of 122.5%, risk-free rate of 4.61%, and no forfeiture rate.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Nine Months Ended September 30, 2023, and 2022

Below is a table summarizing the changes in stock options outstanding for the nine months ended September 30, 2023:

	Number of	Weighted Average
	Options	Exercise Price ($)
Outstanding at December 31, 2022	916,000	$2.49
Granted	20,000	$2.41
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2023	936,000	$2.49
Exercisable at September 30, 2023	450,235	$3.01

As of September 30, 2023, all outstanding stock options were issued according to the Company's 2020 Plan, and there remains 194,000 shares of common stock available for future issuance under the 2020 Plan.

Stock-based compensation expense related to stock options of $61,900 and $183,187 was recorded for the three and nine months ended September 30, 2023. As of September 30, 2023, the remaining unrecognized compensation cost related to non-vested stock options is $846,303 and is expected to be recognized over 4.99 years. The outstanding stock options have a weighted average remaining contractual life of 4.00 years and a total intrinsic value of $96,780.

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Nine Months Ended September 30, 2023, and 2022

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

Below is a table summarizing the changes in warrants outstanding for the nine months ended September 30, 2023:

	Number of	Weighted Average
	Warrants	Exercise Price ($)
Outstanding at December 31, 2022	3,296,942	$7.83
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2023	3,296,942	$7.83
Exercisable at September 30, 2023	3,296,942	$7.83

The outstanding warrants have a weighted average remaining contractual life of 2.48 years and a total intrinsic value of $0.

Restricted Stock Units:

On May 20, 2022, 30,000 restricted stock units at an exercise price of $1.96 were issued to a board advisor.  Vesting will occur in equal quarterly installments of 2,500 shares beginning on May 20, 2022.  As of September 30, 2023, 15,000 RSU’s have vested.

On August 18, 2023, the Company granted restricted stock awards under the Company’s 2020 Plan to directors of the Company for an aggregate of 45,000 shares of common stock (15,000 each) valued at $82,800.  These restricted stock awards vested immediately.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

For The Nine Months Ended September 30, 2023, and 2022

Below is a table summarizing the changes in restricted stock units outstanding for the nine months ended September 30, 2023:

	Number of	Weighted Average
	RSU’s	Exercise Price ($)
Outstanding at December 31, 2022	22,500	$1.96
Granted	45,000	$1.84
Exercised	(52,500)	$1.86
Expired	-	-
Outstanding at September 30, 2023	15,000	$1.96
Exercisable at September 30, 2023	-	-

Stock-based compensation expense related to restricted stock units of $87,724 and $97,412 was recorded for the three and nine months ended September 30, 2023. As of September 30, 2023, the remaining unrecognized compensation cost related to non-vested restricted stock units is $27,245. The outstanding restricted stock units have a weighted average remaining contractual life of 1.39 years and a total intrinsic value of $30,300.

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

Business Overview

AmpliTech Group Inc. (“AMPG,” “AmpliTech” or the “Company”), incorporated in 2010 in the state of Nevada, is the parent company of its subsidiary, AmpliTech, Inc., and AMPG’s divisions Specialty Microwave, Spectrum Semiconductor Materials, AmpliTech Group MMIC Design Center (“AGMDC”) and AmpliTech Group True G Speed Services (‘AGTGSS”).

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

In August 2022, AmpliTech Group’s True G Speed Services (AGTGSS) division was founded to serve and provide complete system integration and ORAN compliant O-RU’s (Radio Units) for telcos, enabling the industry to access ‘True 5G Speeds’. AGTGSS provides Managed Services, Cyber Security, Cloud Services, Data Sciences and Telco Cloud Services. AGTGSS will also be providing full installation of Private 5G Networks (P5G) which includes the deployment of AmpliTech Group developed radio units. AGTGSS will implement AmpliTech’s low noise amplifier devices in these systems to promote greater coverage, longer range and faster speeds.

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

Results of Operations

For the Three Months Ended September 30, 2023 and September 30, 2022

Revenues

Sales decreased from $5,435,654 for the three months ended September 30, 2022, to $3,387,169 for the three months ended September 30, 2023, a decrease of $2,048,485 or approximately 37.69%. Sales in the amplifier and related passive microwave components and subsystems division decreased by $423,207, or 21.12%. The decrease in domestic sales as compared to the same period last year is a result of shipping a major DX rated order from one customer in 2022. Spectrum sales decreased by $1,625,278, or 47.36%, a decline attributable to a decrease in sales from both domestic and international customers. The effect COVID placed on the supply chain in 2021 and 2022 triggered higher demand for our integrated circuit (IC) products. With COVID restrictions and worldwide supply chain concerns easing, the demand for IC packaging has decreased.

Cost of Goods Sold and Gross Profit

Cost of Goods Sold decreased from $2,774,739 for the three months ended September 30, 2022, to $1,904,388 for the three months ended September 30, 2023, a decrease of $870,351 or 31.37%.  This decrease is directly related to the decline in sales.  As a result, gross profit was $1,482,781 for the three months ended September 30, 2023, compared to $2,660,915 for the three months ended September 30, 2022, a decrease of $1,178,134, or 44.28%. Overall, gross profit as a percentage of sales decreased to 43.78% from 48.95%, with AmpliTech reporting a gross profit margin of 44.69% while Spectrum’s gross profit margin was 42.98%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $1,984,452 for the three months ended September 30, 2023, from $1,852,345 for the three months ended September 30, 2022, an increase of $132,107 or approximately 7.13%.  For this current period, there was an increase in recruiting fees, stock compensation and consulting fees.

Research and Development Expenses

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include engineering, consultants, outside service, and supplies.

Research and development costs for the three months ended September 30, 2023, and 2022, were $425,573 and $222,549, respectively. The increase of $203,024, or 91.23% is a result of hiring additional personnel for the AGMDC division as it completes its MMIC design releases.  The company’s R&D costs include the launching of over 75 new SKUs of products, such as passive products and the new MMIC based LNA’s, Coaxial in line low noise amplifiers as well as Coaxial in line band pass filters.  In addition, research and development costs were incurred for cryogenic amplifiers for quantum computing and 5G CAT B 64T64R ORAN Radios.

Income (Loss) From Operations

As a result of the above, the Company reported a loss from operations of $927,244 and income from operations of $586,021 for the three months ended September 30, 2023 and 2022, respectively.

Other Income (Expenses)

The Company recorded net interest expense of $750 and $9,318 for the three months ended September 30, 2023, and 2022.

Due to market fluctuations, the Company recorded an unrealized gain on investments of $4,098 and $213 for the three months ended September 30, 2023 and 2022, respectively.  In addition, the Company recorded a realized gain on investments of $36,187 for the three months ended September 30, 2023.

Net Income (Loss)

The Company reported a net loss of $887,709 and net income $576,916 for the three months ended September 30, 2023 and 2022, respectively.

For the Nine Months Ended September 30, 2023 and September 30, 2022

Revenues

Sales decreased from $15,119,216 for the nine months ended September 30, 2022, to $11,572,699 for the nine months ended September 30, 2023, a decrease of $3,546,517 or approximately 23.46%. Sales in the amplifier and related passive microwave components and subsystems division have remained constant with an increase of $57,120, or 1.27%, resulting primarily from an increase in telecommunication applications. Spectrum sales decreased by $3,603,637, or 33.96%, a decline primarily attributable to a decrease in sales from international customers. The effect COVID placed on the supply chain in 2021 and 2022 triggered higher demand for our integrated circuit (IC) products. With COVID restrictions and worldwide supply chain concerns easing, the demand for IC packaging has decreased.

Cost of Goods Sold and Gross Profit

Cost of Goods Sold decreased from $8,096,984 for the nine months ended September 30, 2022, to $6,305,928 for the nine months ended September 30, 2023, a decrease of $1,791,056 or 22.12%. Overall, this decrease is directly related to the decline in sales.  As a result, gross profit was $5,266,771 for the nine months ended September 30, 2023, compared to $7,022,232 for the nine months ended September 30, 2022, a decrease of $1,755,461, or 25%. Overall, gross profit as a percentage of sales decreased from 46.45% to 45.51%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $5,677,778 for the nine months ended September 30, 2023, from $5,975,440 for the nine months ended September 30, 2022, a decrease of $297,662 or approximately 4.98%.  Expenses such as recruiting fees, rent, utilities, insurance, IR/PR, business development, consulting and employee benefits increased and offset with a decrease in legal, accounting, stock compensation and sales salaries/commissions.

Research and Development Expenses

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include engineering, consultants, outside service, and supplies.

Research and development costs for the nine months ended September 30, 2023, and 2022, were $1,643,458 and $811,688, respectively. The increase of $831,770, or 102.47% is a result of hiring additional personnel for the AGMDC division as it completes its MMIC design releases. The company’s R&D costs include the launching of over 75 new SKUs of products, such as passive products and the new MMIC based LNA’s, Coaxial in line low noise amplifiers as well as Coaxial in line band pass filters.  In addition, research and development costs were incurred for cryogenic amplifiers for quantum computing and 5G CAT B 64T64R ORAN Radios.

Loss From Operations

As a result of the above, the Company reported a loss from operations of $2,054,465 and income from operations of $235,104 for the nine months ended September 30, 2023 and 2022, respectively.

Other Income (Expenses)

The Company recorded net interest income of $20,335 and interest expense of $24,316 for the nine months ended September 30, 2023, and 2022.

Due to market fluctuations, the Company recorded an unrealized gain on investments of $41,700 and $213 for the nine months ended September 30, 2023 and 2022, respectively.  In addition, the Company recorded a realized gain on investments of $49,994 for the nine months ended September 30, 2023.

Net Income (Loss)

The Company reported a net loss of $1,942,436 and net income $211,001 for the nine months ended September 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

Operating Activities

The net cash used in operating activities for the nine months ended September 30, 2023 was $1,766,090 resulting primarily from the net loss and operating changes in accounts receivable, inventories, prepaid expenses, accounts payable and accrued expenses, operating lease liability and customer deposits

The net cash used in operating activities for the nine months ended September 30, 2022 was $3,508,820 resulting primarily from net income and operating changes in accounts receivable, inventories, accounts payable and accrued expenses, operating lease liability and customer deposits.

Investing Activities

The net cash used in investing activities for the nine months ended September 30, 2023, was $3,739,714 of which $931,692 related to the purchase of equipment and $2,808,022 for the net purchases of marketable securities.

The net cash used in investing activities for the nine months ended September 30, 2022 was $1,287,613, of which $696,253 related to the purchase of equipment, $493,110 for the net purchases of marketable securities and $98,250 for our investment in SN2N.

Financing Activities

The net cash used in financing activities for the nine months ended September 30, 2023, was $2,326,712, resulting primarily from the repayments of notes payable, financing lease liabilities, and the revenue earnout.

The net cash used in financing activities for the nine months ended September 30, 2022 was $167,485, resulting primarily from the repayments of notes payable and financing lease liabilities

 As of September 30, 2023, we had cash and cash equivalents of $5,457,706, working capital of $15,901,627, and an accumulated deficit of $9,246,720.

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

The discussion and analysis of our financial condition and results of operations is based upon financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates, including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the nine-month period ended September 30, 2023, to the items disclosed as critical accounting policies in management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Based on that evaluation, as of September 30, 2023, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

AmpliTech Group, Inc.

Date: November 14, 2023	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Louisa Sanfratello
Louisa Sanfratello Chief Financial Officer (Principal Financial and Accounting Officer)

