Form 10-K
period 2023-12-31
AmpliTech Group, Inc.
filed 2024-04-01
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $14,756,908.

As of March 27, 2024, the registrant had 9,717,113 shares of common stock issued and outstanding.

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

PART I

ITEM 1. BUSINESS

Business Overview

AmpliTech Group Inc. (“AMPG,” “AmpliTech” or the “Company”), incorporated in 2010 in the state of Nevada, is the parent company of AmpliTech, Inc., and the Company’s divisions, Specialty Microwave, Spectrum Semiconductor Materials, AmpliTech Group MMIC Design Center (“AGMDC”) and AmpliTech Group True G Speed Services (“AGTGSS”).

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

In August 2022, we formed our AGTGSS division to enable “true G speeds” to the industry. AGTGSS’ main function will be to plan and configure 5G radio systems and make them O-RAN compliant. AGTGSS will implement AmpliTech’s low noise amplifier devices in these systems to promote greater coverage, longer range and faster speeds.

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

The Company’s research and development initiative to expand its product line of low noise amplifiers to include its new 5G and wireless infrastructure products, cryogenic amplifiers and MMIC designs is progressing significantly. Our combined engineering and manufacturing resources are expected to complement the development of new subsystems for satellite, wireless, and 5G infrastructures, as well as advanced military and commercial markets.

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

On November 19, 2021, AmpliTech Group, Inc. entered into an Asset Purchase Agreement with SSM, pursuant to which AmpliTech would acquire substantially all of the assets of SSM. SSM, located in Silicon Valley (San Jose, CA), was a global authorized distributor of IC packaging and lids for semiconductor device assembly, prototyping, testing, and production requirements. The aggregate purchase price for the acquisition was $10,123,276, subject to certain working capital and other adjustments. $665,200 of the aggregate purchase price was paid by the issuance of 188,442 unregistered shares of AmpliTech common stock at the closing of the acquisition. The acquisition was completed on December 15, 2021.

In 2021, the Company opened a MMIC chip design center in Texas and has started to implement several of its proprietary amplifier designs into MMIC components. MMICs are semiconductor chips used in high-frequency communications applications. MMICs are widely desired for power amplification solutions to service emerging technologies, such as phased array antennas and quantum computing. MMICs carry a smaller footprint enabling them to be incorporated into a broader array of systems while reducing costs. AGMDC designs, develops and manufactures state-of-the-art signal processing components for satellite and 5G communications networks, defense, space and other commercial applications, allowing the Company to market its products to a wider base of customers requiring high technology in smaller packages.

In August 2022, our AGTGSS division was founded to serve and provide complete system integration and ORAN compliant O-RU’s (Radio Units) for telcos, enabling the industry to access ‘True 5G Speeds’. AGTGSS provides Managed Services, Cyber Security, Cloud Services, Data Sciences and Telco Cloud Services. AGTGSS will also be providing full installation of Private 5G Networks (P5G) which includes the deployment of AmpliTech Group developed radio units. AGTGSS will implement AmpliTech’s low noise amplifier devices in these systems to promote greater coverage, longer range and faster speeds.

Our Products and Services

Our core AmpliTech Inc. division offers products consisting of connectorized RF amplifiers and related subsystems, operating at frequencies from 50kHz to 44GHz, including low noise amplifiers, medium power amplifiers, cryogenic amplifiers, and custom assembly designs for the aerospace, governmental, defense and commercial satellite markets.

Our fully operational AGMDC division in Texas has successfully transferred our proprietary technology from connectorized products into monolithic microwave integrated circuits, (MMICs) and is offering in chip form, LNA’s, power amplifiers, filters, attenuators, thru lines and has the ability to provide custom design projects. Over 25 new MMIC chip technology products were released during 2023.

In connection with the acquisition of our Specialty Microwave Division (SMW), we began designing and manufacturing passive microwave components and related subsystems that meet individual customer specifications for both domestic and international customers.

Our SSM division is a globally authorized distributor of IC packaging and lids for semiconductor device assembly, prototyping, testing, and production requirement.

Through our AGTGSS division, we are actively developing and currently manufacturing our newest product line of Open Radio Unit For Sub 6GHz expecting full deployments in late 2024. This new phase array product supports 3.4-4.0 GHz and 2.496-2.69 GHz, with 8 x 4 x 2 = 64 Active Phased Array Elements. It is Digital Beam Forming Compliant With O-RAN/Keysight O-DU. This product uses proprietary technology comprised of existing core LNA products as well as MMICs from our AGMDC division in Texas.

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

Satellite Access Point Block Downconverter (BDC)

The Specialty Microwave BDC assembly is used as a test device on Satellite Access Point (SAP) antennas located worldwide. The BDC assembly converts a Ka band signal, 17.7 GHz to 19.7 GHz, from the LNAs on either polarization of the antenna to between 950 and 2150 MHz using a high and low band block downconverter.

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

Our re-designed cryogenic 4.0 – 8.0 GHz amplifiers for quantum computing have been tested and validated by a third-party laboratory for performance.

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

PHEMT MMIC Technology LNA’s

AmpliTech’s new line of low noise amplifiers introduces high performance, high reliability MMIC-based designs. These new products will cover widely used standard frequency ranges in the 2.0 – 4 GHz, 4.0 – 8.00 GHz and 2-18 GHz offering unparalleled low noise figure and featuring its proprietary low noise MMIC technology by our AGMDC Division.

Coaxial In-Line Low Noise Amplifiers

A new product line of competitively priced low noise amplifiers, featuring AmpliTech’s MMIC Technology from our AGMDC Division. These amplifiers offer a very competitive gain performance, exceptional low noise figures, and DC bias through the RF output. These coaxial in-line LNA’s can be used for a wide range of design applications and are suitable for Military and Commercial applications when cost considerations are paramount. Their compact design and outstanding electrical performance make them an indispensable asset in RF design and experimentation.

Coaxial In-Line Band Pass Filters

These bandpass filters cover industry standard frequency ranges, I.e., 17.52-21.45 GHz with 50Ω matched DC blocked RF ports. These products can be used for a wide range of design applications and are suitable for military and commercial applications when cost considerations are paramount. They are also covered by our standard 3-year warranty. Their compact design and outstanding electrical performance make them an indispensable asset in RF design and experimentation.

Ka Band LNB (Low-Noise Block Down Converter Unit)

Featuring its proprietary AmpliTech LNA low noise technology, this Ka Band LNB was designed for superior performance in small sats, LEO, MEO, GEO and portable or fixed Ka-Band teleport applications.

Directional Couplers

AmpliTech’s new line of directional couplers presents a high-performance solution in signal splitting and monitoring technology. Designed with precision and engineered for high performance, these couplers provide accurate power division while maintaining signal integrity. With a wide range of coupling ratios and frequency options, these directional couplers are ideal for a variety of applications, including telecommunications, radar systems, and aerospace technology.

Power Dividers

Our power dividers stand as a testament to AmpliTech’s commitment to delivering innovative solutions through a strategic research and development business plan. Built to handle high-power RF signals, these dividers ensure minimal signal loss during distribution. Whether for in-building wireless systems or distributed antenna systems, these power dividers offer unparalleled efficiency and signal fidelity, making them an essential choice for RF engineers and system integrators.

Quadrature Hybrid 90-degree Couplers

Quadrature hybrid 90-degree coupler components pave the way for seamless integration in phase-critical applications. These hybrids excel in creating two signals with precisely controlled phase separation, making them indispensable for quadrature modulators, demodulators, and phase shifters. Their compact design and outstanding electrical performance make them an indispensable asset in RF design and experimentation.

5G Network in a Box (NIB)

This single box is essentially a “plug-n-play” solution for P5G and local carriers and is another innovative product from our AGTGSS division. A 5G NIB offers several benefits to customers, including rapid deployment, flexibility, cost-effectiveness, localized high-speed connectivity, enhanced security, and interoperability.

Massive MIMO, 64T64R ORAN, CAT B Radio Network

The Massive MIMO, 64T64R ORAN, CAT B Radio Network is expected to become the company’s flagship product. With 16 Layers DL/ 8 Layers UL, CSI-RS and SRS beamforming capabilities and beam steering technology, this radio provides true 5G speeds with improved signal strength, enhanced coverage, increased user capacity and adheres to the ORAN specifications promoting openness and interoperability in radio access networks.

Our Technology

Our products are supported by hybrid design topologies that create highly linear RF products that amplify and transform signals with minimal addition of noise, achieving high Signal to Noise Ratio (“SNR”) and increased receiver sensitivity and range, at a low cost and low power consumption. Our hybrid design topologies include:

●	Discrete Microwave Integrated Circuit (MIC)

●	Pseudomorphic High Electron Mobility Transistor (PHEMT)

●	MIC and Low Noise MIC

We believe the discrete topology that we utilize provides various advantages:

●	Can easily optimize Voltage Standing Wave Ratio (VSWR) and Noise Figure

●	Flexibility of design; can easily adapt to change of specs, technology, etc.

●	Low DC power consumption

●	Can control and optimize gain flatness due to discrete gain stages

●	Optimum use of MIC technology and experience

●	Use of negative bias is not necessary

●	Specially selected components with specific parameters that yield proprietary results due to use in a particular configuration

Research and Development

To date, our research and development activities have primarily been conducted on new product designs to the extent as requested by the customers. The cost of our research and development activities is incorporated into the unit selling prices and, as such, is borne directly by the customers. In addition to the research and development for our customers, we invest in research and development for new products on emerging technologies such as 5G/6G, cryogenic, cybersecurity, MMICs, IoT and wireless products for the future. Research and development costs for the years ended December 31, 2023 and 2022 were $2,341,845 and $1,024,127, respectively.

Industry and Competition

Market Overview

We operate our business in the industry of high-power RF semiconductors. We believe that the RF semiconductor industry has the following features:

High demand for complex, next-generation wireless signal processing applications.

●	Mass adoption of internet and web-based applications, and other high-band width applications

●	Ability to combine analog and digital signal processing into more integrated RF solutions

●	Widespread application of low-cost, high-performance and functionality wireless networks

●	Emergence of 5G/6G, WI-FI 6e, satellite and advanced wireless network infrastructure rollouts

Growing opportunity for advanced RF subsystems, modules and components.

●	Demand for precise, high-speed signal conditioning interfaces between analog and digital

●	Combining analog/digital signal processing capabilities into more highly integrated solutions

●	Widespread application of low-cost, high-performance wireless network systems

●	Convergence of computing, communications, and consumer electronics with state-of-the-art signal processing capability with less power consumption

Complements original equipment manufacturer, or OEM, design, and manufacturing capabilities.

●	Deliver high quality and feature improvements that service provider requires

●	Lower production costs and shorten product development cycles

●	Adhere to flexibility, performance, streamlined procurement processes and value requirements

Current and Future Target Markets.

●	High speed terrestrial and satellite terminals (SATCOM, “Internet in the Sky”)

●	5G/Wi-Fi6E and 6G wireless infrastructure (Cellular Base Stations, Small Cells, Private Wi-Fi Networks)

●	IoT (Internet of Things)

●	Cloud farms, big data and MEC architecture

●	Quantum supercomputers/Quantum research

●	Deep space astronomy

●	Autonomous self-driving vehicles

●	Telemedicine, AR/VR (Augmented and Virtual Reality)

●	Drones, UAVs (Unmanned aerial vehicles)

●	Cyber-security

●	Military/Defense ECM/EW

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

Our ability to compete successfully depends on numerous factors, including our ability to:

●	maintain and increase our market share and the strength of our brand in amplifiers;

●	maintain and expand our relationships with channel partners;

●	secure products in large volume in a cost-effective and timely manner from our suppliers;

●	develop innovative, differentiated, high-performance products relative to our competitors’ solutions; and

●	protect our intellectual property.

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

Our Strategy

Our objective is to become a premier designer, manufacturer and distributor of high quality and state-of-the-art cryogenic microwave amplifiers, RF designs and applications for wireless networks and the future of wireless communication with true 5G performance of or close to 1Gbs per second. Key elements of our strategy include the following:

●	Reorganization to have our shares traded on a national exchange to improve access to capital resources and a much broader customer base with higher volumes, as well as better access to large OEMs

●	New product development

●	Commercializing of existing core technology into specific high-volume technology sectors and obtaining patent on such technology

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

On April 1, 2023, the Company announced its partnership with NGK Electronic Devices, to become their US distributor for NGK’s state-of-the-art RF Microwave products. This partnership marks NGK’s first distribution agreement with a US partner, presenting a significant opportunity for both parties. NGK Electronic Devices, based in Japan, is a world leader in the development and manufacturing of ceramic semiconductor packages. These advanced products play a crucial role in the semiconductor packaging industry, addressing key concerns such as heat management and electrical insulation. AmpliTech’s semiconductor distribution division, Spectrum Semiconductor, will leverage its extensive distribution network and expertise to ensure that NGK’s RF Microwave Packages product line is readily available to customers across the United States, further expanding NGK’s global presence.

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

Raw Materials

We purchase a variety of raw materials, primarily consisting of high temperature alloy sheet metal and castings, forgings, pre-plated metals and electrical components from various vendors. The materials used by our operations are generally available from several sources and in sufficient quantities to meet current requirements subject to normal lead times. However, recent cost inflation and potential supply chain disruptions may lead to higher material costs in fiscal 2024.   Additionally, we are subject to rules promulgated by the Securities Exchange Commission pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding the use of certain materials (tantalum, tin, gold and tungsten), known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries. These rules may impose additional costs and may introduce new risks related to our ability to verify the origin of any conflict minerals used in our products.

Suppliers

Our material consists of purchased component parts used in our assembly process or distributed. The following table describes supplier concentration based upon the percentage of materials purchased from each supplier for 2023:

Supplier A	$1,751,735	33.14%
Supplier B	908,273	17.18%
Supplier C	800,132	15.14%
Supplier D	363,554	6.88%
Supplier E	236,303	4.47%
All other suppliers (approximately 104)	1,226,485	23.19%
Total	$5,286,482	100%

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

In February 2018, the Company entered into an advisory agreement with Sunbiz Holding Corp to promote market awareness in Asia and the Middle East. The advisory agreement had been extended for an additional two years ending in 2022.

Trade Shows

We attend trade shows such as IMS (International Microwave Symposium), European Microwave Symposium, MWC (Mobile World Congress) and the Satellite Show in Washington D.C. We also sponsor some trade shows to gain recognition and presence.

Strategic Alliances

We explore opportunities with global OEMs by seeking out strategic alliances that improve sales and presence in the marketplace and expand our product line and capabilities, thereby broadening our customer base.

Website

We maintain a dynamic website to capture more business via worldwide customer searches for our products on the internet. Our website has also been updated to include an e-commerce dashboard with access to purchase our products. Our website is available at www.amplitechgroup.com.

Trade Magazines

We advertise our products in Microwave Product Digest and Microwave Journal.

Customers

We serve a diverse customer base located primarily in the United States, Europe and South Asia, in the aerospace, governmental defense, commercial satellite and wireless industries. Some of our customers include Viasat, L3 Harris Technologies, CPI, Lockheed Martin, Microsemi, Cett Technology and Universal Enterprise. As of December 31, 2023, there was one customer that accounted for 8.45% of our total revenue. We have both direct and indirect relationships with these customers domestically and abroad via exclusive and non-exclusive sales representatives.

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

Intellectual Property

We regard domain names, tradenames, customer relationships, trade secrets, proprietary technologies and similar intellectual property important to our success.

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

Employees

As of March 13, 2023, we have forty-six (46) full time employees. From time to time, we may hire additional workers on a contract basis as the need arises.

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

Risks Relating to our Business

Our revenue, earnings, margins and other operating results have fluctuated significantly in the past and may fluctuate significantly in the future. If demand for our products fluctuates, because of economic conditions or for other reasons, our revenue and profitability could be impacted. We incurred net losses of $2,465,439 in 2023 and $677,107 in 2022. As of December 31, 2023, we had an accumulated deficit of $9,769,723. These losses and our accumulated deficit reflect the substantial investments we have made to develop our products. Our future operating results will depend on many factors affecting our new market segments, including the following, many of which are out of our control: the continued market acceptance of our current and new products for 5G, cryogenic quantum computing, internet of things (IoT) and MMICs. Although hard to predict under the current global environment, we believe our core LNA product line, as well as Spectrum Semiconductor Material and 5G product lines will continue to be in demand and generate top line revenue and cash flow to sustain ongoing activities.

The Company is dependent on the global supply chain and has experienced supply chain constraints, as well as increased costs on components and shipping. The   Company has experienced supply chain constraints which have slowed down production and will negatively impact the timing of deploying ASRs (Available Supply Rate) to our clients. These supply constraints include, but are not limited to, semiconductor shortages as well as shortages of certain commodities. Extended lead times on certain parts as well as a lack of immediate availability may delay our ability to deploy ASRs, and consequently, may delay our ability to recognize revenue. In addition, the Company has also faced increased costs of components and freight. Further, current or future governmental policies may increase the risk of inflation, which could further increase the costs of raw materials and components for our business. Similarly, if the costs of goods continue to increase, our suppliers may seek price increases from us. If we are unable to mitigate the impact of supply chain constraints and inflationary pressure through price increases or other measures, our results of operations and financial condition could be negatively impacted. Even if we can raise the prices of our products, consumers might react negatively to such price increases, which could have a material adverse effect on, among other things, our brand, reputation, and sales. If our competitors substantially lower their prices, we may lose customers and mark down prices. Our profitability may be impacted by lower prices, which may negatively impact gross margins. Even though we are working to alleviate supply chain constraints through various measures, we are unable to predict the impact of these constraints on the timing of revenue and operating costs of our business in the near future. Raw material supply shortages and supply chain constraints, including cost inflation, have impacted and could continue to negatively impact our ability to meet increased demand, which in turn could impact on our net sales revenues and market share. The increased cost of components and freight as well as ongoing delays in production are likely to have an impact on sales and profitability throughout 2024.

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

Some of our customers may also maintain diverse supplier bases to enhance competition and maintain multiple providers of amplifier products. Our ability to increase order sizes from these customers and maintain or increase our market share would be constrained by these policies. In addition, any decline in the quality or availability of our products or any increase in the number of suppliers that such a customer use may decrease demand for our products and adversely affect our operating results, business and prospects.

Our ability to compete successfully depends on numerous factors, including our ability to:

●	maintain and increase our market share and the strength of our brand in amplifiers;

●	maintain and expand our relationships with channel partners;

●	secure products in large volume in a cost-effective and timely manner from our suppliers;

●	develop innovative, differentiated, high-performance products relative to our competitors’ solutions; and

●	protect our intellectual property.

We cannot assure you that our solutions will compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by our existing competitors or new companies entering our market. In addition, we cannot assure you that our competitors do not have or will not develop processes or product designs that currently or in the future will enable them to produce competitive products at lower costs than ours. Any failure to compete successfully would materially adversely affect our business, prospects, operating results and financial condition.

Global economic uncertainty and financial market volatility caused by political instability, changes in international trade relationships and conflicts, such as the conflict in the Middle East or the conflict between Russia and Ukraine, could make it more difficult for us to access financing and could adversely affect our business and operations. Our abilities to raise capital and operate our business are subject to the risk of adverse changes in the market value of our securities. Periods of macroeconomic weakness or recession and heightened market volatility caused by adverse geopolitical developments could increase these risks, potentially resulting in adverse impacts on our ability to raise further capital on favorable terms. The impact of geopolitical tension, such as a deterioration in the bilateral relationship between the US and China, the war in the Middle East or an escalation in conflict between Russia and Ukraine, including any resulting sanctions, export controls or other restrictive actions that may be imposed by the US and/or other countries against governmental or other entities in, for example, Russia, also could lead to disruption, instability and volatility in global trade patterns, which may in turn impact our ability to source necessary reagents, raw materials and other inputs for our operations.

Economic conditions may adversely impact our business, operating results and financial condition. Economic conditions, market and political instability, changes in trade agreements and conflicts, such as the conflict in the Middle East or the conflict between Russia and Ukraine, could adversely affect global markets and transactions and may adversely affect our customers and suppliers. Any adverse financial or economic impact to our customers may impact their ability to pay in a timely manner or result in their inability to pay. It may also impact their ability to fund future purchases or increase the sales cycles which could lead to a reduction in revenue and accounts receivable. Our suppliers may increase their prices or may be unable to supply the necessary raw materials on a timely basis which could result in our inability to meet customers’ demand or affect our gross margins. Our suppliers may also impose more stringent payment terms on us. The timing and nature of any recovery from the effects of adverse economic conditions or market and political instability on credit and financial markets is uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not be materially and adversely affected.

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

Our products must meet exact technical and quality specifications. Defects, errors in or interoperability issues with our products or the failure of our products to operate as expected could affect our reputation, result in significant costs to us and impair our ability to sell our products. Our products may contain defects or errors or not operate as expected, which could materially and adversely affect our reputation, result in significant costs to us and impair our ability to sell our products in the future. Our customers have demanding specifications for quality, performance and reliability that our tag and reader products must meet. Our products are highly technical and designed to be deployed in large and complex systems, networks and other settings under a wide variety of conditions. Customers and end users may discover errors, defects or incompatibilities in our products only after they have been fully deployed. In addition, users of our products may experience compatibility or interoperability issues between our products and their enterprise software systems or networks, or between our products and other amplifying products they use.

We may also experience quality problems with our products that are combined with or incorporated into products from other vendors, such as tags produced by our inlay manufacturers, or that are assembled by subcontractors. We may have difficulty identifying and correcting the source of problems when third parties are combining, incorporating or assembling our products.

If we are unable to fix errors or other problems, we could experience:

●	loss of customers or customer orders;

●	lost or delayed market acceptance and sales of our products;

●	loss of market share;

●	damage to our brand and reputation;

●	impaired ability to attract new customers or achieve market acceptance;

●	diversion of development resources;

●	increased service and warranty costs;

●	replacement costs;

●	legal actions by our customers; and

●	increased insurance costs.

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

We may face claims of intellectual property infringement, which could be time consuming, costly to defend or settle and result in the loss of significant rights. Our industry is characterized by companies that hold large numbers of patents and other intellectual property rights and which may vigorously pursue, protect and enforce their intellectual property rights. We may in the future be required to license patents and other intellectual property rights to technologies that are important to our business, which may be costly or prohibitively expensive to our business operations. We may also receive assertions against us, our customers or distributor, claiming that we infringe patent or other intellectual property rights. Claims that our products, processes, technology or other aspects of our business infringe third-party intellectual property rights, regardless of their merit or resolution, could be costly to defend or settle and could divert the efforts and attention of our management and technical personnel. If we decline to accept an offer, the offering party may allege that we infringe such patents, which could result in litigation.

In addition, many of our customer agreements require us to indemnify and defend our customers from third-party infringement claims and pay damages in the case of adverse rulings. Moreover, we may not know whether we are infringing a third party’s rights, due to the large number of patents related to amplifiers or to other systemic factors. For instance, patent applications in the United States are maintained in confidence for up to 18 months after their filing or, in some cases, for the entire time prior to issuance as a patent. Thus, we would not be able to account for such rights before publication. Competitors may also have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents. Claims of this sort could harm our relationships with our customers or distributor and might deter future customers from doing business with us. We do not know whether we will prevail in any such future proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If any pending or future proceedings result in an adverse outcome, we could be required to:

●	cease the manufacture, use or sale of the infringing products, processes or technology;

●	pay substantial damages for infringement;

●	expend significant resources to develop non-infringing products, processes or technology;

●	license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms, or at all;

●	cross-license our technology to a competitor to resolve an infringement claim, which could weaken our ability to compete with that competitor; or

●	pay substantial damages to our customers or end users to discontinue their use of or to replace infringing technology sold to them with non-infringing technology.

Any of the foregoing results could have a material adverse effect on our business, financial condition and operating results.

We may incur substantial costs enforcing or acquiring intellectual property rights and defending against third-party claims as a result of litigation or other proceedings. We may incur substantial costs enforcing or acquiring intellectual property rights and defending against third-party claims as a result of litigation or other proceedings. In connection with the enforcement of our own intellectual property rights, the acquisition of third-party intellectual property rights or disputes related to the validity or alleged infringement of third-party intellectual property rights, including patent rights, we may be subject to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation may be costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel, and by increasing our costs of doing business. If we fail to prevail in any future litigation and disputes, it could adversely affect our results of operations and financial condition. Third-party intellectual property claims asserted against us could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from assembling or licensing certain of our products, subject us to injunctions restricting our sale of products, cause severe disruptions to our operations or the marketplaces in which we compete or require us to satisfy indemnification commitments with our customers, including contractual provisions under various license arrangements. In addition, we may incur significant costs in acquiring the necessary third-party intellectual property rights for use in our products. Any of these could seriously harm our business.

If we are unable to obtain patent protection for our products or otherwise protect our intellectual property rights, our business could suffer. Our success depends, in part, on our ability to obtain patent protection for or maintain as trade secrets our proprietary products, technologies and inventions and to maintain the confidentiality of our trade secrets and know-how, operate without infringing upon the proprietary rights of others and prevent others from infringing upon our business proprietary rights. Despite our efforts to protect our proprietary rights, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies, inventions, processes or improvements. We cannot assure you that any of our existing or future patents or other intellectual property rights will be enforceable, will not be challenged, invalidated or circumvented, or will otherwise provide us with meaningful protection or any competitive advantage. In addition, our pending patent applications may not be granted. If our patents do not adequately protect our technology, our competitors may be able to offer additive manufacturing systems or other products like ours. Our competitors may also be able to develop similar technology independently or design around our patents, and we may not be able to detect the unauthorized use of our proprietary technology or take appropriate steps to prevent such use. Any of the foregoing events would lead to increased competition and lower revenues or gross margins, which could adversely affect our operating results.

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

We are subject to order and shipment uncertainties. Inaccuracies in our estimates of customer demand and product mix could negatively affect our inventory levels, sales and operating results. We derive revenue primarily from customer purchase orders rather than long-term purchase commitments. To ensure the availability of our products, in some cases we start manufacturing based on forecasts provided by customers in advance of receiving purchase orders from them. In some cases, our supply chain has been affected by both tariffs and by the COVID-19 pandemic. Some of our products are manufactured according to our estimates of customer demand, which requires us to make demand forecast assumptions for every customer, and which may introduce significant variability into our aggregate estimate. We typically sell to channel partners and end users, and we consequently have limited visibility into future end-user demand, which could adversely affect our revenue forecasts and operating margins. Additionally, we sometimes receive soft commitments for larger order sizes which do not materialize. If we manufacture more products than we can sell to our customers or channel partners, we will incur losses and our results of operation and financial condition will be harmed.

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

If we are unable to attract, train and retain qualified personnel, especially our design and technical personnel, we may not be able to effectively execute our business strategy. Our future success depends on our ability to attract, retain and motivate qualified personnel, including our management, sales and marketing, finance and especially our design and technical personnel. For example, we currently have a limited number of personnel for the assembling and testing processes. We do not know whether we will be able to retain all these personnel as we continue to pursue our business strategy. As the source of our technical and product innovations, our design and technical personnel are a significant asset. The competition for qualified personnel in the New York area where we are headquartered constrains our ability to attract qualified personnel. The loss of the services of one or more of our key employees, especially of our key design and technical personnel, or our inability to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and operating results.

Failure to remediate a material weakness in internal accounting controls could result in material misstatements in our financial statements. Our management has identified material weaknesses in our internal control over financial reporting related to lack of segregation of duties resulting from our limited personnel and ineffective control over financial statement disclosure as controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements and has concluded that, due to such material weakness, our disclosure controls and procedures were not effective as of December 31, 2023. If not remediated, or if we identify further material weaknesses in our internal controls, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

If we fail to implement proper and effective internal controls, our ability to produce accurate financial statements would be impaired, which could adversely affect our operating results, our ability to operate our business and our stock price. We must ensure that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis. We have tested our internal controls and identified two material weaknesses and may find additional areas for improvement in the future. Remediating these material weaknesses will require us to hire and train additional personnel. Implementing any future changes to our internal controls may require compliance training of our directors, officers and employees, entail substantial costs to modify our accounting systems and take a significant period to complete. Such changes may not, however, be effective in establishing the adequacy of our internal control over financial reporting, and our failure to produce accurate financial statements on a timely basis could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal control over financial reporting is inadequate or that we are unable to produce accurate financial statements may materially adversely affect our stock price.

We may need to raise additional capital, which may not be available on favorable terms, if at all, and which may cause dilution to holders of our common stock, restrict our operations or adversely affect our ability to operate our business. If we need to raise additional funds due to material expenditures or if our operating results are worse than expected, we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all, and any additional financings could result in additional dilution to holders of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, expending capital or declaring dividends, or which impose financial covenants on us that limit our ability to achieve our business objectives. If we need additional capital and cannot raise it on acceptable terms, we may not be able to meet our business objectives, our stock price may fall, and you may lose some or all your investment.

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

Acquisitions may expose us to additional risks. We may acquire or make investments in businesses, technologies or products, whether complementary or otherwise, to expand our business, if appropriate opportunities arise. There can be no assurance that we will be able to identify suitable candidates or consummate these transactions on favorable terms. If required, the financing for these transactions could result in an increase in our indebtedness, dilute the interests of our stockholders or both. The purchase price for some acquisitions may include additional amounts to be paid in cash in the future, a portion of which may be contingent on the achievement of certain future operating results of the acquired business. If the performance of any such acquired business exceeds such operating results, then we may incur additional charges and be required to pay additional amounts. Acquisitions including strategic investments or alliances entail numerous risks, which may include:

●	difficulties in integrating acquired operations or products, including the loss of key employees from, or customers of, acquired businesses;

●	diversion of management’s attention from our existing businesses;

●	adverse effects on existing business relationships with suppliers and customers;

●	adverse impacts of margin and product cost structures different from those of our current mix of business; and

●	conforming standards, controls, procedures, accounting and other policies, business cultures, and compensation structures between the two companies.

Many of these factors are outside of our control and any one of these factors could result in, among other things, increased costs and decreases in the amount of expected revenues, which could materially adversely impact our business, financial condition, and results of operations. In addition, even if we can successfully integrate acquired businesses, the full benefits, including the synergies, cost savings, revenue growth, or other benefits that are expected, may not be achieved within the anticipated time frame, or at all. All of these factors could decrease or delay the expected accretive effect of the acquisitions, and negatively impact our business, operating results, and financial condition.

Our revenue and operating results can fluctuate from period to period. We derive revenue primarily from customer purchase orders rather than long-term purchase commitments. Our revenue from period to period can significantly fluctuate for a variety of reasons, including, without limitation, our supply chain as well as receipt of customer orders. Such fluctuations may have a material adverse impact on our results of our operations.

Risks Relating to our Common Stock and our Listed Warrants

The price of our common stock could be volatile and could decline at a time when you want to sell your holdings. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

●	quarterly variations in our results of operations or those of our competitors;

●	delays in end-user deployments of products;

●	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

●	intellectual property infringements;

●	our ability to develop and market new and enhanced products on a timely basis;

●	commencement of, or our involvement in, litigation;

●	major changes in our Board of Directors or management, including the departure of Mr. Maqbool;

●	changes in governmental regulations;

●	changes in earnings estimates or recommendations by securities analysts;

●	the impact of the political instability, changes in international trade relationships and conflicts, such as the conflict in the Middle East or the conflict between Russia and Ukraine;

●	our failure to generate material revenues;

●	our public disclosure of the terms of any financing which we may consummate in the future;

●	any acquisitions we may consummate;

●	announcements by us or our competitors of significant contracts, new services, acquisitions, commercial relationships, joint ventures or capital commitments;

●	cancellation of key contracts;

●	short selling activities;

●	changes in market valuations of similar companies; and

●	general economic conditions and slow or negative growth of end markets.

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

Future sales or perceived sales of our common stock could depress our stock price. If the holders of our currently outstanding shares of common stock were to attempt to sell a substantial amount of their holdings at once, the market price of our common stock could decline. Moreover, the perceived risk of this potential dilution could cause shareholders to attempt to sell their shares and investors to short the common stock, a practice in which an investor sells shares that he or she does not own at prevailing market prices, hoping to purchase shares later at a lower price to cover the sale. As each of these events would cause the number of shares of our common stock being offered for sale to increase, our common stock market price would likely further decline. All of these events could combine to make it very difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

Provisions in our articles of incorporation and bylaws could discourage a change in control, or an acquisition of us by a third party, even if the acquisition would be favorable to you, thereby adversely affecting existing shareholders. Our articles of incorporation and bylaws contain provisions that may have the effect of making it more difficult or delaying attempts by others to obtain control of our Company, even when these attempts may be in the best interests of our shareholders. For example, our articles of incorporation authorize our Board of Directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices. These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

The ability of Fawad Maqbool, our Chairman, to sell his stake in us and speculation about any such sale may adversely affect the market price of our common stock. Mr. Maqbool owns a significant number of shares of our outstanding common stock, and he may sell any or all of his shares at any time without approval by other shareholders. Speculation by the press, stock analysts, our shareholders or others regarding the intention of Mr. Maqbool to dispose of his shares could adversely affect the market price of our common stock. Moreover, the market price of our common stock may be adversely impacted by the fact that the public float of our common stock is relatively small.

Because Fawad Maqbool, our Chairman controls a significant number of shares of our voting capital stock, he has the ability to influence actions requiring stockholder approval. As of the date of this report, Fawad Maqbool, our Chairman, President Chief Executive Officer, held 29.07% of our outstanding shares of common stock. As a result, Mr. Maqbool could significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, Mr. Maqbool could influence the management and affairs of our company. Accordingly, any investors who purchase shares will likely be minority shareholders and as such will have little to no say in the direction of us and the election of directors. Additionally, this concentration of ownership might harm the market price of our common stock by:

●	delaying, deferring or preventing a change in corporate control;

●	impeding a merger, consolidation, takeover or other business combination involving us; or

●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

There can be no assurance that we will be able to comply with the continued listing standards of the Nasdaq Capital Market, a failure which could result in the de-listing of our common stock. The Nasdaq Capital Market requires that the trading price of its listed stocks remain above one dollar for the stock to remain listed. If a listed stock trades below one dollar for more than 30 consecutive trading days, then it is subject to delisting from the Nasdaq Capital Market. In addition, to maintain a listing on the Nasdaq Capital Market, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity and certain corporate governance requirements. If we are unable to satisfy these requirements or standards, we could be subject to delisting, which would have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with the listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the minimum bid price requirement or prevent future non-compliance with the listing requirements.

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

Holders of the Listed Warrants will have no rights as common stockholders until they acquire our common stock. Until holders of the Listed Warrants acquire shares of our common stock upon exercise of the Listed Warrants, the holders will have no rights with respect to shares of our common stock issuable upon exercise of the Listed Warrants. Upon exercise of the Listed Warrants, the holder will be entitled to exercise the rights of a common stockholder as to the security exercised only as to matters for which the record date occurs after the exercise.

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

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

The Company depends on the proper functioning, availability and security of its information systems, including financial, data processing, communications and operating systems. Several information systems are software applications provided by third parties. Although risks from cybersecurity threats have to date not materially affected, and we do not believe they are reasonably likely to materially affect, us, our business strategy, results of operations or financial condition, like other companies in our industry, we could, from time to time, experience threats and security incidents related to our and our third-party vendors’ information systems, including attempts to gain unauthorized access to our confidential data, and other electronic security breaches. Such cybersecurity attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cybersecurity attack. A cybersecurity attack could compromise the confidential information of our employees, customers and vendors. A successful cybersecurity attack could disrupt and otherwise adversely affect our business operations.

Assessment, identification and management of cybersecurity related risks are integrated into our overall risk management process. Cybersecurity related risks are included in the risk universe we evaluate to assess top risks to the Company at least annually. To the extent our processes identify a heightened cybersecurity related risk, risk owners are assigned to develop risk mitigation plans, which are then tracked to completion.

Cybersecurity Governance

Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated oversight of cybersecurity risk strategy and governance and of other information technology risks to the Audit Committee of the Board of Directors (the “Audit Committee”). The Audit Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity. Senior management, including the Company’s Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, is responsible for assessing and managing cybersecurity risk, and provides briefings regarding the assessment and management of such risk to the Audit Committee, which then reports, as necessary, to the Board of Directors.

Although members of our senior management do not have direct cybersecurity expertise obtained through certifications, their experience managing the Company, which includes consulting and coordinating as necessary with in-house information-technology specialists, enables them to effectively assess and manage material risks from cybersecurity threats.

The Company relies on in-house information-technology specialists to assist in managing relevant risks. Any cybersecurity incident would be reported promptly to management and material and potentially material incidents would be assessed by management and the Audit Committee for remediation and future prevention and detection.

The Company, at least annually, updates its policies or procedures that could help mitigate cybersecurity risks. Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. The Company has incorporated cybersecurity coverage in its insurance policies; however, there is no assurance that the insurance the Company maintains will cover all cybersecurity breaches or that policy limits will be sufficient to cover all related losses.

ITEM 2. PROPERTIES

As of April 1, 2022, our principal executive office is located at 155 Plant Avenue, Hauppauge, NY. The property at this location is leased by the Company at a monthly rental expense of $28,854 for a term of seven years and two months. The yearly base rent of $346,248 shall increase at a rate of 2.75% per year to begin on the first anniversary of the lease commencement date and each year thereafter. In the event the landlord decides to sell the property, the Company shall have the right of first offer to purchase subject property. Our wholly owned subsidiary, AmpliTech, Inc., and the Company’s divisions, Specialty Microwave and AGTGSS, also operate out of our principal executive office. This property is used for administrative offices and for manufacturing.

On September 15, 2019, the Company entered a five- year lease on property located at 120 Raynor Avenue, Ronkonkoma, NY with an option to buy the property during the first two years of the lease for $1.2 mm and then at fair market value for the remainder of the lease term. The option to buy the property has expired and was not exercised. The lease commenced with a monthly rental expense of $7,500, with annual rent increases by 3% in each successive lease year beginning on January 1, 2021. This property was used by Specialty Microwave for manufacturing and engineering services. On April 13, 2023, this lease was terminated subject to the terms of a Surrender Agreement between the Company and landlord. As a result, a gain on termination of right-of-use operating lease was recognized of $8,461.

On December 15, 2021, the Company assumed the SSM lease agreement for office and warehouse space in San Jose, CA, with the same lease terms and conditions as previously stipulated in the lease agreement prior to the lease assumption. The lease term will expire on January 31, 2025, with a monthly base rent of $24,234 for the first 12 months and increase by approximately 3% every year.

As of December 31, 2023, all the facilities described above were in good operating condition, well maintained and in regular use. We believe that our existing facilities are sufficient to meet our operational needs for the foreseeable future.

On January 15, 2024, the Company entered a triple net lease agreement for a 1,900 square foot facility in Allen, Texas for a term of five years and one month. The yearly base rent of $53,675 shall increase at a rate of 2.5% per year to begin on the first anniversary lease commencement date and each year thereafter. The first month’s rent shall be abated following the commencement lease date. Upon lease execution, the Company paid two months of rent as a security deposit and one month’s rent totaling $17,999. The Company expects to be fully operational at the new MMIC division facility May 1, 2024.

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

Holders

As of March 27, 2024, there were 44 holders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

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

Non-GAAP Financial Measures

We believe that presenting non-GAAP financial measures provides management and investors with useful measures to evaluate the performance and trends of the total company and its businesses. This includes adjustments in recent periods to GAAP financial measures to increase period-to-period comparability following actions to strengthen our overall financial position and how we manage our business.

Business Overview

AmpliTech Group Inc. (“AMPG,” “AmpliTech” or the “Company”), incorporated in 2010 in the state of Nevada, is the parent company of AmpliTech, Inc., and the Company’s divisions Specialty Microwave, Spectrum Semiconductor Materials, AmpliTech Group MMIC Design Center (“AGMDC”) and AmpliTech Group True G Speed Services (“AGTGSS”).

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

In August 2022, the AGTGSS division was formed to enable “true G speeds” to the industry. AGTGSS’ main function will be to plan and configure 5G radio systems and make them O-RAN compliant. AGTGSS will implement AmpliTech’s low noise amplifier devices in these systems to promote greater coverage, longer range and faster speeds.

Results of Operations

As of December 31, 2023, the Company had a working capital of $15,649,254 and an accumulated deficit of $9,769,723. The Company recorded a net loss of $2,465,439 and $677,107 for the years ended December 31, 2023 and December 31, 2022, respectively.

For Years Ended December 31, 2023 and December 31, 2022

Revenues

Sales decreased from $19,394,492 for the year ended December 31, 2022 to $15,584,577 for the year ended December 31, 2023, a decrease of $3,809,915 or approximately 19.64%. Spectrum sales decreased by $4,328,316 or 32.0%, a decline attributable primarily due to a decrease in international sales. The effect COVID placed on the supply chain in 2021 and 2022 triggered higher demand for our integrated circuit, or IC, products. With COVID restrictions and worldwide supply chain concerns easing, the demand for IC packaging has decreased. Sales in the manufacturing and engineering divisions increased by $518,401 or 8.83%, primarily in the telecommunication applications.

Cost of Goods Sold and Gross Profit

Cost of goods sold decreased to $8,308,949 in 2023 from $10,469,628 in 2022, a decrease of $2,160,679 or approximately 20.64%. This decrease is directly related to the decline in sales. As a result, the gross profit was $7,275,628 for 2023 compared to $8,924,864 for 2022, a decrease of $1,649,236 or 18.48%. Gross profit as a percentage of sales increased to 46.69% from 46.02%. Spectrum reported a gross profit margin of 48.42% while AmpliTech’s gross profit margin was 44.19%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $7,511,319 in 2023 from $7,629,644 in 2022, a decrease of $118,325, or approximately 1.55%. The Company experienced a decrease in parent company expenses, such as accounting, legal and stock compensation. Other expenses such as sales commissions and relocation expenses have decreased as well.

Goodwill impairment

As of December 31, 2022, goodwill related to the acquisition of Specialty was deemed impaired in the amount of $120,136. There were no indicators of goodwill impairment for the year ended December 31, 2023.

Research and Development Expenses

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include employee salaries and benefits, consultants, outside service, and supplies.

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

Research and development costs for the years ended December 31, 2023 and 2022 were $2,341,845 and $1,024,127, respectively. Research and development expenses have increased by $1,317,718, or by 128.67%, a result of hiring additional personnel for the AGMDC division as it completes its MMIC design releases. The company’s research and development costs include the launch of over 75 new products, such as passive products and the new MMIC based LNA’s, Coaxial in line low noise amplifiers as well as Coaxial in line band pass filters. In addition, research and development costs were incurred for cryogenic amplifiers for quantum computing and 5G CAT B 64T64R ORAN Radios.

Income (Loss) From Operations

As a result of the above, the Company has a loss from operations of $2,577,536 and income from operations of $150,957 for the year ended December 31, 2023 and 2022, respectively.

Other Income (Expenses)

As part of the acquisition of Spectrum Microwave, the purchase agreement contained a revenue adjustment. The revenue adjustment was determined to be an amount equal to 25% of two years’ net revenues minus $20,000,000. The fair value of the revenue adjustment was determined to be $2,180,826 an increase of $815,788 as previously recorded in December 31, 2021. As such, a loss on contingent revenue earnout of $815,788 was recorded for the year ended December 31, 2022. On March 20, 2023, the revenue earnout of $2,180,826 was paid to the Seller.

Due to market fluctuations, the Company recorded an unrealized gain on investments of $1,697 and $2,343 for the years ended December 31, 2023 and 2022, respectively.

Interest income and interest expense, net for December 31, 2023 and 2022, were $19,281 and $13,013, respectively.

Realized gain on investments, resulting from the redemption of treasury bills, was $131,522 for the year ended December 31, 2023.

Loss on disposal of property and equipment was $16,403 and $1,606 for the years ended December 31, 2023 and 2022, respectively.

Net Loss

The Company reported a net loss of $2,465,439 and $677,107 in 2023 and 2022, respectively.

Liquidity and Capital Resources

Operating Activities

The net cash used in operating activities for the year ended December 31, 2023 was $3,470,890 resulting primarily from net loss and the operating changes in accounts receivable, inventories, prepaid expenses, accounts payable and accrued expenses as well as customer deposits and operating lease liability.

The net cash used in operating activities for the year ended December 31, 2022 was $3,425,246 resulting primarily from net loss and the operating changes in accounts receivable, inventories, prepaid expenses, accounts payable and accrued expenses as well as customer deposits and operating lease liability.

Investing Activities

The net cash used in investing activities for the year ended December 31, 2023 was $725,899 for the purchase of property and equipment offset with the net investments in marketable securities.

The net cash used in investing activities for the year ended December 31, 2022 was $1,079,183 for the purchase of property and equipment, net investment in marketable securities and SN2N.

Financing Activities

The net cash used in financing activities for the year ended December 31, 2023 was $2,367,420, for the repayment of financing lease liabilities, notes payable and the revenue earnout.

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

As of December 31, 2023, we had cash and cash equivalents of $6,726,013, working capital of $15,649,254 and an accumulated deficit of $9,769,723.

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

The discussion and analysis of our financial condition and results of operations is based upon our financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, the impairment analysis of intangible assets and goodwill, the valuation of stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We cannot predict what future laws and regulations might be passed that could have a material effect on the results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

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

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation. Certain expenses were reclassed from selling, general and administrative expenses to other income/ expenses. These reclassifications have no effect on previously reported results of operations.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments and marketable securities that have original maturities of less than three months, when purchased, to be cash equivalents. As of December 31, 2023, the Company’s cash and cash equivalents were deposited in five financial institutions.

The Company’s policy is to place its cash and cash equivalents with high-quality, major financial and investment institutions in order to limit the amount of credit exposure. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Additionally, cash and cash equivalents maintained with investment institutions are insured by the Securities Investor Protection Corporation (“SIPC”) up to $500,000, which includes a $250,000 limit for cash. In addition, the investment institution provides additional “excess of SIPC” coverage, which insures up to $600 million. The Company has not experienced any losses to date resulting from this policy. At December 31, 2023 and 2022, the Company had $3,170,500 and $12,040,022 in excess of FDIC, SIPC, and excess SIPC insured limits, respectively. The Company has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable consist of trade receivables arising from credit sales to customers in the normal course of business. These receivables are recorded at the time of sale, net of an allowance for current expected credit losses. In accordance with ASC Topic 326, “Financial Instruments – Credit Losses,” the Company estimates expected credit losses based on historical bad debt experience, the aging of accounts receivable, the current creditworthiness of our customers, prevailing economic conditions, and reasonable and supportable forward-looking information.

An allowance of $ 0 has been recorded at December 31, 2023 and 2022, respectively.

Marketable Securities

The Company’s investments in marketable securities are classified based on the nature of the securities and their availability for use in current operations. The Company’s marketable securities are stated at fair value with all realized and unrealized gains and losses on investments in marketable equity securities recognized in other income, net. The realized and unrealized gains and losses on marketable securities are determined using specific identification methods.

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

As of December 31, 2023 and 2022, the reserve for inventory obsolescence was $1,146,000 and $1,128,000, respectively.

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

Intangible Assets

Definite-lived intangible assets including customer relationships and intellectual property are subject to amortization. Intangible assets are amortized over their estimated useful life on a straight-line basis. Estimated useful lives are determined considering the period the assets are expected to contribute to future cash flows. Indefinite-lived intangible assets are not subject to amortization.

Intangible assets are amortized as follows:

Description	Useful Life	Method
Trade names	Indefinite	N/A
Customer relationships	15 to 20 years	Straight-line
Intellectual property	15 years	Straight-line

Long-Lived Assets

The Company reviews the carrying value of long-lived assets such property and equipment, right-of-use (“ROU”) assets, and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Circumstances which could trigger a review include, but are not limited to; significant decrease in the market price of the asset; significant adverse changes in the business climate or legal factors; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount of fair value less costs to sell and would no longer be depreciated. The depreciable basis of assets that are impaired and continue in use is their respective fair values. During the years ended December 31, 2023 and 2022, there were no impairments of long-lived assets.

Goodwill and Indefinite-Lived Intangible Assets

We follow the acquisition method of accounting to record the assets and liabilities of acquired businesses at their estimated fair value at the date of acquisition. We initially record goodwill for the amount the consideration transferred exceeds the acquisition-date fair value of net tangible and identifiable intangible assets acquired.

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are tested for impairment annually on December 31, or more frequently when events or circumstances indicate an impairment may have occurred. When assessing the recoverability of goodwill and indefinite-lived intangible assets, the Company may first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit, including goodwill, or an indefinite-lived intangible asset is less than its carrying amount. The qualitative assessment is based on several factors, including the current operating environment, industry and market conditions, and overall financial performance. The Company may elect to bypass this qualitative assessment for some or all of its reporting units or other indefinite-lived intangible assets and perform a quantitative assessment, based on management's judgment.

If we quantitatively test goodwill and indefinite-lived intangible assets for possible impairment, we calculate the fair value for the reporting unit and indefinite-lived assets and compare the amount to their carrying amount. If the fair value of a reporting unit and indefinite-lived asset exceeds their carrying amount, the reporting unit and indefinite-lived assets are not considered impaired. If the carrying amount of the reporting unit and indefinite-lived assets exceeds their fair value, the reporting unit and indefinite-lived assets are considered to be impaired, and an impairment charge is recognized for the difference.

We estimate the fair value of our reporting units and indefinite-lived intangible assets based on the present value of estimated future cash flows. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate the future cash flows used to measure fair value. Our estimates of future cash flows consider past performance, current and anticipated market conditions and internal projections and operating plans. Additional assumptions include forecasted growth rates, estimated discount rates, and estimated royalty rates for our indefinite-lived intangible assets.

During the years ended December 31, 2023 and 2022, we recorded goodwill impairments of $0 and $120,136, respectively. During the years ended December 31, 2023 and 2022, there were no impairments of indefinite-lived intangible assets.

Investment Policy-Cost Method

Investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not control or have the ability to exercise considerable influence over operating and financial policies.

These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, adjusted for observable price changes of similar investments of the same issuer. Fair value is not estimated for these investments if there are no identified events or changes in circumstances that may influence the fair value of the investment. Under this method, the Company’s share of the earnings or losses of such investee companies is not included in the consolidated balance sheet or consolidated statements of operations. The Company held $348,250 of investments without readily determinable fair values at December 31, 2023 (see Note 9). These investments are included in other assets on the consolidated balance sheets. There were no indicators of impairment during the year ended December 31, 2023.

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

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of December 31, 2023 contained a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, rebates, discounts, and other adjustments. The estimates of variable consideration are based on historical payment experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

Allocate the transaction price to performance obligations in the contract. We typically do not have multiple performance obligations in our contracts with customers. We recognize revenue upon transfer of the product to the customer’s control at contractually stated pricing.

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

Research and Development

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include payroll, consultants, outside service, and supplies.

Research and development costs for the years ended December 31, 2023 and 2022 were $2,341,845 and $1,024,127, respectively.

Income Taxes

The Company’s deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary, to reduce deferred tax assets to the amount expected to be realized. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2023 and 2022, the Company had no material unrecognized tax benefits.

Earnings Per Share

Basic earnings per share (“EPS”) are determined by dividing the net earnings by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. As of December 31, 2023 and 2022, there were 4,545,442 and 4,235,442, respectively, potentially dilutive shares that need to be considered as common share equivalents. As a result of the net loss, the potentially dilutive shares that need to be considered as common share equivalents, for the years ended December 31, 2023 and 2022, are anti-dilutive.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable.

The Company places its cash and cash equivalents and marketable securities with high-quality, major financial and investment institutions in order to limit the amount of credit exposure. For accounts receivable, the Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.

Sales to the Company’s largest customer represented approximately 8.45% of total sales for the year ended December 31, 2023. As of December 31, 2022, there were two customers that each accounted for 25.98% and 10.60% of total revenue.

As of December 31, 2023 and 2022, there were two vendors that accounted for 33.14% and 17.18% and 44.15% and 29.29%, respectively, of total component parts purchased.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. As a smaller reporting company, the guidance was effective for our fiscal years beginning after December 15, 2022. The adoption of this guidance did not have an impact on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures by requiring; (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted. We are currently evaluating the impact this standard will have on our consolidated financial statement disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. These amendments are to be applied retrospectively. We are currently evaluating the impact this standard will have on our consolidated financial statement disclosures.

In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which requires a newly-formed joint venture to apply a new basis of accounting to its contributed net assets, resulting in the joint venture initially measuring its contributed net assets at fair value on the formation date. ASU 2023-05 is effective for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted for joint ventures formed before the effective date. We are currently evaluating the impact this standard will have on our consolidated financial statement disclosures.

Off Balance Sheet Transactions

As of December 31, 2023, we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AmpliTech Group, Inc.

Index to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of AmpliTech Group, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AmpliTech Group, Inc. (“the Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Long-Lived Asset Impairment Assessment

Critical Audit Matter Description

As described in note 2 to the consolidated financial statements, the Company performs impairment testing for its long-lived assets when events or changes in circumstances indicate that its carrying amount may not be recoverable and exceeds its fair value. Due to challenging industry and economic conditions, the Company tested the recoverability of its long-lived asset group that comprises the AmpliTech Inc. division during the year as of December 31, 2023. The Company’s evaluation of the recoverability of this long-lived asset group involved comparing the undiscounted future cash flows expected to be generated by this long-lived asset groups to its respective carrying amount. The Company’s recoverability analysis requires management to make significant estimates and assumptions related to forecasted sales growth rates and cash flows over the remaining useful life of this long-lived asset group.

We identified the evaluation of the recoverability analysis for this long-lived asset group as a critical audit matter because of the significant estimates and assumptions management used in the related cash flow analysis. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

●	Testing management’s process for developing the test for recoverability.
●	Evaluating the appropriateness of the cash flow model used by management.
●	Testing the completeness and accuracy of underlying data used in the cash flow model.
●	Evaluating the significant assumptions used by management related to revenues, EBITDA, and future capital asset and working capital needs to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.
●	Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the discounted cash flow model and discount rate assumptions.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2013.

Draper, UT

April 1, 2024

AmpliTech Group, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022

Assets
Current Assets
Cash and cash equivalents	$6,726,013	$13,290,222
Accounts receivable	2,542,710	1,801,769
Inventories, net	6,537,578	6,632,121
Marketable securities	-	247,450
Prepaid expenses	1,342,335	194,635
Total Current Assets	17,148,636	22,166,197

Property and equipment, net	2,599,448	2,023,687
Operating lease right of use assets	3,538,798	4,197,324
Intangible assets, net	2,984,133	3,134,108
Goodwill	4,696,883	4,696,883
Cost method investment	348,250	348,250
Security deposits	91,481	113,185

Total Assets	$31,407,629	$36,679,634

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	846,179	$860,366
Customer deposits	14,239	210,848
Current portion of financing lease obligations	16,799	33,480
Current portion of operating lease obligations	541,324	586,379
Current portion of notes payable	80,841	144,358
Revenue earnout	-	2,180,826
Total Current Liabilities	1,499,382	4,016,257

Long-term Liabilities
Financing lease obligations, net of current portion	32,537	49,336
Operating lease obligations, net of current portion	3,171,979	3,768,932
Deferred tax liability	24,000	-
Notes payable, net of current portion	-	89,597
Total Liabilities	4,727,898	7,924,122

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.001, 500,000,000 shares authorized, 9,714,613 and 9,634,613 shares issued and outstanding, respectively	9,715	9,635
Additional paid-in capital	36,439,739	36,050,161
Accumulated deficit	(9,769,723)	(7,304,284)

Total Stockholders’ Equity	26,679,731	28,755,512

Total Liabilities and Stockholders’ Equity	$31,407,629	$36,679,634

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2023 and 2022

	2023	2022

Revenues	$15,584,577	$19,394,492

Cost of Goods Sold	8,308,949	10,469,628

Gross Profit	7,275,628	8,924,864

Operating Expenses
Selling, general and administrative	7,511,319	7,629,644
Goodwill impairment	-	120,136
Research and development	2,341,845	1,024,127
Total Operating Expenses	9,853,164	8,773,907

Income (Loss) From Operations	(2,577,536)	150,957

Other Income (Expenses)
Loss on contingent revenue earnout	-	(815,788)
Loss on disposal of property and equipment	(16,403)	(1,606)
Unrealized gain on investments	1,697	2,343
Realized gain on investments	131,522	-
Interest Income (expense), net	19,281	(13,013)
Total Other Income (Expenses)	136,097	(828,064)

Net Loss Before Income Taxes	(2,441,439)	(677,107)

Provision For Income Taxes	24,000	-

Net Loss	$(2,465,439)	$(677,107)

Net Loss Per Share;
Basic and diluted	$(0.26)	$(0.07)

Weighted Average Common Shares Outstanding;
Basic and diluted	9,659,421	9,609,208

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.

Consolidated Statements of Stockholders’ Equity

For The Years Ended December 31, 2023 and 2022

	Common Stock		Additional		Total
	Number of	Par	Paid-In	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2021	9,582,113	$9,582	$35,651,088	$(6,627,177)	$29,033,493

Stock based compensation	-	-	399,126	-	399,126

Common stock issued for vesting of RSU’s	52,500	53	(53)	-	-

Net loss for the year ended December 31, 2022	-	-	-	(677,107)	(677,107)

Balance, December 31, 2022	9,634,613	$9,635	$36,050,161	$(7,304,284)	$28,755,512

Stock based compensation	-	-	389,658		389,658

Common stock issued for vesting of RSU’s	80,000	80	(80)	-	-

Net loss for the year ended December 31, 2023	-	-	-	(2,465,439)	(2,465,439)

Balance, December 31, 2023	9,714,613	$9,715	$36,439,739	$(9,769,723)	$26,679,731

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2023 and 2022

	December 31,	December 31,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(2,465,439)	$(677,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	531,160	412,006
Amortization of prepaid consulting	-	42,756
Operating lease costs	545,065	545,249
Stock based compensation	389,658	399,126
Loss on disposal of property and equipment	16,403	1,606
Inventory reserve	18,000	-
Change in fair value of marketable securities	-	(2,278)
Gain on termination of right-of-use operating lease	(8,461)	-
Loss on contingent revenue earnout adjustment	-	815,788
Deferred tax liability	24,000	-
Impairment of goodwill	-	120,136
Changes in Operating Assets and Liabilities:
Accounts receivable	(740,941)	(141,891)
Other receivable	-	201,215
Inventories	76,543	(2,439,310)
Prepaid expenses	(1,147,700)	(78,007)
Security deposits	21,704	9,219
Accounts payable and accrued expenses	(14,187)	(2,145,968)
Operating lease obligations	(196,609)	(444,725)
Customer deposits	(520,086)	(43,061)
Net cash used in operating activities	(3,470,890)	(3,425,246)

Cash Flows from Investing Activities:
Purchase of property and equipment	(973,349)	(735,761)
Net investment in marketable securities	247,450	(245,172)
Purchase of cost method investment	-	(98,250)
Net cash used in investing activities	(725,899)	(1,079,183)

Cash Flows from Financing Activities:
Repayment on financing lease liabilities	(153,114)	(45,195)
Proceeds from notes payable	-	441,139
Repayment of notes payable	(33,480)	(620,167)
Payment of revenue earnout	(2,180,826)	-
Net cash used in financing activities	(2,367,420)	(224,223)

Net change in cash and cash equivalents	(6,564,209)	(4,728,652)

Cash and Cash Equivalents, Beginning of the Period	13,290,222	18,018,874

Cash and Cash Equivalents, End of the Period	$6,726,013	$13,290,222

Supplemental disclosures:
Cash paid for interest expense	$27,259	$42,450
Cash paid for income taxes	$10,200	$4,293

Non-Cash Investing and Financing Activities:
Common Stock issued on vesting of RSUs	$80	$53
Gain on termination of right-of-use operating lease	$8,461	$-
Loss on disposal of fixed assets	$16,403	$1,606
Equipment received for prepaid assets	$-	$50,644
Financed purchases of property and equipment	$-	$145,630
Operating lease right of use asset and liability initial investment	$20,880	$3,626,985

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

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

In 2021, the Company opened AGMDC, a monolithic microwave integrated circuits (“MMIC”) chip design center in Texas and has started to implement several of its proprietary amplifier designs into MMIC components. MMICs are semiconductor chips used in high-frequency communications applications. MMICs are widely desired for power amplification solutions to service emerging technologies, such as phased array antennas and quantum computing. MMICs carry a smaller footprint enabling them to be incorporated into a broader array of systems while reducing costs. AGMDC designs, develops and manufactures state-of-the-art signal processing components for satellite and 5G communications networks, defense, space and other commercial

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

applications, allowing the Company to market its products to a wider base of customers requiring high technology in smaller packages.

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

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation. These reclassifications have no effect on previously reported results of operations.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments and marketable securities that have original maturities of less than three months, when purchased, to be cash equivalents. As of December 31, 2023, the Company’s cash and cash equivalents were deposited in five financial institutions.

The Company’s policy is to place its cash and cash equivalents with high-quality, major financial and investment institutions in order to limit the amount of credit exposure. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Additionally, cash and cash equivalents maintained with investment institutions are insured by the Securities Investor Protection Corporation (“SIPC”) up to $500,000, which includes a $250,000 limit for cash. In addition, the investment institution provides additional “excess of SIPC” coverage, which insures up to $600 million. The Company has not experienced any losses to date resulting from this policy. At December 31, 2023 and 2022, the Company had $3,170,500 and $12,040,022 in excess of FDIC, SIPC, and excess SIPC insured limits, respectively. The Company has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable consist of trade receivables arising from credit sales to customers in the normal course of business. These receivables are recorded at the time of sale, net of an allowance for current expected credit losses. In accordance with ASC Topic 326, “Financial Instruments – Credit Losses,” the Company estimates expected credit losses based on historical bad debt experience, the aging of accounts receivable, the current creditworthiness of our customers, prevailing economic conditions, and reasonable and supportable forward-looking information.

An allowance of $ 0 has been recorded at December 31, 2023 and 2022, respectively.

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

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

As of December 31, 2023 and 2022, the reserve for inventory obsolescence was $1,146,000 and $1,128,000, respectively.

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

Intangible Assets

Definite-lived intangible assets including customer relationships and intellectual property are subject to amortization. Intangible assets are amortized over their estimated useful life on a straight-line basis. Estimated useful lives are determined considering the period the assets are expected to contribute to future cash flows. Indefinite-lived intangible assets are not subject to amortization.

Intangible assets are amortized as follows:

Description	Useful Life	Method
Trade names	Indefinite	N/A
Customer relationships	15 to 20 years	Straight-line
Intellectual property	15 years	Straight-line

Long-Lived Assets

The Company reviews the carrying value of long-lived assets such property and equipment, right-of-use (“ROU”) assets, and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Circumstances which could trigger a review include, but are not limited to; significant decrease in the market price of the asset; significant adverse changes in the business climate or legal factors; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount of fair value less costs to sell and would no longer be depreciated. The depreciable basis of assets that are impaired and continue in use is their respective fair values. During the years ended December 31, 2023 and 2022, there were no impairments of long-lived assets.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

Goodwill and Indefinite-Lived Intangible Assets

We follow the acquisition method of accounting to record the assets and liabilities of acquired businesses at their estimated fair value at the date of acquisition. We initially record goodwill for the amount the consideration transferred exceeds the acquisition-date fair value of net tangible and identifiable intangible assets acquired.

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are tested for impairment annually on December 31, or more frequently when events or circumstances indicate an impairment may have occurred. When assessing the recoverability of goodwill and indefinite-lived intangible assets, the Company may first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit, including goodwill, or an indefinite-lived intangible asset is less than its carrying amount. The qualitative assessment is based on several factors, including the current operating environment, industry and market conditions, and overall financial performance. The Company may elect to bypass this qualitative assessment for some or all of its reporting units or other indefinite-lived intangible assets and perform a quantitative assessment, based on management's judgment.

If we quantitatively test goodwill and indefinite-lived intangible assets for possible impairment, we calculate the fair value for the reporting unit and indefinite-lived assets and compare the amount to their carrying amount. If the fair value of a reporting unit and indefinite-lived asset exceeds their carrying amount, the reporting unit and indefinite-lived assets are not considered impaired. If the carrying amount of the reporting unit and indefinite-lived assets exceeds their fair value, the reporting unit and indefinite-lived assets are considered to be impaired, and an impairment charge is recognized for the difference.

We estimate the fair value of our reporting units and indefinite-lived intangible assets based on the present value of estimated future cash flows. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate the future cash flows used to measure fair value. Our estimates of future cash flows consider past performance, current and anticipated market conditions and internal projections and operating plans. Additional assumptions include forecasted growth rates, estimated discount rates, and estimated royalty rates for our indefinite-lived intangible assets.

During the years ended December 31, 2023 and 2022, we recorded goodwill impairments of $0 and $120,136, respectively. During the years ended December 31, 2023 and 2022, there were no impairments of indefinite-lived intangible assets.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

Investment Policy-Cost Method

Investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not control or have the ability to exercise considerable influence over operating and financial policies.

These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, adjusted for observable price changes of similar investments of the same issuer. Fair value is not estimated for these investments if there are no identified events or changes in circumstances that may influence the fair value of the investment. Under this method, the Company’s share of the earnings or losses of such investee companies is not included in the consolidated balance sheet or consolidated statements of operations. The Company held $348,250 of investments without readily determinable fair values at December 31, 2023 and 2022, respectively. (see Note 9). These investments are included in other assets on the consolidated balance sheets. There were no indicators of impairment during the years ended December 31, 2023 and 2022.

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

For the Years Ended December 31, 2023 and 2022

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

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of December 31, 2023 contained a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, rebates, discounts, and other adjustments. The estimates of variable consideration are based on historical payment experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

Allocate the transaction price to performance obligations in the contract. We typically do not have multiple performance obligations in our contracts with customers. We recognize revenue upon transfer of the product to the customer’s control at contractually stated pricing.

Recognize revenue when or as we satisfy a performance obligation. We generally satisfy performance obligations at a point in time upon either shipment or delivery of goods, in accordance with the terms of each contract with the customer. We do not have significant service revenue.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

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

Research and Development

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include payroll, consultants, outside service, and supplies.

Research and development costs for the years ended December 31, 2023 and 2022 were $2,341,845 and $1,024,127, respectively.

Income Taxes

The Company’s deferred tax assets and liabilities for the expected future tax consequences of events have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2023 and 2022, the Company had no material unrecognized tax benefits.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

Earnings Per Share

Basic earnings per share (“EPS”) are determined by dividing the net earnings by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. As of December 31, 2023 and 2022, there were 4,545,442 and 4,235,442, respectively, potentially dilutive shares that need to be considered as common share equivalents. As a result of the net loss, the potentially dilutive shares that need to be considered as common share equivalents, for the years ended December 31, 2023 and 2022, are anti-dilutive.

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

For the Years Ended December 31, 2023 and 2022

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable.

The Company places its cash and cash equivalents and marketable securities with high-quality, major financial and investment institutions in order to limit the amount of credit exposure. For accounts receivable, the Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.

Sales to the Company’s largest customer represented approximately 8.45% of total sales for the year ended December 31, 2023. As of December 31, 2022, there were two customers that each accounted for 25.98% and 10.60% of total revenue.

As of December 31, 2023 and 2022, there were two vendors that accounted for 33.14% and 17.18% and 44.15% and 29.29%, respectively, of total component parts purchased.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. As a smaller reporting company, the guidance was effective for our fiscal years beginning after December 15, 2022. The adoption of this guidance did not have an impact on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures by requiring; (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted. We are currently evaluating the impact this standard will have on our consolidated financial statement disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. These amendments are to be applied retrospectively. We are currently evaluating the impact this standard will have on our consolidated financial statement disclosures.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which requires a newly-formed joint venture to apply a new basis of accounting to its contributed net assets, resulting in the joint venture initially measuring its contributed net assets at fair value on the formation date. ASU 2023-05 is effective for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted for joint ventures formed before the effective date. We are currently evaluating the impact this standard will have on our consolidated financial statement disclosures.

(3) Revenues

The following table presents sales disaggregated based on geographic regions and for the years ended:

	December 31, 2023	December 31, 2022
AmpliTech Inc. and Specialty Microwave
Domestic sales	$5,120,694	$4,922,237
International sales	1,267,459	947,515
Total sales	$6,388,153	$5,869,752

Spectrum
Domestic sales	$6,234,934	$6,798,713
International sales	2,961,490	6,726,027
Total sales	$9,196,424	$13,524,740

Total sales for the year ended December 31, 2023 and 2022, were $15,584,577 and $19,394,492, respectively.

(4) Segment Reporting

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. The Company has two reportable segments, the manufacturing and engineering segment, which is operated by AmpliTech Inc. and Specialty Microwave: and the distribution segment, which is operated by Spectrum. The manufacturing and engineering segment assembles microwave components, and the distribution segment is a global distributor of integrated circuits packages and lids. The Company provides general corporate services to its segments; however, these services are not considered when making operating decisions and assessing segment performance. These services are reported under “Corporate” below and include costs associated with executive management, financing activities and public company compliance.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

The following table presents summary information by segment for the year ended December 31, 2023:

	AmpliTech Inc. and Specialty	Spectrum	Corporate	Total
Revenue	$6,388,153	$9,196,424	-	$15,584,577
Cost of Goods Sold	3,565,467	4,743,482	-	8,308,949
Net Income (Loss)	(3,619,842)	2,060,234	(905,831)	(2,465,439)
Total Assets	11,461,268	16,540,789	3,405,572	31,407,629
Depreciation and Amortization	362,663	168,497	-	531,160
Interest Income, net	26,901	-	(7,620)	19,281

The following table presents summary information by segment for the year December 31, 2022:

	AmpliTech Inc. and Specialty	Spectrum	Corporate	Total
Revenue	$5,869,752	$13,524,740	-	$19,394,492
Cost of Goods Sold	3,257,367	7,212,261	-	10,469,628
Net Income (Loss)	(2,478,429)	2,878,476	(1,077,154)	(677,107)
Total Assets	17,682,013	16,979,383	2,018,238	36,679,634
Depreciation and Amortization	279,470	132,536	-	412,006
Interest Expense, net	(159)	1,289	11,883	13,013

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

(5) Marketable Securities

The following table is a summary of marketable securities at December 31, 2023:

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 1 (1)
Money Market Fund	$12,079	-	-	$12,079
US Treasury Bills	2,625,260	1,697	-	2,626,957

Total	$2,637,339	1,697	-	$2,639,036

The following table is a summary of marketable securities at December 31, 2022:

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 1 (1)
Money Market Fund	$1,759,299	-	-	$1,759,299
US Treasury Bills	245,172	2,278	-	247,450

Total	$2,004,471	2,278	-	$2,006,749

Cash and cash equivalents at December 31, 2023 and 2022 was $2,639,036 and $1,759,299, respectively.

(1)	Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

When evaluating an investment for impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of December 31, 2023 and 2022, the Company does not consider any of its investments to be impaired.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

(6) Inventories

The inventory consists of the following at December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022

Raw Materials	$959,645	$872,184
Work-in Progress	51,140	229,771
Finished Goods	6,672,793	6,658,166
Subtotal	$7,683,578	$7,760,121
Less: Reserve for
Obsolescence	(1,146,000)	(1,128,000)

Total	$6,537,578	$6,632,121

(7) Property and Equipment

Property and Equipment consisted of the following at December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022

Lab Equipment	$3,400,207	$2,455,045
Manufacturing Equipment	129,745	129,745
Automobiles	7,335	7,335
Computer Equipment and Software	194,238	210,240
Leasehold Improvements	84,172	78,042
Furniture and Fixtures	170,643	148,987

Subtotal	3,986,340	3,029,394
Less: Accumulated Depreciation	(1,386,892)	(1,005,707)

Total	$2,599,448	$2,023,687

Depreciation expense for the years ended December 31, 2023 and 2022 was $381,185 and $262,032 respectively, of which $256,248 and $194,456, respectively were included in cost of goods sold.

Property and equipment purchased in the amount of $234,036 under financing leases is included in the totals above. As of December 31, 2023 and 2022, the outstanding balance of the financing leases were $49,336 and $82,816, respectively.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

(8) Goodwill and Intangible Assets

Goodwill

Goodwill is related to the acquisition of Specialty Microwave Corporation on September 12, 2019 and the acquisition of Spectrum Semiconductor Materials Inc. on December 15, 2021. Goodwill is primarily related to expected improvements and technology performance and functionality, as well as sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. Goodwill is generally not amortizable for tax and financial statement purposes. As of December 31, 2022, goodwill related to the acquisition of Specialty was deemed impaired in the amount of $120,136. As of December 31, 2023 and 2022, goodwill was $4,696,883, respectively.

Other Intangible Assets

Intangible assets with an estimated useful life of fifteen and twenty years consisted of the following at December 31, 2023:

	Gross Carrying	Accumulated		Weighted
	Amount	Amortization	Net	Average Life
Trade name	$584,517	$-	$584,517	Indefinite
Customer relationships	2,591,491	336,330	2,255,161	16.81
Intellectual Property	202,771	58,316	144,455	10.71

Total	$3,378,779	$394,646	$2,984,133

Amortization expense for the years ended December 31, 2023 and 2022 was $149,975 and $149,974, respectively.

Annual amortization of intangible assets are as follows:

2023	149,976
2024	149,976
2025	149,976
2026	149,976
2027	149,976
Thereafter	1,649,736
$2,399,616

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

(9) Cost Method Investment

On June 10, 2021, the Company entered into a membership interest purchase agreement with SN2N, LLC for an aggregate purchase price of $350,000, to be paid in four tranches. Each tranche represents a 5% membership interest, and in aggregate a 20% membership interest. On June 15, 2022, an amendment to the membership interest purchase agreement was made to reflect a 19.9% membership interest. In light of this amendment, the Company overpaid $1,750 for the membership interest and was subsequently reimbursed. As of December 31, 2023 and 2022, the Company has made an investment of $348,250 for a 19.9% membership interest.

(10) Leases

The following was included in our balance sheet as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Operating leases
Assets
ROU operating lease assets	$3,538,798	$4,197,324

Liabilities
Current portion of operating lease	$541,324	$586,379
Operating lease, net of current portion	$3,171,979	$3,768,932
Total operating lease liabilities	$3,713,303	$4,355,311

Financing leases
Assets
Property and equipment, gross	$234,036	$234,036
Accumulated depreciation	(151,919)	(113,621)
Property and equipment, net	$82,117	$120,415

Liabilities
Current portion of financing lease	$16,799	$33,480
Financing lease, net of current portion	$32,537	$49,336
Total financing lease liabilities	$49,336	$82,816

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

The weighted average remaining lease term and weighted average discount rate at December 31, 2023 and 2022 were as follows:

Weighted average remaining lease term (years)	December 31, 2023	December 31, 2022
Operating leases	9.36	9.40
Financing leases	2.97	2.80
Weighted average discount rate
Operating leases	4.45%	4.49%
Financing leases	4.72%	4.70%

Financing Lease

The Company entered into several 60-month lease agreements to finance certain laboratory and office equipment. As such, the Company has accounted for these transactions as a financing lease.

The following table reconciles future minimum financing lease payments to the discounted lease liability as of December 31, 2023:

2024	18,751
2025	18,186
2026	11,976
2027	3,992
Total lease payments	52,905
Less imputed interest	(3,569)
Total lease obligations	49,336
Less current obligations	(16,799)
Long-term lease obligations	$32,537

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

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

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

The following table reconciles future minimum operating lease payments to the discounted lease liability as of December 31, 2023:

2024	696,362
2025	407,580
2026	389,397
2027	393,899
2028	404,721
Thereafter	2,313,460
Total lease payments	4,605,419
Less imputed interest	(892,116)
Total lease obligations	3,713,303
Less current obligations	(541,324)
Long-term lease obligations	$3,171,979

(11) Notes Payable

Promissory Note:

On September 12, 2019, AmpliTech Group, Inc. acquired Specialty, a privately held company based in Ronkonkoma, NY. The purchase included all inventory, orders, customers, property and equipment, and all intellectual property. The assets also included all eight team members of Specialty. The total consideration paid was $1,143,633, consisting of $668,633 in cash and a $475,000 promissory note with an interest rate of 6%. Beginning November 1, 2019, payment of principal and interest shall be due payable in fifty-nine (59) monthly payments of $9,213 with a final payment due October 1, 2024 of $9,203. As of December 31, 2023 and 2022, the balance of this promissory note was $80,841 and $183,014, respectively. Principal payments of $102,171 and $96,105 along with interest expense of $8,391 and $14,460 was paid during the years ended December 31, 2023 and 2022, respectively.

Loan Payable:

On September 12, 2019, the Company was approved for a $250,000 equipment leasing facility which was subsequently increased to $500,000. The Company has borrowed against the leasing facility as follows:

●	On December 20, 2019, the Company borrowed $58,192 to be paid over a three-year term with monthly payments of $1,736 at an interest rate of 5.26%. The balance as of December 31, 2023 and 2022 was $0, respectively. Principal payments of $0 and $18,630 were made for the years ended December 31, 2023 and 2022, respectively. Total interest expense paid for the years ended December 31, 2023 and 2022 was $0 and $466, respectively.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

●	On May 14, 2020, the Company borrowed $27,494 to be paid over a three-year term with monthly payments of $815 at an interest rate of 4.27%. The balance as of December 31, 2023 and 2022 was $0 and $3,230, respectively. Principal payments of $3,230 and $9,402, were made for the years ended December 31, 2023 and 2022, respectively. Total interest expense paid for the years ended December 31, 2023 and 2022 was $30 and $378, respectively. This loan was paid in full in April 2023.

●	On June 10, 2020, the Company borrowed $41,015 to be paid over a three-year term with monthly payments of $1,216 at an interest rate of 4.28%. The balance as of December 31, 2023 and 2022 was $0 and $6,012, respectively. Principal payments of $6,012 and $13,975 were made for the years ended December 31, 2023 and 2022, respectively. Total interest expense paid for the years ended December 31, 2023 and 2022 was $68 and $617, respectively. This loan was paid in full in May 2023.

●	On May 6, 2022, the Company borrowed $441,139 to be paid over a three-year term with monthly payments of $13,341 at an interest rate of 5.6%. On June 15, 2022, this equipment order was cancelled resulting in a full refund of $441,139 less interest paid of $6,317. The loan was repaid in August 2022.

As of March 14, 2023, the Company closed the equipment line of credit of $500,000, which had $0 balance. All UCC filings on the Company assets have been released as well as the President’s personal guarantee.

In January 2022, the Company purchased machinery for $91,795, applying a deposit of $9,180 and financing the balance of $82,616 over 24 payments at an interest rate of 1.90%. The balance as of December 31, 2023 and 2022 was $0 and $41,700, respectively. Principal payments of $41,700 and 40,916 and interest expense of $430 and $1,215 was paid for the years ended December 31, 2023 and 2022, respectively.

Future principal payments over the term of the loans as of December 31, 2023 are as follows:

Payments
2024	$80,841
Total remaining payments	$80,841

(12) Income Taxes

As of December 31, 2023 and 2022, the Company had net operating loss carry forwards of $7,010,000 and $6,700,000, respectively, that may be available to reduce future years’ taxable income indefinitely. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur. Accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. For the years ending December 31, 2023 and 2022, the Company reflects a deferred tax liability in the amount of $24,000 and $0, respectively, due to the future tax liability from an asset with an indefinite life known as a “naked credit.” The future tax liability from this indefinite lived asset can be offset by up to 80% of net operating loss carryforwards created after 2017. The remaining portion of the future tax liability from indefinite lived assets cannot be used to offset definite lived deferred tax assets.

The components for the provision of income taxes include the following:

	December 31, 2023	December 31, 2022
Current federal and state	$-	$-
Deferred federal and state	24,000	-
Total provision for income taxes	$24,000	$-

A reconciliation of the statutory US federal income tax rate to the Company’s effective income tax rate is as follows:

	December 31, 2023	December 31, 2022
Federal tax	21.0%	21.0%
State tax	0.8%	-%
Permanent items	(0.4)%	(1.2)%
Change in rate	2.5%	-%
Valuation Allowance	(24.9)%	(19.8)%
Effective income tax rate	(1.0)%	-%

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The Company has a net cumulative current deferred tax asset of $0 and a net cumulative long-term deferred tax liability of $24,000. The major components of deferred tax assets and liabilities are as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets
Inventory obsolescence	$250,000	$248,000
Allowance for bad debt	-	19,000
ROU Assets	31,000	-
Stock-based compensation	27,000	-
Research and development	426,000	-
Loss carryforward	1,723,000	1,198,000
Valuation Allowance	(2,150,000)	(1,323,000)
Total deferred tax assets	$307,000	$142,000

Deferred tax liabilities
Fixed assets	$(149,000)	$(123,000)
Cost method investment	(28,000)
Intangible assets	(154,000)	(19,000)
Total deferred tax liabilities	$(331,000)	$(142,000)

Total net deferred income tax liabilities	$(24,000)	$-

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

(13) Stockholders’ Equity

The total number of shares of stock this Corporation is authorized to issue shall be five hundred one million (501,000,000) shares, par value $0.001 per share. Our authorized capital stock consists of 500,000,000 shares of common stock and 1,000,000 shares of blank check preferred stock.

Preferred Stock

On July 10, 2013, the Board of Directors of the Company approved a certificate of amendment to the articles of incorporation and changed the authorized capital stock of the Company to include and authorize 500,000 shares of Preferred Stock, par value $0.001 per share. On October 7, 2020, the Board of Directors of the Company approved a certificate of amendment to the articles of incorporation and changed the total number of authorized shares of Preferred Stock to 1,000,000 shares, $0.001 per share.

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

For the Years Ended December 31, 2023 and 2022

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

On December 20, 2023, the Company granted 25,000 restricted stock units at an exercise price of $1.73 under the Company’s 2020 Plan to a consultant. This restricted stock award vested immediately and the stock compensation was recorded under research and development.

On May 20, 2022, 30,000 restricted stock units at an exercise price of $1.96 were issued to a board advisor. Vesting will occur in equal quarterly installments of 2,500 shares beginning on May 20, 2022. As of December 30, 2023 and 2022, 10,000 and 7,500 shares of common stock were issued, respectively.

On June 17, 2022, the Company granted restricted stock awards under the Company’s 2020 Plan to directors of the Company for an aggregate of 45,000 shares of common stock (15,000 each) valued at $88,650. These restricted stock awards vested immediately.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

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

In 2023, the Board and the shareholders adopted the Company’s Amended and Restated 2020 Equity Incentive Plan (the “Amended and Restated Plan”), effective as of December 11, 2023. The Amended and Restated Plan is substantially similar to the 2020 Plan except that it increases the shares of our common stock available for issuance thereunder to 2,250,000 shares of common stock.

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

For the Years Ended December 31, 2023 and 2022

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

On September 25, 2023, the Company granted one employee ten-year stock options to purchase 3,000 shares of common stock according to the Company’s 2020 Plan. The stock options vest in equal quarterly installments over five years commencing on December 25, 2023, with an exercise price of $1.85 per share. The Company has calculated these options estimated fair market value at $5,100 using the Black-Scholes model, with the following assumptions: expected term of 7.51 years, stock price of $1.85, exercise price of $1.85, volatility of 122.5%, risk-free rate of 4.61%, and no forfeiture rate.

On October 2, 2023, the Company granted one employee ten-year stock options to purchase 5,000 shares of common stock according to the Company’s 2020 Plan. The stock options vest in equal quarterly installments over five years commencing on January 2, 2024, with an exercise price of $2.01 per share. The Company has calculated these options estimated fair market value at $9,300 using the Black-Scholes model, with the following assumptions: expected term of 7.51 years, stock price of $1.85, exercise price of $2.01, volatility of 122.4%, risk-free rate of 4.73%, and no forfeiture rate.

On December 20, 2023, the Company granted Mr. Maqbool ten-year stock options to purchase 100,000 shares of common stock according to the Company’s 2020 Plan. In addition, Ms. Sanfratello and Mr. Flores were each granted stock options to purchase 50,000 shares of common stock. The stock options vest in quarterly installments over a 5-year period with an exercise price of $1.73 per share. The Company has calculated these options estimated fair market value at $315,593 using the Black-Scholes model, with the following assumptions: expected term of 7.36 years, stock price of $1.73, exercise price of $1.73, volatility of 120.7%, risk-free rate of 3.88%, and no forfeiture rate.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

On December 20, 2023, the Company granted two employees and one consultant ten-year stock options to purchase 95,000 shares of common stock according to the Company’s 2020 Plan. The stock options vest in quarterly installments over a 5-year period with an exercise price of $1.73 per share. The Company has calculated these options estimated fair market value at $149,907 using the Black-Scholes model, with the following assumptions: expected term of 7.36 years, stock price of $1.73, exercise price of $1.73, volatility of 120.7%, risk-free rate of 3.88%, and no forfeiture rate.

On May 20, 2022, the Company granted four employees five-year stock options to purchase shares of common stock (totaling 45,000) according to the Company’s 2020 Plan. The stock options vest in equal quarterly installments over five years commencing on the grant date, with an exercise price of $1.96 per share. The Company also granted two employees five-year stock options to purchase shares of common stock (totaling 2,000) according to the Company’s 2020 Plan. The stock options vest one year from date of grant at an exercise price of $1.96. In addition, the Company granted two advisors to the Board, ten-year stock options to purchase shares of common stock (totaling 35,000) according to the Company’s 2020 Plan. Twenty-five thousand (25,000) stock options vest immediately on date of grant at an exercise price of $1.96, and the balance of ten thousand (10,000) stock options vest in equal quarterly installments over one year commencing on the grant date. The Company has calculated these options estimated fair market value at $129,325 using the Black-Scholes model, with the following assumptions: expected term ranging from 2.5 to 4.9 years, stock price $1.96, exercise price $1.96, volatility ranging from 136.2% to 141.3%, risk-free rate ranging from 2.67% to 2.80%, and no forfeiture rate.

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

On December 19, 2022, the Company granted one employee ten-year stock options to purchase 3,000 shares of common stock according to the Company’s 2020 Plan. The stock options vest in equal quarterly installments over three years commencing on March 31, 2023 with an exercise price of $1.97 per share. The Company has calculated these options estimated fair market value at $5,275 using the Black-Scholes model, with the following assumptions: expected term of 5.5 years, stock price of $1.97, exercise price of $1.97, volatility of 132.2%, risk-free rate of 3.99%, and no forfeiture rate.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

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

On December 20, 2022, the Company granted Matthew Kappers, Andrew Lee and Daniel Mazziota ten-year stock options to purchase 5,000, 5,000 and 7,500 shares of common stock respectively according to the Company’s 2020 Plan. The stock options vest in quarterly installments over a 5-year period with an exercise price of $1.92 per share. The Company has calculated these options estimated fair market value at $31,275 using the Black-Scholes model, with the following assumptions: expected term of 7.5 years, stock price of $1.92, exercise price of $1.92, volatility of 127.5%, risk-free rate of 3.79%, and no forfeiture rate.

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

Below is a table summarizing the changes in stock options outstanding for the year ended December 31, 2023:

	Number of	Weighted Average
	Options	Exercise Price ($)
Outstanding at December 31, 2022	916,000	$2.49
Granted	320,000	$1.78
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2023	1,236,000	$2.30
Exercisable at December 31, 2023	483,344	$2.95

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

As of December 31, 2023, all outstanding stock options were issued according to the Company’s 2020 Plan, and there remains 869,000 shares of common stock available for future issuance under the 2020 Plan.

Stock-based compensation expense related to stock options of $248,996 and $244,631 was recorded for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the remaining unrecognized compensation cost related to non-vested stock options is $1,255,294 and is expected to be recognized over 4.76 years. The outstanding stock options have a weighted average remaining contractual life of 5.26 years and a total intrinsic value of $76,540.

Warrants:

Effective February 19, 2021, AmpliTech Group Inc., common stock and warrants under the symbols “AMPG” and “AMPGW,” respectively, commenced trading on NASDAQ. In connection with the public offering, 1,371,428 units sold at an offering price of $7.00 per unit. Each unit issued in the offering consisted of one share of common stock and one warrant. Maxim Group LLC acted as sole book-running manager for the offering. The warrants expire ten years from the date of issuance.

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

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

Below is a table summarizing the changes in warrants outstanding for the year ended December 31, 2023:

	Number of	Weighted Average
	Warrants	Exercise Price ($)
Outstanding at December 31, 2022	3,296,942	$7.83
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2023	3,296,942	$7.83
Exercisable at December 31, 2023	3,296,942	$7.83

Stock-based compensation expense related to warrants of $0 and $48,902 was recorded for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the remaining unrecognized compensation cost related to non-vested warrants is $0. The outstanding warrants have a weighted average remaining contractual life of 2.23 years and a total intrinsic value of $0.

Restricted Stock Units:

On August 18, 2023, the Company granted restricted stock awards under the Company’s 2020 Plan to directors of the Company for an aggregate of 45,000 shares of common stock (15,000 each) valued at $82,800. These restricted stock awards vested immediately.

On December 20, 2023, 25,000 restricted stock units at an exercise price of $1.73 were issued to a consultant. This restricted stock award vested immediately.

On May 20, 2022, 30,000 restricted stock units at an exercise price of $1.96 were issued to a board advisor. Vesting will occur in equal quarterly installments of 2,500 shares beginning on May 20, 2022. As of December 31, 2023 and 2022, 10,000 and 7,500 shares of common stock were issued, respectively.

On June 17, 2022, the Company granted restricted stock awards under the Company’s 2020 Plan to directors of the Company for an aggregate of 45,000 shares of common stock (15,000 each) valued at $88,650. These restricted stock awards vested immediately.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

Below is a table summarizing the changes in restricted stock units outstanding for the year ended December 31, 2023:

	Number of	Weighted Average
	RSU’s	Exercise Price ($)
Outstanding at December 31, 2022	22,500	1.96
Granted	70,000	$1.80
Exercised	(80,000)	$1.82
Expired	-	-
Outstanding at December 31, 2023	12,500	$1.96
Exercisable at December 31, 2023	-	-

Stock-based compensation expense related to restricted stock units of $140,662 and $105,593 was recorded for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the remaining unrecognized compensation cost related to non-vested restricted stock units is $27,245. The outstanding restricted stock units have a weighted average remaining contractual life of 1.14 years and a total intrinsic value of $0.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

(14) Commitments and Contingencies

On November 19, 2021, AmpliTech Group, Inc. entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Spectrum Semiconductor Materials Inc. (the “Seller” or “SSM”), pursuant to which AmpliTech would acquire substantially all of the assets of the Company (the “Acquisition”). The Acquisition was completed on December 15, 2021.

The purchase agreement contained a revenue earnout adjustment. Within forty (40) days after December 31, 2022, AmpliTech prepared and delivered to Seller a statement setting forth its calculation of Two Years Net Revenues of the business, or the “Revenue Statement”. The revenue earnout adjustment was determined to be an amount equal to 25% of two years’ net revenues minus $20,000,000. If the revenue adjustment is a positive number, Buyer shall pay to Seller an amount equal to the revenue adjustment. If the revenue adjustment is a negative number, Seller shall pay to Buyer and amount equal to the revenue adjustment. As of December 31, 2022, the fair value of the revenue adjustment was determined to be $2,180,826, an increase of $815,788 as previously recorded as of December 31, 2021. This amount was owed to Seller and was recorded as a contingent liability as of December 31, 2022, and subsequently paid on March 20, 2023.

(15) Subsequent events

On January 15, 2024, the Company entered a triple net lease agreement for a 1,900 square foot facility in Allen, Texas for a term of five years and one month. The yearly base rent of $53,675 shall increase at a rate of 2.5% per year to begin on the first anniversary lease commencement date and each year thereafter. The first month’s rent shall be abated following the commencement lease date. Upon lease execution, the Company paid two months of rent as a security deposit and one month’s rent totaling $17,999. The Company expects to be fully operational at the new MMIC division facility May 1, 2024.

On January 20,2024, the current Board of Directors renewed their directors’ agreements and shall be issued 15,000 restricted stock units (RSU’s) pursuant to the Company’s 2020 Equity Incentive Plan.

On March 20, 2024, the Company amended the employment agreement with Jorge Flores to extend its term to March 20, 2027. The amendment was effective March 20, 2024.

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

Based on the evaluation as of December 31, 2023, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on that re-evaluation due to material weakness identified below, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2023 to ensure that information required to be disclosed in our Exchange Act reports was (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, because of material weaknesses in our internal controls over financial reporting. We have identified the following material weaknesses.

1. As of December 31, 2023, our management has identified material weaknesses in our internal control over financial reporting related to lack of segregation of duties resulting from our limited personnel and has concluded that, due to such material weakness, our disclosure controls and procedures were not effective.

2. As of December 31, 2023, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2023 based on the criteria established in “INTERNAL CONTROL-INTEGRATED FRAMEWORK” issued by the COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company is taking steps to remediate the material weakness listed above by implementing the following:

●	Developing written policies and procedures for accounting processes.

●	Monitoring written policies and procedures to ensure effectiveness.

●	Hiring and training additional personnel with the intent to provide segregation of duties and eliminate excessive amount of control over a process.

●	Requiring dual authorization on all ACH payments and bank wires.

●	Requiring management to review and approve all expenses.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position

Fawad Maqbool	63	Chairman, President, Chief Executive Officer, Treasurer, Director
Louisa Sanfratello	58	Chief Financial Officer and Secretary, Director
Jorge Flores (1)	56	Chief Operating Officer
Matthew Kappers	59	Director
Andrew Lee	40	Director
Daniel Mazziota	86	Director

(1)	Promoted February 21, 2022.

A brief description of the background and business experience of our executive officer and directors for the past five years is as follows:

Fawad Maqbool, age 63, has served as the Company’s President, Chief Executive Officer and Chairman of the Board of Directors since founding AmpliTech, Inc. in 2002. Prior to founding AmpliTech, Inc., Mr. Maqbool was the President of Aeroflex Amplicomm, Inc. for 2000 and 2001. His duties included, among other things, overseeing the design and development of amplifiers specifically for fiber optic communication applications. Mr. Maqbool was with MITEQ, Inc. from 1987 through 1999 where he began as an Engineering Group Leader and ultimately held the title of Department Head responsible for a staff of thirty-two consisting of engineers, technicians, assemblers and support personnel. His professional career began with the Hazeltine Corporation in 1983 where he was a Microwave Design Engineer through 1986. Mr. Maqbool received a bachelor’s degree in electrical engineering (major in microwaves and RF) and biomedical engineering from the City College of New York. He subsequently earned a master’s degree in electrical engineering (major in microwaves and RF) from Polytechnic University, now the New York University Tandon School of Engineering. Through his prior service, Mr. Maqbool possesses the knowledge and experience in microwaves and RF electrical engineering that aids him in efficiently and effectively identifying and executing the Company’s strategic priorities. As our Chief Executive Officer, Chairman and founder, Mr. Maqbool brings to the Board of Directors extensive knowledge of the Company’s products, structure, history, and culture as well as years of expertise in the industry.

Louisa Sanfratello, CPA, age 58, has been an accountant, servicing numerous clients in various industries since 1987. Her professional career began with the public accounting firm of Holtz Rubenstein & Co, where she gathered audit experience for several years and moved on to more challenging positions in both the public and private sector. She served as a Controller for The New Interdisciplinary School for over 10 years. Her responsibilities included overseeing the accounting department in addition to working directly with the NYS Department of Education. Ms. Sanfratello was also employed by the Make A Wish Foundation of Suffolk County as chief accountant working directly with the President and CFO. She joined AmpliTech, Inc. in 2012 as Chief Financial Officer, where she manages the company’s finances and SEC filings. Her responsibilities also include assisting the CEO in developing new business, maintaining operating budgets and ensuring adequate cash flow. Ms. Sanfratello was appointed to the Board of Directors for her extensive knowledge of the Company’s products and her financial and accounting expertise.

Jorge Flores, age 56, joined AmpliTech at the end of March in 2021 as Executive Director of Operations, bringing with him over 30 years of combined operations and program management experience. Prior to joining AmpliTech’s executive leadership team, Mr. Flores served in various roles at Comtech Telecommunications (Nasdaq: CMTL), a corporation with over 2,000 employees and revenues of over $600M. Most recently, Mr. Flores served as Comtech’s Director of Program Management from August 2014 to May 2021.   Mr. Flores holds an MBA with concentration in Operations Management and Leadership from Dowling College, NY and a BS in Business Administration, Major in Operations Management from NYIT. Mr. Flores was promoted to Chief Operating Officer in 2022. As COO, Mr. Flores leads critical initiatives to further streamline operations, drive growth, and take ownership of creating an enhanced experience for AmpliTech’s valued customers.

Matthew Kappers, age 59, has served as a director of the Company since January 2021. Mr. Kappers serves as the chairman of the Nominating and Corporate Governance Committee. Mr. Kappers was recently appointed as the Chief Executive Officer and Director of the Cortec Group, Inc. Since 2011, Mr. Kappers has been a Managing Director at Concordia Financial Group, an investment bank and consulting firm. He has experience in completing mergers and acquisitions, as well as post-acquisition operations. Prior to Concordia Financial Group, he was in the corporate development group for two multi-billion-dollar NYSE companies (Republic Services, Inc. and Loewen Group International, Inc.). In addition to his M&A background, he has been the COO and CFO for several small to medium-sized privately held companies. Mr. Kappers earned a B.A. degree from Vanderbilt University and a M.B.A. degree from Miami University. Mr. Kappers’ financial and operational knowledge and experience qualifies him to serve on our Board of Directors.

Andrew Lee, age 40, has served as a director of the Company since January 2021. Mr. Lee serves as the chairman of the Audit Committee. Mr. Lee is a licensed CPA and holds his MBA degree from Washington State University. Mr. Lee received his Bachelor of Business Administration, with concentrations in Finance and Accounting, from Walla Walla University. Mr. Lee began working at RealWear in 2017 as a CFO. Prior to joining RealWear, Mr. Lee led Finance and Operations as the CFO of Ryonet Corporation, a high-growth firm in Vancouver, Washington. Mr. Lee’s finance and accounting experience qualifies him to serve on our Board of Directors.

Daniel Mazziota, age 86, has served as a director of the Company since January 2021. He serves as the chairman of the Compensation Committee. Mr. Mazziota founded Microwave Power Devices, Inc. in 1967, which he sold in 1981 to Macom Technology Solutions, a Nasdaq listed developer and producer of radio, microwave, and millimeter wave semiconductor devices and components. He served as the President of Microwave Power Devices, Inc. until his retirement in 1988. He is currently president of IDM Consulting, which provides consulting services to the microwave component and sub system industry. He received his BEE and MSEE degrees from New York Polytechnic Institute and is a fellow of the Institute. Mr. Mazziota’s microwave component and subsystem industry experience qualifies him to serve on our Board of Directors.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of copies of the reports filed with the SEC and the written representations of our directors and executive officers, we believe that all reporting requirements for fiscal year 2023 were complied with by each person who at any time during the 2023 fiscal year was a director or an executive officer or held more than 10% of our common stock.

Code of Ethics

We have adopted a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and Chief Financial Officer. Our code of ethics is available on our website.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to, the named person, during the years ended December 31, 2023 and 2022:

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Fawad Maqbool	2023	500,000	-	-	157,797	-	657,797
Chairman, President and Chief Executive Officer	2022	496,335	-	-	330,787	-	827,122

Louisa Sanfratello	2023	275,000	-	-	78,898	-	353,898
Chief Financial Officer, Secretary	2022	273,558	-	-	165,393	-	438,951

Jorge Flores	2023	275,000	-	-	78,898	-	353,898
Chief Operating Officer	2022	272,408	-	-	165,393	-	437,801

On February 21, 2022, the Company’s Board of Directors approved an increase in salary, effective as of January 1, 2022, for Mr. Maqbool, to $500,000 per year, and for Ms. Sanfratello and Mr. Flores to $275,000 per year.

Pursuant to the terms of his employment agreement entered into on February 21, 2022, Mr. Flores will receive a base annual salary of $275,000 and is eligible to participate in the Company’s 2020 Equity Incentive Plan or successor to such plan. The agreement contains a perpetual confidentiality covenant as well as non-competition and employee and customer non-solicitation covenants that apply during his employment and for a period of one year following his termination.  The agreement was amended on March 27, 2023 to extend its term to March 20, 2024 and again on amended on March 20, 2024 to extend its term to March 20, 2027.

Outstanding Equity Awards at Fiscal Year End

On December 20, 2023, the Company granted Mr. Maqbool ten-year stock options to purchase 100,000 shares of common stock according to the Company’s 2020 Plan. In addition, Ms. Sanfratello and Mr. Flores were each granted stock options to purchase 50,000 shares of common stock. The stock options vest in quarterly installments over a 5-year period with an exercise price of $1.73 per share. The Company has calculated these options estimated fair market value at $315,593 using the Black-Scholes model, with the following assumptions: expected term of 7.36 years, stock price of $1.73, exercise price of $1.73, volatility of 120.7%, risk-free rate of 3.88%, and no forfeiture rate.

On June 14, 2022, the Company granted Mr. Maqbool stock options to purchase 100,000 shares of common stock according to the Company’s 2020 Plan. In addition, Ms. Sanfratello and Mr. Flores were each granted stock options to purchase 50,000 shares of common stock. The stock options vest in quarterly installments over a 5-year period with an exercise price of $1.72 per share. The Company has calculated these options estimated fair market value at $304,148 using the Black-Scholes model, with the following assumptions: expected term of 4.9years, stock price of $1.72, exercise price of $1.72, volatility of 138.3%, risk-free rate of 3.61%, and no forfeiture rate.

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

The following table sets forth the outstanding equity awards for our named executive officers as of the fiscal year ended December 31, 2023.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Fawad Maqbool
	December 20,2023	-0-	100,000	-0-	$1.73	December 20, 2033

	June 14, 2022	35,000	65,000	-0-	$1.72	June 14, 2027

	December 20, 2022	20,000	80,000	-0-	$1.92	December 20, 2032

Louisa Sanfratello
	December 20,2023	-0-	50,000	-0-	$1.73	December 20, 2033

	June 14, 2022	17,500	32,500	-0-	$1.72	June 14, 2027

	December 20, 2022	10,000	40,000	-0-	$1.92	December 20, 2032

Jorge Flores
	December 20,2023	-0-	50,000	-0-	$1.73	December 20, 2033

	June 14, 2022	17,500	32,500	-0-	$1.72	June 14, 2027

	December 20, 2022	10,000	40,000	-0-	$1.92	December 20, 2032

Directors Compensation

Name	Fiscal Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Matthew Kappers	2023	-	27,600		-	-	-	27,600
	2022	-	29,550	8,936	-	-	-	38,486
Andrew Lee	2023	-	27,600		-	-	-	27,600
	2022	-	29,550	8,936	-	-	-	38,486
Daniel Mazziota	2023	-	27,600		-	-	-	27,600
	2022	-	29,550	61,190	-	-	-	90,740

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

On December 20, 2022, the Company granted Matthew Kappers, Andrew Lee and Daniel Mazziota stock options to purchase 5,000, 5,000 and 7,500 shares of common stock respectively according to the Company’s 2020 Plan. The stock options vest in quarterly installments over a 5-year period with an exercise price of $1.92 per share. The Company has calculated these options estimated fair market value at $31,275 using the Black-Scholes model, with the following assumptions: expected term of 7.5 years, stock price of $1.92, exercise price of $1.92, volatility of 127.5%, risk-free rate of 3.79%, and no forfeiture rate.

2020 Equity Incentive Plan

In October 2020, the Board of Directors and shareholders adopted the “2020 Plan”, effective as of December 14, 2020. Under the 2020 Plan, the Company reserved 1,250,000 shares of common stock to grant shares of common stock of the Company to employees and individuals who perform services for the Company. The purpose of the 2020 Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide incentives to individuals who perform services for the Company, and to promote the success of the Company’s business. The 2020 Plan permits the grant of Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and other stock or cash awards as the Board of Directors may determine. In 2023, the Board and the shareholders adopted the Company’s Amended and Restated 2020 Equity Incentive Plan (the “Amended and Restated Plan”), effective as of December 11, 2023. The Amended and Restated Plan is substantially similar to the 2020 Plan except that it increases the shares of our common stock available for issuance thereunder to 2,250,000 shares of common stock.

In December 2023, the Board of Directors and shareholders amended and restated the current plan to increase the number of shares available for issuance under the plan to 2,250,000 shares of common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information about our equity compensation plans as of December 31, 2023:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,236,000	$2.30	869,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,236,000	$2.30	869,000

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of March 13, 2024. Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise indicated below, the address of each person listed in the table below is c/o 155 Plant Avenue, Hauppauge, NY 11788.

	Amount and Nature of Beneficial Ownership
	Common Stock (1)
Name and Address of Beneficial Owner	No. of Shares		% of Class
Directors and Officers
Fawad Maqbool, Chairman, President, and Chief Executive Officer	2,824,504	(2)	29.07%
Louisa Sanfratello, Chief Financial Officer	97,500	(3)	1.0%
Jorge Flores	76,917	(4)	* %
Daniel Mazziota	237.618	(5)	2.45%
Matthew Kappers	43,750	(6)	*
Andrew Lee	43750	(6)	*

All officers and directors as a group (6 persons)	3,324,039		34.22%

*	Less than 1%

1)	Based on 9,717,113 shares of common stock issued and outstanding.

2)	Includes options to purchase 175,000 shares of common stock,

3)	Includes 87,500 options to purchase shares of common stock.

4)	Includes 62,917 options to purchase shares of common stock.

5)	Includes 34,375 options to purchase shares of common stock

6)	Includes 13,750 options to purchase of common stock

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We had no transactions since the beginning of the fiscal year of 2022, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).

Director Independence

Mr. Kappers, Mr. Lee and Mr. Mazziota are independent using the definition of independence under NASDAQ Listing Rule 5605 (a) (2).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the aggregate fees we paid for professional services provided to us for 2023 and 2022:

	2023	2022
Audit Fees	$113,600	$130,062
Audit-Related Fees	$36,500	$71,548
Tax Fees	$6,665	$3,420
All Other Fees	-	-
Total	$156,765	$205,030

Audit Fees

For the years ended December 31, 2023 and 2022, we paid $113,600 and $130,062 respectively for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

For the years ended December 31, 2023 and 2022, we paid approximately $36,500 and $71,548, respectively, for audit related services.

Tax Fees

For our years ended December 31, 2023 and 2022, we paid $6,665 and $3,420 respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the years ended December 31, 2023 and 2022.

Pre-Approval Policies and Procedures

As of January 20, 2021, the Board of Directors appointed three independent directors to a newly appointed audit committee and appointed Andrew Lee as the chairman of the audit committee. In its capacity, the audit committee pre-approves all audits (including audit-related) and permitted non-audit services to be performed by the independent auditors. The audit committee will annually approve the scope and fee estimates for the year-end audit to be performed by the Company’s independent auditors for the fiscal year. With respect to other permitted services, the audit committee pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual projects and annual maximums. To date, the Company has not engaged its auditors to perform any non-audit related service.

The Audit Committee pre-approved all services provided by our independent registered public accounting firm. All the above services and fees during 2023 were pre-approved by our Audit Committee. All the above services in 2023 were reviewed and approved by our Audit Committee either before or after the respective services were rendered.

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this Annual Report.

1.	Report of Independent Registered Public Accounting Firm (PCAOB ID 3627)

2.	Financial Statement Schedules

Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of AmpliTech Group, Inc. (incorporated by reference to the Current Report on Form 8-K filed December 28, 2020)
3.2	Amended and Restated Bylaws of AmpliTech Group, Inc. (incorporated by reference to the Current Report on Form 8-K filed December 28, 2020)
3.3	Amended and Restated Series A Convertible Preferred Stock Certificate of Designation (incorporated by reference to the Current Report on Form 8-K filed December 28, 2020)
3.4	Certificate of Amendment, filed with the Secretary of State of Nevada (incorporated by reference to the Current Report on Form 8-K filed February 19, 2021)
3.5	Certificate of Correction, filed with the Secretary of State of Nevada (incorporated by reference to the Current Report on Form 8-K filed February 19, 2021)
4.1	Form of Common Stock Purchase Warrant (incorporated by reference to the Current Report on Form 8-K filed February 19, 2021)
4.2*	Warrant Agency Agreement dated February 14, 2024 by and between AmpliTech Group, Inc. and VStock Transfer LLC
4.3	Form of Representative’s Warrant (incorporated by reference to the Current Report on Form 8-K filed February 19, 2021)

4.4	Description of Capital Stock (incorporated by reference to Form 10-K filed March 31, 2021)
4.5	Form of Warrant (incorporated by reference to the Current Report on Form 8-K filed April 15, 2021)
10.3	Commercial guaranty of AmpliTech Group, Inc., dated September 12, 2019 (incorporated by reference to the Current Report on Form 8-K filed on September 18, 2019)
10.4	Lease agreement, dated September 12, 2019, by and between AmpliTech Group, Inc. and Stephen J. Faber, as Trustee of the Revocable Trust of Stephen J. Faber, dated August 29, 2017 (incorporated by reference to the Current Report on Form 8-K filed on September 18, 2019)
10.5	Exclusive Distribution Agreement, dated November 9, 2016, by and between AmpliTech Inc, and distributor (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on December 10, 2020)
10.6	Advisory Agreement, dated February 14, 2018, by and between AmpliTech Group, Inc. and with Sunbiz Holdings Corp. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed on December 10, 2020)
10.7	Business Loan Agreement with BNB Bank, dated November 20, 2020 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on December 10, 2020)
10.8	Promissory Note issued to BNB Bank, dated November 20, 2020 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on December 10, 2020)
10.9	Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed February 6, 2024)
10.10	Asset Purchase Agreement dated November 19, 2021 (incorporated by reference to the Current Report on Form 8-K filed November 19, 2021)
10.11	Employment Agreement with Jorge Flores dated February 21, 2022 (incorporated by reference to the Current Report on Form 8-K filed February 22, 2022)
10.12	Amendment to Employment Agreement with Jorge Flores dated March 27, 2023 (incorporated by reference to the Annual Report on Form 10-K filed on March 31, 2023)
10.13	Amendment to Employment Agreement with Jorge Flores dated March 20, 2024 (incorporated by reference to the Current Report on Form 8-K filed on March 26, 2024)
10.14	Form of Director Agreement (incorporated by reference to the Current Report on Form 8-K filed January 26, 2022)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed on August 13, 2012)
23.1	Consent of Sadler, Gibb & Associates, LLC
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
97.1	Clawback Policy
101. INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101. SCH	Inline XBRL Taxonomy Extension Schema Document
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmpliTech Group, Inc.

Date: April 1, 2024	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Fawad Maqbool	President, Chief Executive Officer and	April 1, 2024
Fawad Maqbool	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Louisa Sanfratello	Chief Financial Officer and Secretary	April 1, 2024
Louisa Sanfratello	(Principal Financial and Accounting Officer)

/s/ Andrew Lee	Director	April 1, 2024
Andrew Lee

/s/ Daniel Mazziota	Director	April 1, 2024
Daniel Mazziota

/s/ Matthew Kappers	Director	April 1, 2024
Matthew Kappers

