Form 10-Q
period 2024-03-31
AmpliTech Group, Inc.
filed 2024-05-28
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 23, 2024, the registrant had 9,717,113 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2024

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AmpliTech Group, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$2,376,894	$6,726,013
Accounts receivable	1,309,400	2,542,710
Inventories, net	7,245,607	6,537,578
Prepaid expenses	1,922,561	1,342,335
Total Current Assets	12,854,462	17,148,636

Property and equipment, net	2,509,365	2,599,448
Operating lease right of use assets	3,403,891	3,538,798
Intangible assets, net	2,946,668	2,984,133
Goodwill	4,696,883	4,696,883
Cost method investment	348,250	348,250
Security deposits	109,480	91,481

Total Assets	$26,868,999	$31,407,629

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$965,273	$846,179
Customer deposits	25,616	14,239
Current portion of financing lease obligations	17,003	16,799
Current portion of operating lease obligations	495,595	541,324
Current portion of notes payable	63,196	80,841
Total Current Liabilities	1,566,683	1,499,382

Long-term Liabilities
Financing lease obligations, net of current portion	28,209	32,537
Operating lease obligations, net of current portion	3,086,880	3,171,979
Deferred tax liability	24,000	24,000
Total Liabilities	4,705,772	4,727,898

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.001, 500,000,000 shares authorized, 9,717,113 and 9,714,613 shares issued and outstanding, respectively	9,717	9,715
Additional paid-in capital	36,578,394	36,439,739
Accumulated deficit	(14,424,884)	(9,769,723)

Total Stockholders’ Equity	22,163,227	26,679,731

Total Liabilities and Stockholders’ Equity	$26,868,999	$31,407,629

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2024	2023

Revenues	$2,293,331	$4,112,299

Cost of Goods Sold	1,410,701	2,295,768

Gross Profit	882,630	1,816,531

Operating Expenses
Selling, general and administrative	2,033,747	2,086,912
Research and development	276,755	348,730
Total Operating Expenses	2,310,502	2,435,642

Loss From Operations	(1,427,872)	(619,111)

Other Income (Expenses)
Loss on investment in digital assets	(3,248,911)	-
Unrealized gain on investments	-	18,546
Realized gain on investments	25,965	4,828
Interest income (expense), net	(4,343)	13,771
Total Other Income (Expenses)	(3,227,289)	37,145

Net Loss Before Income Taxes	(4,655,161)	(581,966)

Provision For Income Taxes	-	-

Net Loss	$(4,655,161)	$(581,966)

Net Loss Per Share;
Basic and diluted	$(0.48)	$(0.06)

Weighted Average Common Shares Outstanding;
Basic and diluted	9,715,712	9,635,709

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	For The Three Months Ended March 31, 2024

	Common Stock		Additional		Total
	Number of	Par	Paid-In	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2023	9,714,613	$9,715	$36,439,739	$(9,769,723)	$26,679,731

Stock based compensation	-	-	138,657	-	138,657

Common stock issued for vesting of RSU’s	2,500	2	(2)	-	-

Net loss for the three months ended March 31, 2024	-	-	-	(4,655,161)	(4,655,161)

Balance, March 31, 2024	9,717,113	$9,717	$36,578,394	$(14,424,884)	$22,163,227

	For The Three Months Ended March 31, 2023

Balance, December 31, 2022	9,634,613	$9,635	$36,050,161	$(7,304,284)	$28,755,512

Stock based compensation	-	-	66,041		66,041

Common stock issued for vesting of RSU’s	2,500	2	(2)	-	-

Net loss for the three months ended March 31, 2023	-	-	-	(581,966)	(581,966)

Balance, March 31, 2023	9,637,113	9,637	36,116,200	(7,886,250)	28,239,587

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(4,655,161)	$(581,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	129,123	114,445
Operating lease costs	134,907	150,045
Stock based compensation	138,657	66,041
Inventory reserve	3,000	-
Loss on investment of digital assets	3,248,911	-
Change in fair value of marketable securities	-	(18,546)
Changes in Operating Assets and Liabilities:
Accounts receivable	1,233,310	(55,750)
Inventories	(711,029)	62,256
Prepaid expenses	(580,226)	(422,384)
Security deposits	(17,999)	3,751
Accounts payable and accrued expenses	119,094	226,524
Operating lease obligations	(130,828)	(54,779)
Customer deposits	11,377	(142,143)
Net cash used in operating activities	(1,076,864)	(652,506)

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,575)	(51,669)
Purchase of investment in digital assets	(3,248,911)	-
Net investment in marketable securities	-	(2,755,922)
Net cash used in investing activities	(3,250,486)	(2,807,591)

Cash Flows from Financing Activities:
Repayment on financing lease liabilities	(4,124)	(12,611)
Repayment of notes payable	(17,645)	(41,322)
Payment of revenue earnout	-	(2,180,826)
Net cash used in financing activities	(21,769)	(2,234,759)

Net change in cash and cash equivalents	(4,349,119)	(5,694,856)

Cash and Cash Equivalents, Beginning of the Period	6,726,013	13,290,222

Cash and Cash Equivalents, End of the Period	$2,376,894	$7,595,366

Supplemental disclosures:
Cash paid for interest expense	$6,142	$7,930
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Common Stock issued on vesting of RSUs	$2	$2

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

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

For the Three Months Ended March 31, 2024 and 2023

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

In August 2022, AmpliTech Group’s True G Speed Services (AGTGSS) division was founded to serve and provide complete system integration and ORAN compliant O-RU’s (Radio Units) for telcos, enabling the industry to access ‘True 5G Speeds’. AGTGSS provides Managed Services, Cyber Security, Cloud Services, Data Sciences and Telco Cloud Services. AGTGSS will also be providing full installation of Private 5G Networks (P5G) which includes the deployment of AmpliTech Group’s developed radio units. AGTGSS will implement AmpliTech’s low noise amplifier devices in these systems to promote greater coverage, longer range and faster speeds.

(2) Loss on Investment of Digital Assets

During the three months ended March 31, 2024, the Company made several transactions in digital currency in the total amount of approximately $3.25 million. The Company believes that it was fraudulently induced to hold its digital currency with a custodian whom the Company believed to be valid, but no longer exists. The Company is taking steps in an attempt to seek recovery of the funds including discussions with local, federal, and international law enforcement agencies and private consultants and is currently conducting a review of its processes and procedures related to this investment. At the present time, the Company is not aware of, and does not expect any additional losses arising out or relating to the above described investment. In addition, the Company does not believe that the Company’s systems, records, or other assets were otherwise affected or compromised in connection with these investments.

As a result of the fraudulent digital currency transactions noted above, the Company was a victim of a cyber phishing scam that defrauded the Company. During the three months ended March 31, 2024, the Company recorded a complete loss from the investment in digital assets of $3,248,911. As of March 31, 2024, the remaining balance of digital assets was $0.

(3) Summary of Significant Accounting Policies

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments and marketable securities that have original maturities of less than three months, when purchased, to be cash equivalents. As of March 31, 2024 the Company’s cash and cash equivalents were deposited in four financial institutions.

The Company’s policy is to place its cash and cash equivalents with high-quality, major financial and investment institutions to limit the amount of credit exposure. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2024 and December 31, 2023, the Company had $1,594,791 and $3,170,500 in excess of FDIC insured limits, respectively. The Company has not experienced any losses in such accounts.

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

An allowance of $ 0 has been recorded at March 31, 2024 and December 31, 2023, respectively.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

Inventories

Inventories, which consist primarily of raw materials, work in progress and finished goods, are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

Inventory quantities and related values are analyzed at the end of each fiscal quarter to determine those items that are slow moving and obsolete. An inventory reserve is recorded for those items determined to be slow moving with a corresponding charge to cost of goods sold. Inventory items that are determined obsolete are written off currently with a corresponding charge to cost of goods sold.

As of March 31, 2024 and December 31, 2023 the reserve for inventory obsolescence was $1,149,000 and $1,146,000, respectively.

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

For the Three Months Ended March 31, 2024 and 2023

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

The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount of fair value less costs to sell and would no longer be depreciated. The depreciable basis of assets that are impaired and continue in use is their respective fair values. During the three months ended March 31, 2024 and the year ended December 31, 2023, there were no impairments of long-lived assets.

Goodwill and Indefinite-Lived Intangible Assets

We follow the acquisition method of accounting to record the assets and liabilities of acquired businesses at their estimated fair value at the date of acquisition. We initially record goodwill for the amount the consideration transferred exceeds the acquisition-date fair value of net tangible and identifiable intangible assets acquired.

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are tested for impairment annually on December 31, or more frequently when events or circumstances indicate an impairment may have occurred. When assessing the recoverability of goodwill and indefinite-lived intangible assets, the Company may first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit, including goodwill, or an indefinite-lived intangible asset is less than its carrying amount. The qualitative assessment is based on several factors, including the current operating environment, industry and market conditions, and overall financial performance. The Company may elect to bypass this qualitative assessment for some or all of its reporting units or other indefinite-lived intangible assets and perform a quantitative assessment, based on management’s judgment.

If we quantitatively test goodwill and indefinite-lived intangible assets for possible impairment, we calculate the fair value for the reporting unit and indefinite-lived assets and compare the amount to their carrying amount. If the fair value of a reporting unit and indefinite-lived asset exceeds their carrying amount, the reporting unit and indefinite-lived assets are not considered impaired. If the carrying amount of the reporting unit and indefinite-lived assets exceed their fair value, the reporting unit and indefinite-lived assets are considered to be impaired, and an impairment charge is recognized for the difference.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

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

During the three months ended March 31, 2024 and the year ended December 31, 2023, there were no impairments of indefinite-lived intangible assets.

Investment Policy-Cost Method

Investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not control or have the ability to exercise considerable influence over operating and financial policies. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, adjusted for observable price changes of similar investments of the same issuer. Fair value is not estimated for these investments if there are no identified events or changes in circumstances that may influence the fair value of the investment. Under this method, the Company’s share of the earnings or losses of such investee companies is not included in the consolidated balance sheet or consolidated statements of operations. The Company held $348,250 of investments without readily determinable fair values at March 31, 2024 and December 31, 2023, respectively. (see Note 9). These investments are included in other assets on the consolidated balance sheets. There were no indicators of impairment during the three months ended March 31, 2024 and the year ended December 31, 2023.

Investment in Digital Assets

We account for all digital assets as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. The Company presents digital assets separately from other intangible assets, recorded as digital assets on the condensed consolidated balance sheets. The digital assets are initially recorded at cost and are subsequently remeasured at cost, net of any impairment losses incurred since acquisition.

We performed an analysis this quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that our digital assets are impaired. In determining if an impairment has occurred, we consider the lowest market price of one unit of digital asset quoted on the active exchange since acquiring the digital asset. When the then current carrying value of a digital asset exceeds the fair value determined each quarter, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the prices determined. Gains are not recorded until realized upon sale(s), at which point they are presented net of any impairment losses for the same digital assets. In determining the gain to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale.

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

For the Three Months Ended March 31, 2024 and 2023

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

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of March 31, 2024 contained a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, rebates, discounts, and other adjustments. The estimates of variable consideration are based on historical payment experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

Allocate the transaction price to performance obligations in the contract. We typically do not have multiple performance obligations in our contracts with customers. We recognize revenue upon transfer of the product to the customer’s control at contractually stated pricing.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

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

Research and development costs for the three months ended March 31, 2024 and 2023 were $276,755 and $348,730, respectively.

Income Taxes

The Company’s deferred tax assets and liabilities for the expected future tax consequences of events have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At March 31, 2024 and December 31, 2023, the Company had no material unrecognized tax benefits.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

Earnings Per Share

Basic earnings per share (“EPS”) are determined by dividing the net earnings by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. As of March 31, 2024 and 2023, there were 4,600,442 and 4,234,942, respectively, potentially dilutive shares that need to be considered as common share equivalents. As a result of the net loss, the potentially dilutive shares that need to be considered as common share equivalents, for the three months ended March 31, 2024, are anti-dilutive.

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

For the Three Months Ended March 31, 2024 and 2023

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable.

The Company places its cash and cash equivalents and marketable securities with high-quality, major financial and investment institutions in order to limit the amount of credit exposure. For accounts receivable, the Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.

Recent Issued Accounting Pronouncements

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

For the Three Months Ended March 31, 2024 and 2023

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

(4) Revenues

The following table presents sales disaggregated based on geographic regions and for the three months ended:

	March 31, 2024	March 31, 2023
AmpliTech Inc. and Specialty Microwave
Domestic sales	$678,182	$1,024,245
International sales	362,685	197,954
Total sales	$1,040,867	$1,222,199

Spectrum
Domestic sales	$781,007	$1,877,693
International sales	471,457	1,012,407
Total sales	$1,252,464	$2,890,100

Total sales	2,293,331	$4,112,299

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

(5) Segment Reporting

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

The following table presents summary information by segment for the three months ended March 31, 2024:

	AmpliTech Inc. And Specialty	Spectrum	Corporate	Total
Revenue	$1,040,867	$1,252,464	-	$2,293,331
Cost of Goods Sold	775,471	635,230	-	1,410,701
Net Loss	(1,004,973)	(48,947)	(3,601,241)	(4,655,161)
Total Assets	10,980,634	15,386,131	502,234	26,868,999
Depreciation and Amortization	100,201	28,922	-	129,123
Interest Expense, net	1,680	-	2,663	4,343

The following table presents summary information by segment for the three months ended March 31, 2023:

	AmpliTech Inc. And Specialty	Spectrum	Corporate	Total
Revenue	$1,222,199	$2,890,100	-	$4,112,299
Cost of Goods Sold	760,179	1,535,589	-	2,295,768
Net Income (Loss)	(1,009,532)	720,854	(293,288)	(581,966)
Total Assets	13,870,908	16,946,958	3,140,686	33,958,552
Depreciation and Amortization	82,175	32,270	-	114,445
Interest Income (Expense), net	16,939	(75)	(3,093)	13,771

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

(6) Inventories

The inventory consists of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Raw Materials	$1,252,168	$959,645
Work-in Progress	79,608	51,140
Finished Goods	7,062,832	6,672,793
Subtotal	$8,394,607	$7,683,578
Less: Reserve for Obsolescence	(1,149,000)	(1,146,000)

Total	$7,245,607	$6,537,578

(7) Property and Equipment

Property and Equipment consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Lab Equipment	$3,400,207	$3,400,207
Manufacturing Equipment	129,745	129,745
Automobiles	7,335	7,335
Computer Equipment and Software	195,813	194,238
Leasehold Improvements	84,172	84,172
Furniture and Fixtures	170,643	170,643

Subtotal	3,987,915	3,986,340
Less: Accumulated Depreciation	(1,478,550)	(1,386,892)

Total	$2,509,365	$2,599,448

Depreciation expense for the three months ended March 31, 2024 and 2023 was $91,658 and $77,092 respectively, of which $71,124 and $57,894, respectively were included in cost of goods sold.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

Property and equipment purchased in the amount of $234,036 under financing leases is included in the totals above. As of March 31, 2024 and 2023, the outstanding balance of the financing leases were $45,212 and $70,205, respectively.

(8) Goodwill and Intangible Assets

Goodwill

Goodwill is related to the acquisition of Spectrum Semiconductor Materials Inc. on December 15, 2021. Goodwill is primarily related to expected improvements and technology performance and functionality, as well as sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. Goodwill is generally not amortizable for tax and financial statement purposes. As of March 31, 2024 and December 31, 2023, goodwill was $4,696,883, respectively.

Other Intangible Assets

Intangible assets with an estimated useful life of fifteen and twenty years consisted of the following at March 31, 2024:

	Gross Carrying	Accumulated		Weighted
	Amount	Amortization	Net	Average Life
Trade name	$584,517	$-	$584,517	Indefinite
Customer relationships	2,591,491	370,426	2,221,065	16.56
Intellectual Property	202,771	61,685	141,086	10.46

Total	$3,378,779	$432,111	$2,946,668

Amortization expense for the three months ended March 31, 2024 and 2023 was $37,465 and $37,353, respectively.

Annual amortization of intangible assets are as follows:

2024	112,508
2025	149,974
2026	149,974
2027	149,974
2028	149,974
Thereafter	1,649,747
$2,362,151

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

(9) Cost Method Investment

On June 10, 2021, the Company entered into a membership interest purchase agreement with SN2N, LLC for an aggregate purchase price of $350,000, to be paid in four tranches. Each tranche represented a 5% membership interest, and in aggregate a 20% membership interest. On June 15, 2022, an amendment to the membership interest purchase agreement was made to reflect a 19.9% membership interest. In light of this amendment, the Company overpaid $1,750 for the membership interest and was subsequently reimbursed. As of March 31, 2024, the Company has made an investment of $348,250 for a 19.9% membership interest.

(10) Leases

The following was included in our balance sheet as of March 31, 2024:

March 31, 2024
Operating leases
Assets
ROU operating lease assets	$3,403,891

Liabilities
Current portion of operating lease	$495,595
Operating lease, net of current portion	$3,086,880
Total operating lease liabilities	$3,582,475

Financing leases
Assets
Property and equipment, gross	$234,036
Accumulated depreciation	(161,494)
Property and equipment, net	$72,542

Liabilities
Current portion of financing lease	$17,003
Financing lease, net of current portion	$28,209
Total financing lease liabilities	$45,212

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

The weighted average remaining lease term and weighted average discount rate at March 31, 2024 are as follows:

Weighted average remaining lease term (years)	March 31, 2024
Operating leases	9.28
Financing leases	2.74
Weighted average discount rate
Operating leases	4.46%
Financing leases	4.71%

Financing Lease

The Company entered into several 60-month lease agreements to finance certain laboratory and office equipment. As such, the Company has accounted for these transactions as a financing lease.

The following table reconciles future minimum financing lease payments to the discounted lease liability as of March 31, 2024:

2024	14,070
2025	18,195
2026	11,982
2027	3,994
Total lease payments	48,241
Less imputed interest	(3,029)
Total lease obligations	45,212
Less current obligations	(17,003)
Long-term lease obligations	$28,209

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

Operating Leases

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

On January 15, 2024, the Company entered a triple net lease agreement for a 1,900 square foot facility in Allen, Texas for a term of five years and one month. The yearly base rent of $53,675 shall increase at a rate of 2.5% per year to begin on the first anniversary lease commencement date and each year thereafter. The first month’s rent shall be abated following the commencement lease date. Upon lease execution, the Company paid two months of rent as a security deposit and one month’s rent totaling $17,999. As of March 31, 2024, the new MMIC division facility lease had not yet commenced, as the Company did not have the right to obtain substantially all the economic benefits from the use of the asset or the right to direct the use of the asset. The Company expects to commence the new facility lease on or near August 1, 2024.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

The following table reconciles future minimum operating lease payments to the discounted lease liability as of March 31, 2024:

2024	524,712
2025	407,580
2026	389,397
2027	393,899
2028	404,721
Thereafter	2,313,460
Total lease payments	4,433,770
Less imputed interest	(851,295)
Total lease obligations	3,582,475
Less current obligations	(495,595)
Long-term lease obligations	$3,086,880

(11) Notes Payable

Promissory Note:

On September 12, 2019, AmpliTech Group, Inc. acquired Specialty, a privately held company based in Ronkonkoma, NY. The purchase included all inventory, orders, customers, property and equipment, and all intellectual property. The assets also included all eight team members of Specialty. The total consideration paid was $1,143,633, consisting of $668,633 in cash and a $475,000 promissory note with an interest rate of 6%. Beginning November 1, 2019, payment of principal and interest shall be due payable in fifty-nine (59) monthly payments of $9,213 with a final payment due October 1, 2024 of $9,203. As of March 31, 2024, the balance of this promissory note was $63,196. Principal payments of $17,645 along with interest expense of $782 was paid during the three months ended March 31, 2024.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

Loan Payable:

On September 12, 2019, the Company was approved for a $250,000 equipment leasing facility which was subsequently increased to $500,000. The Company has borrowed against the leasing facility as follows:

●	On May 14, 2020, the Company borrowed $27,494 to be paid over a three-year term with monthly payments of $815 at an interest rate of 4.27%. The balance as of March 31, 2024 and 2023 was $0 and $812, respectively. Principal payments of $0 and $2,418, were paid for the three months ended March 31, 2024 and 2023, respectively. Total interest expense paid for the three months ended March 31, 2024 and 2023 was $0 and $27, respectively. This loan was paid in full in April 2023.

●	On June 10, 2020, the Company borrowed $41,015 to be paid over a three-year term with monthly payments of $1,216 at an interest rate of 4.28%. The balance as of March 31, 2024 and 2023 was $0 and $2,418, respectively. Principal payments of $0 and $3,593 were made for the three months ended March 31, 2024 and 2023, respectively. Total interest expense paid for the three months ended March 31, 2024 and 2023 was $0 and $55, respectively. This loan was paid in full in May 2023.

As of March 14, 2023, the Company closed the equipment line of credit of $500,000, which had $0 balance. All UCC filings on the Company assets have been released as well as the President’s personal guarantee.

In January 2022, the Company purchased machinery for $91,795, applying a deposit of $9,180 and financing the balance of $82,616 over 24 payments at an interest rate of 1.90%. The balance as of March 31, 2024 and 2023 was $0 and $31,349, respectively. Principal payments of $0 and $10,351 and interest expense of $0 and $182 were paid for the three months ended March 31, 2024 and 2023, respectively.

Future principal payments over the term of the loans as of March 31, 2024 are as follows:

Payments
2024	$63,196
Total remaining payments	$63,196

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

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

On October 7, 2020, our Board of Directors and our stockholders approved a resolution to amend and restate the certificate of designation of preferences, rights and limitations of Series A Convertible Preferred Stock to restate that there are 401,000 shares of the Company’s blank check Preferred Stock designated as Series A Convertible Preferred Stock. The amended and restated certificate clarifies that the Series A Convertible Preferred Stock convert at a rate of five shares of the Company’s common stock for every share of Series A Convertible Preferred Stock, and also restates that the Series A Convertible Preferred Stock shall be entitled to vote on all matters submitted to shareholders of the Company for each share of Series A Convertible Preferred Stock owned on the record date for the determination of shareholders entitled to vote on such matter or, if no such record date is established, on the date such vote is taken, or any written consent of shareholders is solicited. The number of votes entitled to be cast by the holders of the Series A Convertible Preferred Stock equals that number of votes that, together with votes otherwise entitled to be cast by the holders of the Series A Convertible Preferred Stock at a meeting, whether by virtue of stock ownership, proxies, voting trust agreements or otherwise, entitle the holders to exercise 51% of all votes entitled to be cast to approve any action which Nevada law provides may or must be approved by vote or consent of the holders of common stock entitled to vote.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

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

Stock Options:

On January 9, 2024, the Company granted a consultant, ten-year stock options to purchase 2,500 shares of common stock according to the Company’s 2020 Plan. The stock options vested immediately, with an exercise price of $1.86 per share. The Company has calculated these options estimated fair market value at $3,800 using the Black-Scholes model, with the following assumptions: expected term of 5.00 years, stock price of $1.86, exercise price of $1.86, volatility of 116.1%, risk-free rate of 3.97%, and no forfeiture rate.

On January 16, 2024, the Company granted an employee ten-year stock options to purchase 5,000 shares of common stock according to the Company’s 2020 Plan. The stock options vest in equal quarterly installments over five years commencing on April 16, 2024, with an exercise price of $1.93 per share. The Company has calculated these options estimated fair market value at $8,800 using the Black-Scholes model, with the following assumptions: expected term of 7.51 years, stock price of $1.93, exercise price of $1.93, volatility of 120.1%, risk-free rate of 4.01%, and no forfeiture rate.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

On January 16, 2024, the Company granted an independent contractor ten-year stock options to purchase 50,000 shares of common stock according to the Company’s 2020 Plan. 20,000 stock options vested immediately and the balance of 30,000 shall vest in equal quarterly installments over three years commencing on June 30, 2024, with an exercise price of $2.19 per share. The Company has calculated these options estimated fair market value at $98,600 using the Black-Scholes model, with the following assumptions: expected term of 10.00 years, stock price of $2.19, exercise price of $2.19, volatility of 123.0%, risk-free rate of 4.07%, and no forfeiture rate.

Below is a table summarizing the changes in stock options outstanding for the three months ended March 31, 2024:

	Number of	Weighted Average
	Options	Exercise Price ($)
Outstanding at December 31, 2023	1,236,000	$2.30
Granted	57,500	$2.15
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2024	1,293,500	$2.30
Exercisable at March 31, 2024	553,953	$2.83

As of March 31, 2024, all outstanding stock options were issued according to the Company’s 2020 Plan, and there remains 811,500 shares of common stock available for future issuance under the 2020 Plan.

Stock-based compensation expense related to stock options of $133,786 was recorded for the three months ended March 31, 2024. As of March 31, 2024, the remaining unrecognized compensation cost related to non-vested stock options is $1,232,708 and is expected to be recognized over 4.80 years. The outstanding stock options have a weighted average remaining contractual life of 5.22 years and a total intrinsic value of $61,450.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

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

On July 20, 2021, in connection with a product development agreement with an unrelated party, the Company issued warrants to purchase 30,000 shares of common stock. The warrants vest one year from issuance, with an exercise price of $5.00 per share. The Company has calculated these warrants estimated fair market value at $88,803 using the Black-Scholes model, with the following assumptions: expected term 3.0 years, stock price $3.80, exercise price $5.00, volatility 149.8%, risk-free rate 0.37%, and no forfeiture rate.

Below is a table summarizing the changes in warrants outstanding for the three months ended March 31, 2024:

	Number of	Weighted Average
	Warrants	Exercise Price ($)
Outstanding at December 31, 2023	3,296,942	$7.83
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2024	3,296,942	$7.83
Exercisable at March 31, 2024	3,296,942	$7.83

Stock-based compensation expense related to warrants of $0 was recorded for the three months ended March 31, 2024. As of March 31, 2024, the remaining unrecognized compensation cost related to non-vested warrants is $0. The outstanding warrants have a weighted average remaining contractual life of 2.23 years and a total intrinsic value of $0.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

Restricted Stock Units:

On May 20, 2022, 30,000 restricted stock units at an exercise price of $1.96 were issued to a board advisor. Vesting will occur in equal quarterly installments of 2,500 shares beginning on May 20, 2022. As of March 31, 2024, 12,500 shares of common stock were issued.

Below is a table summarizing the changes in restricted stock units outstanding for the three months ended March 31, 2024:

	Number of	Weighted Average
	RSU’s	Exercise Price ($)
Outstanding at December 31, 2023	12,500	1.96
Granted	-	-
Exercised	(2,500)	$1.96
Expired	-	-
Outstanding at March 31, 2024	10,000	$1.96
Exercisable at March 31, 2024	-	-

Stock-based compensation expense related to restricted stock units of $4,871 was recorded for the three months ended March 31, 2024. As of March 31, 2024, the remaining unrecognized compensation cost related to non-vested restricted stock units is $22,374. The outstanding restricted stock units have a weighted average remaining contractual life of .89 years and a total intrinsic value of $0.

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

Business Overview

AmpliTech Group Inc. (“AMPG,” “AmpliTech” or the “Company”), incorporated in 2010 in the state of Nevada, is the parent company of its subsidiary, AmpliTech, Inc., and the Company’s divisions Specialty Microwave, Spectrum Semiconductor Materials, AmpliTech Group MMIC Design Center (“AGMDC”) and AmpliTech Group True G Speed Services (‘AGTGSS”).

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

In August 2022, we formed our AGTGSS division to enable “true G speeds” to the industry. AGTGSS’ main function will be to plan and configure 5G radio systems and make them O-RAN compliant. AGTGSS will implement AmpliTech’ s low noise amplifier devices in these systems to promote greater coverage, longer range and faster speeds.

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

Loss on Investment of Digital Assets

During the three months ended March 31, 2024, the Company made several transactions in digital currency in the total amount of approximately $3.25 million. The Company believes that it was fraudulently induced to hold its digital currency with a custodian whom the Company believed to be valid, but no longer exists. The Company is taking steps in an attempt to seek recovery of the funds including discussions with local, federal, and international law enforcement agencies and private consultants and is currently conducting a review of its processes and procedures related to this investment. At the present time, the Company is not aware of, and does not expect any additional losses arising out or relating to the above described investment. In addition, the Company does not believe that the Company’s systems, records, or other assets were otherwise affected or compromised in connection with these investments.

As a result of the fraudulent digital currency transactions noted above, the Company was a victim of a cyber phishing scam that defrauded the Company. During the three months ended March 31, 2024, the Company recorded a complete loss from the investment in digital assets of $3,248,911. As of March 31, 2024, the remaining balance of digital assets was $0.

Corporate Information

Our principal executive offices are located at 155 Plant Avenue, Hauppauge, NY 11788. Our telephone number is (631) 521-7831. Our corporate website is www.amplitechinc.com. The information on our website is not a part of, or incorporated in, this prospectus.

Results of Operations

For the Three Months Ended March 31, 2024 and March 31, 2023

Revenues

Sales decreased from $4,112,299 for the three months ended March 31, 2023, to $2,293,331 for the three months ended March 31, 2024, a decrease of $1,818,968 or approximately 44.23%. Sales in the amplifier and related passive microwave components and subsystems division decreased by $181,332, or 14.84%. Spectrum sales decreased by $1,637,636, or 56.67%, a decline attributable to a decrease in sales from domestic and international customers, specifically in the Asian markets.

Cost of Goods Sold and Gross Profit

Cost of goods sold decreased from $2,295,768 for the three months ended March 31, 2023, to $1,410,701 for the three months ended March 31, 2024, a decrease of $885,067 or 38.55%. Overall, this decrease is directly related to the decline in sales. As a result, gross profit was $882,630 for the three months ended March 31, 2024, compared to $1,816,531 for the three months ended March 31, 2023, a decrease of $933,901, or 51.41%. Gross profit as a percentage of sales decreased to 38.49% from 44.17%, as a result of decreased sales, and the product mix shipped this quarter having a lower gross profit margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $2,033,747 for the three months ended March 31, 2024, from $2,086,912 for the first three months ended March 31, 2023, a decrease of $53,165 or approximately 2.55%.

Research and Development Expenses

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include salaries and benefits, consultants, outside service, and supplies.

Research and development costs for the three months ended March 31, 2024, and 2023, were $276,755 and $348,730, respectively, a decrease of $71,975, or 20.64%, resulting from the decrease in consulting expense.

Loss From Operations

As a result of the above, the Company reported a loss from operations of $1,472,872 and $619,111 for the three months ended March 31, 2024, and 2023, respectively.

Other Income (Expenses)

The Company recorded interest expense, net of $4,343 and interest income, net of $13,771 for the three months ended March 31, 2024, and 2023.

Due to market fluctuations, the Company recorded an unrealized gain on investments of $18,546 for the three months ended March 31, 2023, and a realized gain on investments of $25,965 and $4,828 for the three months ended March 31, 2024 and 2023, respectively. Additionally, as a result of the fraudulent digital current transactions noted above, during the three months ended March 31, 2024, the Company recorded an impairment loss of $3,248,911 related to its digital assets.

Net Income (Loss)

As a result of the items listed above, the Company reported a net loss of $4,655,161 and $581,966 for the three months ended March 31, 2024 and 2023.

Liquidity and Capital Resources

Operating Activities

The net cash used in operating activities for the three months ended March 31, 2024, was $1,076,864 resulting primarily from the net loss and operating changes in accounts receivable, inventories, prepaid expenses, accounts payable and accrued expenses customer deposits and operating lease liability.

The net cash used in operating activities for the three months ended March 31, 2023, was $652,506 resulting primarily from the net loss and operating changes in accounts receivable, prepaid expenses, operating lease liability, and customer deposits.

Investing Activities

The net cash used in investing activities for the three months ended March 31, 2024, was $3,250,486 for the purchase of equipment and investment in digital assets.

The net cash used in investing activities for the three months ended March 31, 2023, was $2,807,591, of which $51,669 related to the purchase of equipment and $2,755,922 for the purchase of marketable securities.

Financing Activities

The net cash used in financing activities for the three months ended March 31, 2024, was $21,769, resulting primarily from the repayments of notes payable and financing lease liabilities.

The net cash used in financing activities for the three months ended March 31, 2023, was $2,234,759, resulting primarily from the repayments of notes payable, financing lease liabilities, and the revenue earnout.

As of March 31, 2024, we had cash and cash equivalents of $2,376,894, working capital of $11,287,779, and an accumulated deficit of $14,424,884.

As of December 31, 2023, we had cash and cash equivalents of $6,726,013, working capital of $15,649,254, and an accumulated deficit of $9,769,723.

We intend to continue to finance our internal growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof. We believe that our cash to be provided from operations, cash on hand, and our current working capital, will be sufficient to fund our operations for the next twelve months.

Critical Accounting Policies, Estimates and Assumptions

The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and those that require significant judgment and estimates.

The discussion and analysis of our financial condition and results of operations is based upon financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates, including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the three month period ended March 31, 2024, to the items disclosed as critical accounting policies in management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Based on that evaluation, as of March 31, 2024, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We regularly review our internal controls over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

During its evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2024, our management identified the following material weaknesses:

●	we do not have written documentation of our internal control policies and procedures, including written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements;

●	we failed to maintain a sufficient complement of personnel in our accounting and reporting department to ensure adequate segregation of duties such that appropriate review and monitoring of its financial records are executed;

●	we failed to maintain sufficient segregation of duties and approval hierarchy for material transactions and cash disbursements, specifically, there was a lack of segregation of duties involved in the execution and approvals of wire transfers for material investments in digital assets;

●	we did not design and maintain effective internal controls related to our information technology general controls in the areas of user access and program change-management over certain information technology systems that support our financial reporting processes; and

●	we failed to understand and consistently follow proper corporate procedures.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, our management has identified certain steps necessary to address the material weaknesses, and in the first and second quarter of 2024, we continued to implement the following remedial procedures:

●	increasing personnel resources and technical accounting expertise within the accounting function;

●	until we have sufficient technical accounting resources, we have engaged external consultants to provide support and to assist us in our evaluation of more complex applications of GAAP;

●	engaging internal control consultants to assist us in performing a financial reporting risk assessment as well as identifying and designing our system of internal controls necessary to mitigate the risks identified;

●	preparation of written documentation of our internal control policies and procedures and accounting processes;

●	requiring an approval hierarchy for all material expenses and transactions, which we implemented in the second quarter of 2024; and

●	commencing in the second quarter of 2024, requiring dual authorization on all ACH payments and bank wires, including an appropriate approval hierarchy, including board approval, on material transactions and agreements or any investment of Company funds.

We will continue to enhance corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility, and accountability to enable remediation of our material weaknesses. We believe that our remediation plan will be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting. As we continue to evaluate, and work to improve, our internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary.

Other than the changes and remedial measures described above, there were no other changes in our internal controls over financial reporting during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best of our knowledge, there are no pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A. Risk Factors.

We have concluded that there are material weaknesses in our internal control over financial reporting, which, if not remediated, could materially adversely affect our ability to timely and accurately report our results of operations and financial condition. The accuracy of our financial reporting depends on the effectiveness of our internal controls over financial reporting.

Internal controls over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements and may not prevent or detect misstatements. Failure to maintain effective internal controls over financial reporting, or lapses in disclosure controls and procedures, could undermine the ability to provide accurate disclosure (including with respect to financial information) on a timely basis, which could cause investors to lose confidence in the Company’s disclosures (including with respect to financial information), require significant resources to remediate the lapse or deficiency, and expose it to legal or regulatory proceedings.

During its evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2024, our management identified the following material weaknesses:

●	we do not have written documentation of our internal control policies and procedures, including written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements;

●	we failed to maintain a sufficient complement of personnel in our accounting and reporting department to ensure adequate segregation of duties such that appropriate review and monitoring of its financial records are executed;

●	we failed to maintain sufficient segregation of duties and approval hierarchy for material transactions and cash disbursements, specifically, there was a lack of segregation of duties involved in the execution and approvals of wire transfers for material investments in digital assets;

●	we did not design and maintain effective internal controls related to our information technology general controls in the areas of user access and program change-management over certain information technology systems that support our financial reporting processes; and

●	we failed to understand and consistently follow proper corporate procedures.

The Company’s remediation efforts are ongoing and the Company is implementing the following remedial procedures:

●	increasing personnel resources and technical accounting expertise within the accounting function;

●	until we have sufficient technical accounting resources, we have engaged external consultants to provide support and to assist us in our evaluation of more complex applications of GAAP;

●	engaging internal control consultants to assist us in performing a financial reporting risk assessment as well as identifying and designing our system of internal controls necessary to mitigate the risks identified;

●	preparation of written documentation of our internal control policies and procedures and accounting processes;

●	requiring an approval hierarchy for all material expenses and transactions, which we implemented in the second quarter of 2024; and

●	commencing in the second quarter of 2024, requiring dual authorization on all ACH payments and bank wires, including an appropriate approval hierarchy, including board approval, on material transactions and agreements or any investment of Company funds.

We will continue to enhance corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility, and accountability to enable remediation of our material weaknesses. We believe that our remediation plan will be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting. As we continue to evaluate, and work to improve, our internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary.

We cannot guarantee that we will be successful in remediating the material weakness identified or that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101. INS	Inline XBRL Instance Document
101. SCH	Inline XBRL Taxonomy Extension Schema Document
101. CAL	Inline XBRL Taxonomy Extension Calculation Link base Document
101. DEF	Inline XBRL Taxonomy Extension Definition Link base Document
101. LAB	Inline XBRL Taxonomy Extension Label Link base Document
101. PRE	Inline XBRL Taxonomy Extension Presentation Link base Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmpliTech Group, Inc.

Date: May 28, 2024	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Date: May 28, 2024	By:	/s/ Louisa Sanfratello
Louisa Sanfratello Chief Financial Officer (Principal Financial and Accounting Officer)

