Form 10-Q
period 2024-06-30
AmpliTech Group, Inc.
filed 2024-08-14
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 9, 2024, the registrant had 9,719,613 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2024

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AmpliTech Group, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,014,204	$6,726,013
Accounts receivable	1,139,052	2,542,710
Inventories, net	7,533,637	6,537,578
Prepaid expenses	1,963,782	1,342,335
Total Current Assets	11,650,675	17,148,636

Property and equipment, net	2,429,613	2,599,448
Operating lease right of use assets	3,268,136	3,538,798
Intangible assets, net	2,909,203	2,984,133
Goodwill	4,696,883	4,696,883
Cost method investment	348,250	348,250
Security deposits	109,480	91,481

Total Assets	$25,412,240	$31,407,629

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$1,164,201	$846,179
Customer deposits	15,344	14,239
Current portion of financing lease obligations	17,208	16,799
Current portion of operating lease obligations	421,803	541,324
Current portion of notes payable	36,388	80,841
Total Current Liabilities	1,654,944	1,499,382

Long-term Liabilities
Financing lease obligations, net of current portion	23,829	32,537
Operating lease obligations, net of current portion	3,025,741	3,171,979
Deferred tax liability	24,000	24,000
Total Liabilities	4,728,514	4,727,898

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.001, 500,000,000 shares authorized, 9,719,613 and 9,714,613 shares issued and outstanding, respectively	9,720	9,715
Additional paid-in capital	36,675,164	36,439,739
Accumulated deficit	(16,001,158)	(9,769,723)

Total Stockholders’ Equity	20,683,726	26,679,731

Total Liabilities and Stockholders’ Equity	$25,412,240	$31,407,629

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023

Revenues	$2,527,442	$4,073,231	$4,820,773	$8,185,530

Cost of Goods Sold	1,470,355	2,152,022	2,881,056	4,401,540

Gross Profit	1,057,087	1,921,209	1,939,717	3,783,990

Operating Expenses
Selling, general and administrative	2,165,055	1,731,414	4,198,802	3,693,326
Research and development	460,122	697,905	736,877	1,217,885
Total Operating Expenses	2,625,177	2,429,319	4,935,679	4,911,211

Loss From Operations	(1,568,090)	(508,110)	(2,995,962)	(1,127,221)

Other Income (Expenses)
Loss on investment in digital assets	-	-	(3,248,911)	-
Unrealized gain on investments	-	19,056	-	37,602
Realized gain on investments	-	8,979	25,965	13,807
Interest Income (expense), net	(8,184)	7,314	(12,527)	21,085
Total Other Income (Expenses)	(8,184)	35,349	(3,235,473)	72,494

Net Loss Before Income Taxes	(1,576,274)	(472,761)	(6,231,435)	(1,054,727)

Provision For Income Taxes	-	-	-	-

Net Loss	$(1,576,274)	$(472,761)	$(6,231,435)	$(1,054,727)
Net Loss Per Share;
Basic and diluted	$(0.16)	$(0.05)	$(0.64)	$(0.11)

Weighted Average Common Shares Outstanding;
Basic and diluted	9,718,239	9,638,252	9,716,976	9,636,988

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	For The Three Months Ended June 30, 2024

	Common Stock		Additional		Total
	Number of	Par	Paid-In	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Equity

Balance, March 31, 2024	9,717,113	$9,717	$36,578,394	$(14,424,884)	$22,163,227

Stock based compensation	-	-	96,773	-	96,773

Common stock issued for vesting of RSU’s	2,500	3	(3)	-	-

Net loss for the three months ended June 30, 2024	-	-	-	(1,576,274)	(1,576,274)

Balance, June 30, 2024	9,719,613	$9,720	$36,675,164	$(16,001,158)	$20,683,726

	For The Six Months Ended June 30, 2024

Balance, December 31, 2023	9,714,613	$9,715	$36,439,739	$(9,769,723)	$26,679,731

Stock based compensation	-	-	235,430		235,430

Common stock issued for vesting of RSU’s	5,000	5	(5)	-	-

Net loss for the six months ended June 30, 2024	-	-	-	(6,231,435)	(6,231,435)

Balance, June 30, 2024	9,719,613	$9,720	$36,675,164	$(16,001,158)	$20,683,726

	For the Three Months Ended June 30, 2023

	Common Stock		Additional		Total
	Number of	Par	Paid-In	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Equity

Balance, March 31, 2023	9,637,113	$9,637	$36,116,200	$(7,886,250)	$28,239,587

Stock based compensation	-	-	64,934	-	64,934

Common stock issued for vesting of RSU’s	2,500	3	(3)	-	-

Net loss for the three months ended June 30, 2023	-	-	-	(472,761)	(472,761)

Balance, June 30, 2023	9,639,613	$9,640	$36,181,131	$(8,359,011)	$27,831,760

	For the Six Months Ended June 30, 2023

Balance, December 31, 2022	9,634,613	$9,635	$36,050,161	$(7,304,284)	$28,755,512

Stock based compensation	-	-	130,975	-	130,975

Common stock issued for vesting of RSU’s	5,000	5	(5)		-

Net loss for the six months ended June 30, 2023	-	-	-	(1,054,727)	(1,054,727)

Balance, June 30, 2023	9,639,613	$9,640	$36,181,131	$(8,359,011)	$27,831,760

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For The Six Months Ended
	June 30,	June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(6,231,435)	$(1,054,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	258,445	230,123
Operating lease costs	270,662	279,655
Stock based compensation	235,430	130,975
Gain on termination of right-of-use operating lease	-	(8,461)
Inventory reserve	17,000	-
Change in fair value of marketable securities	-	(37,602)
Loss on investment of digital assets	3,248,911	-
Changes in Operating Assets and Liabilities:
Accounts receivable	1,403,658	(690,186)
Inventories	(1,013,059)	(269,460)
Prepaid expenses	(621,447)	(829,565)
Security deposits	(17,999)	21,704
Accounts payable and accrued expenses	318,022	1,199,611
Operating lease obligations	(265,759)	(266,060)
Customer deposits	1,105	37,107
Net cash used in operating activities	(2,396,466)	(1,256,886)

Cash Flows from Investing Activities:
Purchase of property and equipment	(13,680)	(776,507)
Net investment in marketable securities	-	(2,771,185)
Purchase of investment in digital assets	(3,248,911)	-
Net cash used in investing activities	(3,262,591)	(3,547,692)

Cash Flows from Financing Activities:
Repayment on financing lease liabilities	(8,299)	(25,378)
Repayment of notes payable	(44,453)	(80,296)
Payment of revenue earnout	-	(2,180,826)
Net cash used in financing activities	(52,752)	(2,286,500)

Net change in cash and cash equivalents	(5,711,809)	(7,091,078)

Cash and Cash Equivalents, Beginning of the Period	6,726,013	13,290,222

Cash and Cash Equivalents, End of the Period	$1,014,204	$6,199,144

Supplemental disclosures:
Cash paid for interest expense	$14,595	$14,432
Cash paid for income taxes	$-	$50

Non-Cash Investing and Financing Activities:
Common Stock issued on vesting of RSUs	$5	$5
Gain on termination of right-of-use operating lease	$-	$8,461
Disposal of property and equipment	$61,133	$-

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023

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

For the Six Months Ended June 30, 2024 and 2023

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

(2) Loss on Investment of Digital Assets

During the three months ended March 31, 2024, the Company made several transactions in digital currency in the total amount of approximately $3.25 million. The Company believes that it was fraudulently induced to hold its digital currency with a custodian whom the Company believed to be valid, but no longer exists. The Company is taking steps in an attempt to seek recovery of the funds including discussions with local, federal, and international law enforcement agencies and private consultants and is currently conducting a review of its processes and procedures related to this investment. At the present time, the Company is not aware of, and does not expect any additional losses arising out or relating to the above-described investment. In addition, the Company does not believe that the Company’s systems, records, or other assets were otherwise affected or compromised in connection with these investments.

As a result of the fraudulent digital currency transactions noted above, the Company was a victim of a cyber phishing scam that defrauded the Company. During the six months ended June 30, 2024, the Company recorded a complete loss from the investment in digital assets of $3,248,911. As of June 30, 2024, the remaining balance of digital assets was $0.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023

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

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments and marketable securities that have original maturities of less than three months, when purchased, to be cash equivalents. As of June 30, 2024 the Company’s cash and cash equivalents were deposited in four financial institutions.

The Company’s policy is to place its cash and cash equivalents with high-quality, major financial and investment institutions to limit the amount of credit exposure. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2024 and December 31, 2023, the Company had $434,792 and $3,170,500 in excess of FDIC insured limits, respectively. The Company has not experienced any losses in such accounts.

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

An allowance of $ 0 has been recorded at June 30, 2024 and December 31, 2023, respectively.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023

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

As of June 30, 2024 and December 31, 2023 the reserve for inventory obsolescence was $1,163,000 and $1,146,000, respectively.

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023

Long-Lived Assets

The Company reviews the carrying value of long-lived assets such property and equipment, right-of-use (“ROU”) assets, and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Circumstances which could trigger a review include, but are not limited to; significant decrease in the market price of the asset; significant adverse changes in the business climate or legal factors; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount of fair value less costs to sell and would no longer be depreciated. The depreciable basis of assets that are impaired and continue in use is their respective fair values. During the six months ended June 30, 2024 and the year ended December 31, 2023, there were no impairments of long-lived assets.

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

For the Six Months Ended June 30, 2024 and 2023

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

During the six months ended June 30, 2024 and the year ended December 31, 2023, there were no impairments of indefinite-lived intangible assets.

Investment Policy-Cost Method

Investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not control or have the ability to exercise considerable influence over operating and financial policies. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, adjusted for observable price changes of similar investments of the same issuer. Fair value is not estimated for these investments if there are no identified events or changes in circumstances that may influence the fair value of the investment. Under this method, the Company’s share of the earnings or losses of such investee companies is not included in the consolidated balance sheet or consolidated statements of operations. The Company held $348,250 of investments without readily determinable fair values at June 30, 2024 and December 31, 2023, respectively. (see Note 9). These investments are included in other assets on the consolidated balance sheets. There were no indicators of impairment during the three months ended June 30, 2024 and the year ended December 31, 2023.

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

For the Six Months Ended June 30, 2024 and 2023

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of June 30, 2024 contained a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, rebates, discounts, and other adjustments. The estimates of variable consideration are based on historical payment experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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

Research and development costs for the six months ended June 30, 2024 and 2023 were $736,877 and $1,217,885, respectively.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023

Income Taxes

The Company’s deferred tax assets and liabilities for the expected future tax consequences of events have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At June 30, 2024 and December 31, 2023, the Company had no material unrecognized tax benefits.

Earnings Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is calculated by adjusting the weighted average number of shares of common stock outstanding for the dilutive effect, if any, of common stock equivalents. Common stock equivalents whose effect would be anti-dilutive are not included in diluted earnings (loss) per share. The Company uses the treasury stock method to determine the dilutive effect, which assumes that all common stock equivalents have been exercised at the beginning of the period and that the funds obtained from those exercises were used to repurchase shares of common stock of the Company at the average closing market price during the period. As of June 30, 2024 and 2023, there were 4,597,942 and 4,242,442, respectively, potential common share equivalents from stock options excluded from the diluted loss per share calculations as their effect is anti-dilutive.

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

For the Six Months Ended June 30, 2024 and 2023

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

Recent Accounting Pronouncements

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

For the Six Months Ended June 30, 2024 and 2023

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

(4) Revenues

The following table presents sales disaggregated based on geographic regions and for the three and six months ended:

	Three months ended
	June 30, 2024	June 30, 2023
AmpliTech Inc. and Specialty Microwave
Domestic sales	$705,794	$1,445,063
International sales	56,470	317,514
Total sales	$762,264	$1,762,577

Spectrum
Domestic sales	$1,359,811	$1,497,917
International sales	405,367	812,737
Total sales	$1,765,178	$2,310,654

Total sales	$2,527,442	$4,073,231

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023

	Six months ended
	June 30, 2024	June 30, 2023
AmpliTech Inc. and Specialty Microwave
Domestic sales	$1,383,976	$2,468,059
International sales	419,155	516,717
Total sales	$1,803,131	$2,984,776

Spectrum
Domestic sales	$2,141,925	$3,373,860
International sales	875,717	1,826,894
Total sales	$3,017,642	$5,200,754

Total sales	$4,820,773	$8,185,530

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023

The following table presents summary information by segment for the three months ended June 30, 2024:

	Manufacturing and Engineering	Distribution	Corporate	Total
Revenue	$762,264	$1,765,178	-	$2,527,442
Cost of Goods Sold	623,830	846,525	-	1,470,355
Net Income (Loss)	(1,314,836)	253,081	(514,519)	(1,576,274)
Total Assets	10,532,203	14,758,006	122,031	25,412,240
Depreciation and Amortization	100,400	28,922	-	129,322
Interest Expense, net	5,847	-	2,337	8,184

The following table presents summary information by segment for the six months ended June 30, 2024:

	Manufacturing and Engineering	Distribution	Corporate	Total
Revenue	$1,803,131	$3,017,642	-	$4,820,773
Cost of Goods Sold	1,399,301	1,481,755	-	2,881,056
Net Income (Loss)	(2,319,810)	204,134	(4,115,759)	(6,231,435)
Total Assets	10,532,203	14,758,006	122,031	25,412,240
Depreciation and Amortization	200,601	57,844	-	258,445
Interest Expense, net	7,527	-	5,000	12,527

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023

(6) Inventories

The inventory consists of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

Raw Materials	$1,364,072	$959,645
Work-in Progress	120,119	51,140
Finished Goods	7,212,446	6,672,793
Subtotal	$8,696,637	$7,683,578
Less: Reserve for Obsolescence	(1,163,000)	(1,146,000)

Total	$7,533,637	$6,537,578

(7) Property and Equipment

Property and Equipment consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

Lab Equipment	$3,400,207	$3,400,207
Manufacturing Equipment	129,745	129,745
Automobiles	7,335	7,335
Computer Equipment and Software	146,785	194,238
Leasehold Improvements	84,172	84,172
Furniture and Fixtures	170,643	170,643

Subtotal	3,938,887	3,986,340
Less: Accumulated Depreciation	(1,509,274)	(1,386,892)

Total	$2,429,613	$2,599,448

Depreciation expense for the three months ended June 30, 2024 and 2023 was $91,857 and $78,212 respectively, of which $71,123 and $58,526, respectively were included in cost of goods sold.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023

Depreciation expense for the six months ended June 30, 2024 and 2023 was $183,515 and $155,304 respectively, of which $142,247 and $116,420, respectively were included in cost of goods sold.

Property and equipment purchased in the amount of $234,036 under financing leases is included in the totals above. As of June 30, 2024 and 2023, the outstanding balance of the financing leases were $41,037 and $57,438, respectively.

Disposal of property and equipment as of June 30, 2024 was $61,133.

(8) Goodwill and Intangible Assets

Goodwill

Goodwill is related to the acquisition of Spectrum Semiconductor Materials Inc. on December 15, 2021. Goodwill is primarily related to expected improvements and technology performance and functionality, as well as sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. Goodwill is generally not amortizable for tax and financial statement purposes. As of June 30, 2024 and December 31, 2023, goodwill was $4,696,883, respectively.

Other Intangible Assets

Intangible assets with an estimated useful life of fifteen and twenty years consisted of the following at June 30, 2024:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life
Trade name	$584,517	$-	$584,517	Indefinite
Customer relationships	2,591,491	404,521	2,186,970	16.31
Intellectual Property	202,771	65,055	137,716	10.21

Total	$3,378,779	$469,576	$2,909,203

Amortization expense for the three months ended June 30, 2024 and 2023 was $37,465 and $37,466, respectively.

Amortization expense for the six months ended June 30, 2024 and 2023 was $74,930 and $74,819, respectively.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023

Annual amortization of intangible assets are as follows:

2024-remaining	75,043
2025	149,974
2026	149,974
2027	149,974
2028	149,974
Thereafter	1,649,747
$2,324,686

(9) Cost Method Investment

On June 10, 2021, the Company entered into a membership interest purchase agreement with SN2N, LLC for an aggregate purchase price of $350,000, to be paid in four tranches. Each tranche represented a 5% membership interest, and in aggregate a 20% membership interest. On June 15, 2022, an amendment to the membership interest purchase agreement was made to reflect a 19.9% membership interest. In light of this amendment, the Company overpaid $1,750 for the membership interest and was subsequently reimbursed. As of June 30, 2024, the Company has made an investment of $348,250 for a 19.9% membership interest.

(10) Leases

The following was included in our balance sheet as of June 30, 2024:

June 30, 2024
Operating leases
Assets
ROU operating lease assets	$3,268,136

Liabilities
Current portion of operating lease	$421,803
Operating lease, net of current portion	$3,025,741
Total operating lease liabilities	$3,447,544

Financing leases
Assets
Property and equipment, gross	$234,036
Accumulated depreciation	(171,068)
Property and equipment, net	$62,968

Liabilities
Current portion of financing lease	$17,208
Financing lease, net of current portion	$23,829
Total financing lease liabilities	$41,037

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023

The weighted average remaining lease term and weighted average discount rate at June 30, 2024 are as follows:

Weighted average remaining lease term (years)	June 30, 2024
Operating leases	9.22
Financing leases	2.51
Weighted average discount rate
Operating leases	4.47%
Financing leases	4.70%

Financing Lease

The Company entered into several 60-month lease agreements to finance certain laboratory and office equipment. As such, the Company has accounted for these transactions as a financing lease.

The following table reconciles future minimum financing lease payments to the discounted lease liability as of June 30, 2024:

2024-remaining	9,384
2025	18,195
2026	11,982
2027	3,994
Total lease payments	43,555
Less imputed interest	(2,518)
Total lease obligations	41,037
Less current obligations	(17,208)
Long-term lease obligations	$23,829

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023

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

On January 15, 2024, the Company entered a triple net lease agreement for a 1,900 square foot facility in Allen, Texas for a term of five years and one month. The yearly base rent of $53,675 shall increase at a rate of 2.5% per year to begin on the first anniversary lease commencement date and each year thereafter. The first month’s rent shall be abated following the commencement lease date. Upon lease execution, the Company paid two months of rent as a security deposit and one month’s rent totaling $17,999. As of June 30, 2024, the new MMIC division facility lease had not yet commenced, as the Company did not have the right to obtain substantially all the economic benefits from the use of the asset or the right to direct the use of the asset. The Company moved into the new facility on August 1, 2024.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023

The following table reconciles future minimum operating lease payments to the discounted lease liability as of June 30, 2024:

2024 remaining	349,808
2025	407,581
2026	389,397
2027	393,899
2028	404,721
Thereafter	2,313,460
Total lease payments	4,258,866
Less imputed interest	(811,322)
Total lease obligations	3,447,544
Less current obligations	(421,803)
Long-term lease obligations	$3,025,741

(11) Notes Payable

Promissory Note:

On September 12, 2019, AmpliTech Group, Inc. acquired Specialty, a privately held company based in Ronkonkoma, NY. The purchase included all inventory, orders, customers, property and equipment, and all intellectual property. The assets also included all eight team members of Specialty. The total consideration paid was $1,143,633, consisting of $668,633 in cash and a $475,000 promissory note with an interest rate of 6%. Beginning November 1, 2019, payment of principal and interest shall be due payable in fifty-nine (59) monthly payments of $9,213 with a final payment due October 1, 2024 of $9,203. As of June 30, 2024, the balance of this promissory note was $36,388. Principal payments of $44,453 along with interest expense of $1,615 were paid during the six months ended June 30, 2024.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023

Loan Payable:

On September 12, 2019, the Company was approved for a $250,000 equipment leasing facility which was subsequently increased to $500,000. The Company has borrowed against the leasing facility as follows:

●	On May 14, 2020, the Company borrowed $27,494 to be paid over a three-year term with monthly payments of $815 at an interest rate of 4.27%. The balance as of June 30, 2024 and 2023 was $0. Principal payments of $0 and $3,230, were paid for the six months ended June 30, 2024 and 2023, respectively. Total interest expense paid for the six months ended June 30, 2024 and 2023 was $0 and $30, respectively. This loan was paid in full in April 2023.

●	On June 10, 2020, the Company borrowed $41,015 to be paid over a three-year term with monthly payments of $1,216 at an interest rate of 4.28%. The balance as of June 30, 2024 and 2023 was $0. Principal payments of $0 and $6,012 were made for the six months ended June 30, 2024 and 2023, respectively. Total interest expense paid for the six months ended June 30, 2024 and 2023 was $0 and $68, respectively. This loan was paid in full in May 2023.

As of March 14, 2023, the Company closed the equipment line of credit of $500,000, which had $0 balance. All UCC filings on the Company assets have been released as well as the President’s personal guarantee.

In January 2022, the Company purchased machinery for $91,795, applying a deposit of $9,180 and financing the balance of $82,616 over 24 payments at an interest rate of 1.90%. The balance as of June 30, 2024 and 2023 was $0 and $20,949, respectively. Principal payments of $0 and $20,751 and interest expense of $0 and $314 were paid for the six months ended June 30, 2024 and 2023, respectively.

Future principal payments over the term of the loans as of June 30, 2024 are as follows:

Payments
2024 remaining	$36,388
Total remaining payments	$36,388

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023

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

For the Six Months Ended June 30, 2024 and 2023

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

As of June 30, 2024, all outstanding stock options were issued according to the Company’s 2020 Plan, and there remains 811,500 shares of common stock available for future issuance under the 2020 Plan

Stock Options:

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

For the Six Months Ended June 30, 2024 and 2023

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

Below is a table summarizing the changes in stock options outstanding for the six months ended June 30, 2024:

	Number of	Weighted Average
	Options	Exercise Price ($)
Outstanding at December 31, 2023	1,236,000	$2.30
Granted	57,500	$2.15
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2024	1,293,500	$2.30
Exercisable at June 30, 2024	604,810	$2.76

Stock-based compensation expense related to stock options of $91,901 and $225,687 was recorded for the three and six months ended June 30, 2024. As of June 30, 2024, the remaining unrecognized compensation cost related to non-vested stock options is $1,140,807 and is expected to be recognized over 4.55 years. The outstanding stock options have a weighted average remaining contractual life of 4.97 years and a total intrinsic value of $0.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023

Warrants:

Below is a table summarizing the changes in warrants outstanding for the six months ended June 30, 2024:

	Number of	Weighted Average
	Warrants	Exercise Price ($)
Outstanding at December 31, 2023	3,296,942	$7.83
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2024	3,296,942	$7.83
Exercisable at June 30, 2024	3,296,942	$7.83

Stock-based compensation expense related to warrants of $0 was recorded for the three and six months ended June 30, 2024. As of June 30, 2024, the remaining unrecognized compensation cost related to non-vested warrants is $0. The outstanding warrants have a weighted average remaining contractual life of 1.73 years and a total intrinsic value of $0.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023

Restricted Stock Units:

On May 20, 2022, 30,000 restricted stock units at an exercise price of $1.96 were issued to a board advisor. Vesting will occur in equal quarterly installments of 2,500 shares beginning on May 20, 2022. As of June 30, 2024, 15,000 shares of common stock were issued.

Below is a table summarizing the changes in restricted stock units outstanding for the six months ended June 30, 2024:

	Number of	Weighted Average
	RSU’s	Exercise Price ($)
Outstanding at December 31, 2023	12,500	1.96
Granted	-	-
Exercised	(5,000)	$1.96
Expired	-	-
Outstanding at June 30, 2024	7,500	$1.96
Exercisable at June 30, 2024	-	-

Stock-based compensation expense related to restricted stock units of $4,871 and $9,742 was recorded for the three and six months ended June 30, 2024. As of June 30, 2024, the remaining unrecognized compensation cost related to non-vested restricted stock units is $17,503. The outstanding restricted stock units have a weighted average remaining contractual life of .64 years and a total intrinsic value of $0.

(13) Subsequent events

On July 23, 2024, the Company entered into a business loan and security agreement with Altbanq Lending II LLC in the amount of $1,300,000, with an origination fee of $26,000. The loan is payable within 76 weeks through 38 bi-weekly payments of $44,816 and bears an annual interest rate of 21.2%. The loan is secured by the Company’s assets through a UCC filing. Proceeds from the business loan will be used for working capital and 5G licensing and certification fees.

On July 26,2024, the Company’s AGTGSS division entered into a licensing product agreement with a leading radio contract manufacturing company. Under the terms of the agreement, the licensor agreed to an exclusive United States distribution and global licensing rights for certain 5G telecom equipment for 18 months for the purpose of marketing, selling, renting, deployment and maintenance of the licensed products with the Company.

For these services, the Company will pay the Licensor certain software IP license fees in the amount of $1,250,000. In addition, the licensor may provide certain product certification support for certain fees.

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

AmpliTech, Inc. designs, engineers, and assembles microwave component-based low noise amplifiers (“LNA”) that meet individual customer specifications. Application of the Company’s proprietary technology results in maximum frequency gain with minimal background noise distortion as required by each customer. The Company has both domestic and international customers in such industries as aerospace, governmental, defense, and commercial satellite.

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

As a result of the fraudulent digital currency transactions noted above, the Company was a victim of a cyber phishing scam that defrauded the Company. During the six months ended June 30, 2024, the Company recorded a complete loss from the investment in digital assets of $3,248,911. As of June 30, 2024, the remaining balance of digital assets was $0.

Corporate Information

Our principal executive offices are located at 155 Plant Avenue, Hauppauge, NY 11788. Our telephone number is (631) 521-7831. Our corporate website is www.amplitechinc.com. The information on our website is not a part of, or incorporated in, this prospectus.

Results of Operations

For the Three Months Ended June 30, 2024 and June 30, 2023

Revenues

Sales decreased from $4,073,231 for the three months ended June 30, 2023, to $2,527,442 for the three months ended June 30, 2024, a decrease of $1,545,789 or approximately 37.95%. Sales in the amplifier and related passive microwave components and subsystems division decreased by $1,003,313, or 56.75%, while Spectrum sales decreased by $545,476, or 23.61%. This decline is attributable to a decrease in sales from both domestic and international customers because of global economic uncertainty. The global recession and adverse market conditions are affecting our business in terms of lost revenue.

Cost of Goods Sold and Gross Profit

Cost of goods sold decreased from $2,152,022 for the three months ended June 30, 2023, to $1,470,355 for the three months ended June 30, 2024, a decrease of $681,667 or 31.68%. Overall, this decrease is directly related to the decline in sales. As a result, gross profit was $1,057,087 for the three months ended June 30, 2024, compared to $1,921,209 for the three months ended June 30, 2023, a decrease of $864,122, or 44.98%. Overall, gross profit as a percentage of sales decreased to 41.82% from 47.17%, because of decreased sales and fulfilling sales orders with lower gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $2,165,055 for the three months ended June 30, 2024, from $1,731,414 for the three months ended June 30, 2023, an increase of $433,641 or approximately 25.05%. This increase represents primarily an increase in legal, consulting and accounting fees, primarily related to the fraudulent digital currency transaction.

Research and Development Expenses

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include salaries and benefits, consultants, outside service, and supplies.

Research and development costs for the three months ended June 30, 2024, and 2023, were $460,122 and $697,905, respectively, a decrease of $237,783, or 34.07%, resulting from a decrease in consulting expenses as the major MMIC development efforts have been completed.

Loss From Operations

As a result of the above, the Company reported a loss from operations of $1,568,090 and $508,110 for the three months ended June 30, 2024, and 2023, respectively.

Other Income (Expenses)

The Company recorded interest expense, net of $8,184 and interest income, net of $7,314 for the three months ended June 30, 2024, and 2023.

Due to market fluctuations, the Company recorded an unrealized gain on investments of $19,056 and a realized gain on investments of $8,979 for the three months ended June 30, 2023.

Net Loss

The Company reported a net loss of $1,576,274 and $472,761 for the three months ended June 30, 2024 and 2023.

For the Six Months Ended June 30, 2024 and June 30, 2023

Revenues

Sales decreased from $8,185,530 for the six months ended June 30, 2023, to $4,820,773 for the six months ended June 30, 2024, a decrease of $3,364,757 or approximately 41.11%. Sales in the amplifier and related passive microwave components and subsystems division decreased by $1,181,645, or 39.59%. Spectrum sales decreased by $2,183,112, or 41.98%. This decline is attributable to a decrease in sales from both domestic and international customers because of global economic uncertainty. The global recession and adverse market conditions are affecting our business in terms of lost revenue.

Cost of Goods Sold and Gross Profit

Cost of Goods Sold decreased from $4,401,540 for the six months ended June 30, 2023, to $2,881,056 for the six months ended June 30, 2024, a decrease of $1,520,484 or 34.54%. Overall, this decrease is directly related to the decline in sales. As a result, gross profit was $1,939,717 for the six months ended June 30, 2024, compared to $3,783,990 for the six months ended June 30, 2023, a decrease of $1,844,273, or 48.74%. Overall, gross profit as a percentage of sales decreased from 46.23% to 40.24%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $4,198,802 for the six months ended June 30, 2024, from $3,693,326 for the six months ended June 30, 2023, an increase of $505,476 or approximately 13.69%. This increase represents primarily an increase in legal, consulting and accounting fees, primarily related to the fraudulent digital currency transactions.

Research and Development Expenses

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include consultants, outside service, and supplies.

Research and development costs for the six months ended June 30, 2024, and 2023, were $736,877 and $1,217,885, respectively, a decrease of $481,008 or 39.50%, resulting from a decrease in consulting expenses as the major MMIC development efforts have been completed.

Loss From Operations

As a result of the above, the Company reported a loss from operations of $2,995,962 and $1,127,221 for the six months ended June 30, 2024 and 2023, respectively.

Other Income (Expenses)

The Company recorded net interest expense of $12,527 and net interest income of $21,085 for the six months ended June 30, 2024 and 2023.

Due to market fluctuations, the Company recorded an unrealized gain on investments of $37,602 for the six months ended June 30, 2023. In addition, the Company recorded a realized gain on investments of $25,965 and $13,807, respectively for the six months ended June 30, 2024 and 2023.

As a result of the fraudulent digital currency transactions noted above, during the six months ended June 30, 2024, the Company recorded an impairment loss of $3,248,911 related to digital assets.

Net Loss

The Company reported a net loss of $6,231,435 and $1,054,727 for the six months ended June 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

Operating Activities

The net cash used in operating activities for the six months ended June 30, 2024, was $ 2,396,466 resulting primarily from the net loss and operating changes in accounts receivable, inventories, prepaid expenses, accounts payable and accrued expenses, customer deposits and operating lease obligations.

The net cash used in operating activities for the six months ended June 30, 2023, was $1,256,886 resulting primarily from the net loss and operating changes in accounts receivable, inventories, prepaid expenses, accounts payable and accrued expenses and operating lease obligations.

Investing Activities

The net cash used in investing activities for the six months ended June 30, 2024, was $3,262,591 for the purchase of equipment and investment in digital assets.

The net cash used in investing activities for the six months ended June 30, 2023, was $3,547,692 of which $776,507 related to the purchase of equipment and $2,771,185 for the net purchases of marketable securities.

Financing Activities

The net cash used in financing activities for the six months ended June 30, 2024, was $52,752, resulting primarily from the repayments of notes payable and financing lease liabilities.

The net cash used in financing activities for the six months ended June 30, 2023, was $2,286,500, resulting primarily from the repayments of notes payable, financing lease liabilities, and the revenue earnout.

As of June 30, 2024, we had cash and cash equivalents of $1,014,204, working capital of $9,995,731, and an accumulated deficit of $16,001,158.

As of December 31, 2023, we had cash and cash equivalents of $6,726,013, working capital of $15,649,254, and an accumulated deficit of $9,769,723.

We intend to continue to finance our internal growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof. We believe that our cash to be provided from operations, cash on hand and current working capital, will be sufficient to fund our operations for the next twelve months.

On July 23, 2024, the Company entered into a business loan and security agreement with Altbanq Lending II LLC in the amount of $1,300,000, with an origination fee of $26,000. The loan is payable within 76 weeks through 38 bi-weekly payments of $44,816 and bears an annual interest rate of 21.2%. The loan is secured by the Company’s assets through a UCC filing. Proceeds from the business loan will be used for working capital and 5G licensing and certification fees.

Critical Accounting Policies, Estimates and Assumptions

The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and those that require significant judgment and estimates.

The discussion and analysis of our financial condition and results of operations is based upon financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates, including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the six-month period ended June 30, 2024, to the items disclosed as critical accounting policies in management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Based on that evaluation, as of June 30, 2024, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period covered by this report. Please refer to the March 31, 2024 10Q filed on May 28, 2024.

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

AmpliTech Group, Inc.

Date: August 14, 2024	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Louisa Sanfratello
Louisa Sanfratello
Chief Financial Officer
(Principal Financial and Accounting Officer)

