Form 10-Q
period 2024-09-30
AmpliTech Group, Inc.
filed 2024-11-14
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to__________

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

As of November 8, 2024, the registrant had 11,091,601 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2024

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AmpliTech Group, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,076,537	$6,726,013
Accounts receivable	1,275,931	2,542,710
Inventories, net	7,548,159	6,537,578
Prepaid expenses	2,747,309	1,342,335
Total Current Assets	12,647,936	17,148,636

Property and equipment, net	2,349,796	2,599,448
Operating lease right of use assets	4,517,685	3,538,798
Intangible assets, net	2,871,625	2,984,133
Goodwill	4,696,883	4,696,883
Cost method investment	348,250	348,250
Security deposits	114,174	91,481

Total Assets	$27,546,349	$31,407,629

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$1,111,298	$846,179
Customer deposits	145,428	14,239
Current portion of financing lease obligations	17,379	16,799
Current portion of operating lease obligations	447,556	541,324
Current portion of notes payable	854,214	80,841
Total Current Liabilities	2,575,875	1,499,382

Long-term Liabilities
Financing lease obligations, net of current portion	20,321	32,537
Operating lease obligations, net of current portion	4,255,140	3,171,979
Notes payable, net of current portion	294,381	-
Deferred tax liability	24,000	24,000
Total Liabilities	7,169,717	4,727,898

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.001, 500,000,000 shares authorized, 11,091,601 and 9,714,613 shares issued and outstanding, respectively	11,092	9,715
Additional paid-in capital	37,556,381	36,439,739
Accumulated deficit	(17,190,841)	(9,769,723)

Total Stockholders’ Equity	20,376,632	26,679,731

Total Liabilities and Stockholders’ Equity	$27,546,349	$31,407,629

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023

Revenues	$2,834,512	$3,387,169	$7,655,285	$11,572,699

Cost of Goods Sold	1,486,583	1,904,388	4,367,639	6,305,928

Gross Profit	1,347,929	1,482,781	3,287,646	5,266,771

Operating Expenses
Selling, general and administrative	1,864,245	1,984,452	6,063,047	5,677,778
Research and development	572,422	425,573	1,309,299	1,643,458
Total Operating Expenses	2,436,667	2,410,025	7,372,346	7,321,236

Loss From Operations	(1,088,738)	(927,244)	(4,084,700)	(2,054,465)

Other Income (Expenses)
Loss on investment in digital assets	-	-	(3,248,911)	-
Unrealized gain on investments	-	4,098	-	41,700
Realized gain on investments	-	36,187	25,965	49,994
Interest Income (expense), net	(100,945)	(750)	(113,472)	20,335
Total Other Income (Expenses)	(100,945)	39,535	(3,336,418)	112,029

Net Loss Before Income Taxes	(1,189,683)	(887,709)	(7,421,118)	(1,942,436)

Provision For Income Taxes	-	-	-	-

Net Loss	$(1,189,683)	$(887,709)	$(7,421,118)	$(1,942,436)

Net Loss Per Share;
Basic and diluted	$(0.12)	$(0.09)	$(0.76)	$(0.20)

Weighted Average Common Shares Outstanding;
Basic and diluted	10,003,556	9,662,003	9,813,200	9,645,367

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	For The Three Months Ended September 30, 2024

	Common Stock		Additional		Total
	Number of	Par	Paid-In	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Equity

Balance, June 30, 2024	9,719,613	$9,720	$36,675,164	$(16,001,158)	$20,683,726

Stock based compensation	-	-	94,463	-	94,463

Common stock issued for vesting of RSU’s	2,500	3	(3)	-	-

Common stock issued in offering	1,369,488	1,369	786,757	-	788,126

Net loss for the three months ended September 30, 2024	-	-	-	(1,189,683)	(1,189,683)

Balance, September 30, 2024	11,091,601	$11,092	$37,556,381	$(17,190,841)	$20,376,632

	For The Nine Months Ended September 30, 2024

Balance, December 31, 2023	9,714,613	$9,715	$36,439,739	$(9,769,723)	$26,679,731

Stock based compensation	-	-	329,893	-	329,893

Common stock issued for vesting of RSU’s	7,500	8	(8)	-	-

Common stock issued in offering	1,369,488	1,369	786,757	-	788,126

Net loss for the nine months ended September 30, 2024	-	-	-	(7,421,118)	(7,421,118)

Balance, September 30, 2024	11,091,601	$11,092	$37,556,381	$(17,190,841)	$20,376,632

	For the Three Months Ended September 30, 2023

	Common Stock		Additional		Total
	Number of	Par	Paid-In	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Equity

Balance, June 30, 2023	9,639,613	$9,640	$36,181,131	$(8,359,011)	$27,831,760

Stock based compensation	-	-	149,624	-	149,624

Common stock issued for vesting of RSU’s	47,500	47	(47)	-	-

Net loss for the three months ended September 30, 2023	-	-	-	(887,709)	(887,709)

Balance, September 30, 2023	9,687,113	$9,687	$36,330,708	$(9,246,720)	$27,093,675

	For The Nine Months Ended September 30, 2023

Balance, December 31, 2022	9,634,613	$9,635	$36,050,161	$(7,304,284)	$28,755,512

Stock based compensation	-	-	280,599	-	280,599

Common stock issued for vesting of RSU’s	52,500	52	(52)	-	-

Net loss for the nine months ended September 30, 2023	-	-	-	(1,942,436)	(1,942,436)

Balance, September 30, 2023	9,687,113	$9,687	$36,330,708	$(9,246,720)	$27,093,675

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For The Nine Months Ended
	September 30,	September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(7,421,118)	$(1,942,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	388,590	359,416
Operating lease costs	414,356	411,475
Stock based compensation	329,893	280,599
Amortization of debt discount	89,509
Gain on termination of right-of-use operating lease	-	(8,461)
Inventory reserve	17,000	-
Change in fair value of marketable securities	-	(41,700)
Loss on investment of digital assets	3,248,911	-
Changes in Operating Assets and Liabilities:
Accounts receivable	1,266,779	(37,879)
Inventories	(1,027,581)	24,279
Prepaid expenses	(1,409,447)	(883,614)
Security deposits	(22,693)	21,704
Accounts payable and accrued expenses	265,119	586,033
Operating lease obligations	(399,376)	(392,188)
Customer deposits	131,189	(143,318)
Net cash used in operating activities	(4,128,869)	(1,766,090)

Cash Flows from Investing Activities:
Purchase of property and equipment	(26,431)	(931,692)
Net investment in marketable securities	(3,248,911)	(2,808,022)
Net cash used in investing activities	(3,275,342)	(3,739,714)

Cash Flows from Financing Activities:
Net proceeds from issuance of common shares in a private equity offering	788,126	-
Net proceeds from notes payable	1,274,000	-
Repayment on financing lease liabilities	(11,636)	(29,404)
Repayment of notes payable	(295,755)	(116,482)
Payment of revenue earnout	-	(2,180,826)
Net cash from (used in) financing activities	1,754,735	(2,326,712)

Net change in cash and cash equivalents	(5,649,476)	(7,832,516)

Cash and Cash Equivalents, Beginning of the Period	6,726,013	13,290,222

Cash and Cash Equivalents, End of the Period	$1,076,537	$5,457,706

Supplemental disclosures:
Cash paid for interest expense	$116,673	$23,359
Cash paid for income taxes	$-	$10,200

Non-Cash Investing and Financing Activities:
Common Stock issued on vesting of RSUs	$8	$52
Gain on termination of right-of-use operating lease	$-	$8,461
Disposal of property and equipment	$61,133	$-
Debt Discount on notes payable	$429,000	$-
Operating lease right-of-use asset and liability measurement	$13,932,242	$-

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

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

For the Nine Months Ended September 30, 2024 and 2023

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

As a result of the fraudulent digital currency transactions noted above, the Company was a victim of a cyber phishing scam that defrauded the Company. During the nine months ended September 30, 2024, the Company recorded a complete loss from the investment in digital assets of $3,248,911. As of September 30, 2024, the remaining balance of digital assets was $0.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

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

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments and marketable securities that have original maturities of less than three months, when purchased, to be cash equivalents. As of September 30, 2024 the Company’s cash and cash equivalents were deposited in four financial institutions.

The Company’s policy is to place its cash and cash equivalents with high-quality, major financial and investment institutions to limit the amount of credit exposure. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2024 and December 31, 2023, the Company had $466,399 and $3,170,500 in excess of FDIC insured limits, respectively. The Company has not experienced any losses in such accounts.

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

An allowance of $0 has been recorded at September 30, 2024 and December 31, 2023, respectively.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

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

As of September 30, 2024 and December 31, 2023 the reserve for inventory obsolescence was $1,164,000 and $1,146,000, respectively.

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

For the Nine Months Ended September 30, 2024 and 2023

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

The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount of fair value less costs to sell and would no longer be depreciated. The depreciable basis of assets that are impaired and continue in use is their respective fair values. During the nine months ended September 30, 2024 and the year ended December 31, 2023, there were no impairments of long-lived assets.

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

For the Nine Months Ended September 30, 2024 and 2023

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

During the nine months ended September 30, 2024 and the year ended December 31, 2023, there were no impairments of indefinite-lived intangible assets.

Investment Policy-Cost Method

Investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not control or have the ability to exercise considerable influence over operating and financial policies. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, adjusted for observable price changes of similar investments of the same issuer. Fair value is not estimated for these investments if there are no identified events or changes in circumstances that may influence the fair value of the investment. Under this method, the Company’s share of the earnings or losses of such investee companies is not included in the consolidated balance sheet or consolidated statements of operations. The Company held $348,250 of investments without readily determinable fair values at September 30, 2024 and December 31, 2023, respectively. (see Note 9). These investments are included in other assets on the consolidated balance sheets. There were no indicators of impairment during the nine months ended September 30, 2024 and the year ended December 31, 2023.

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

For the Nine Months Ended September 30, 2024 and 2023

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of September 30, 2024 contained a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, rebates, discounts, and other adjustments. The estimates of variable consideration are based on historical payment experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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

Research and development costs for the nine months ended September 30, 2024 and 2023, were $1,309,299 and $1,643,458, respectively.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

Income Taxes

The Company’s deferred tax assets and liabilities for the expected future tax consequences of events have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At September 30, 2024 and December 31, 2023, the Company had no material unrecognized tax benefits.

Earnings Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is calculated by adjusting the weighted average number of shares of common stock outstanding for the dilutive effect, if any, of common stock equivalents. Common stock equivalents whose effect would be anti-dilutive are not included in diluted earnings (loss) per share. The Company uses the treasury stock method to determine the dilutive effect, which assumes that all common stock equivalents have been exercised at the beginning of the period and that the funds obtained from those exercises were used to repurchase shares of common stock of the Company at the average closing market price during the period. As of September 30, 2024 and 2023, there were 4,586,800 and 4,247,942, respectively, potential common share equivalents from stock options excluded from the diluted loss per share calculations as their effect is anti-dilutive.

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

For the Nine Months Ended September 30, 2024 and 2023

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

For the Nine Months Ended September 30, 2024 and 2023

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

(4) Revenues

The following table presents sales disaggregated based on geographic regions and for the three and nine months ended:

	Three months ended
	Sept. 30, 2024	Sept. 30, 2023
AmpliTech Inc. and Specialty Microwave
Domestic sales	$522,919	$1,120,578
International sales	238,970	460,435
Total sales	$761,889	$1,581,013

Spectrum
Domestic sales	$1,607,677	$1,201,856
International sales	464,946	604,300
Total sales	$2,072,623	$1,806,156

Total sales	$2,834,512	$3,387,169

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

	Nine months ended
	Sept. 30, 2024	Sept. 30, 2023
AmpliTech Inc. and Specialty Microwave
Domestic sales	$1,918,295	$3,588,637
International sales	646,725	977,152
Total sales	$2,565,020	$4,565,789

Spectrum
Domestic sales	$3,789,111	$4,577,466
International sales	1,301,154	2,429,444
Total sales	$5,090,265	$7,006,910

Total sales	$7,655,285	$11,572,699

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

The following table presents summary information by segment for the three months ended September 30, 2024:

	Manufacturing and Engineering	Distribution	Corporate	Total
Revenue	$761,889	$2,072,623	$-	$2,834,512
Cost of Goods Sold	730,027	756,556	-	1,486,583
Net Loss	(1,401,246)	579,172	(367,609)	(1,189,683)
Total Assets	11,883,507	15,580,896	81,946	27,546,349
Depreciation and Amortization	100,641	29,504	-	130,145
Interest Expense, net	9,941	-	91,004	100,945

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

The following table presents summary information by segment for the nine months ended September 30, 2024:

	Manufacturing and Engineering	Distribution	Corporate	Total
Revenue	$2,565,020	$5,090,265	$-	$7,655,285
Cost of Goods Sold	2,129,328	2,238,311	-	4,367,639
Net Income (Loss)	(3,721,055)	783,306	(4,483,369)	(7,421,118)
Total Assets	11,883,507	15,580,896	81,946	27,546,349
Depreciation and Amortization	301,242	87,348	-	388,590
Interest Expense, net	17,468	-	96,004	113,472

(6) Inventories

The inventory consists of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Raw Materials	$1,320,434	$959,645
Work-in Progress	100,522	51,140
Finished Goods	7,291,203	6,672,793
Subtotal	$8,712,159	$7,683,578
Less: Reserve for Obsolescence	(1,164,000)	(1,146,000)

Total	$7,548,159	$6,537,578

(7) Property and Equipment

Property and Equipment consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Lab Equipment	$3,412,958	$3,400,207
Manufacturing Equipment	129,745	129,745
Automobiles	7,335	7,335
Computer Equipment and Software	146,785	194,238
Leasehold Improvements	84,172	84,172
Furniture and Fixtures	170,643	170,643

Subtotal	3,951,638	3,986,340

Less: Accumulated Depreciation	(1,601,842)	(1,386,892)

Total	$2,349,796	$2,599,448

Depreciation expense for the three months ended September 30, 2024 and 2023 was $92,567 and $91,715 respectively, of which $71,144 and $68,819 respectively were included in cost of goods sold.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

Depreciation expense for the nine months ended September 30, 2024 and 2023 was $276,082 and $247,019 respectively, of which $213,391 and $185,239, respectively were included in cost of goods sold.

Property and equipment purchased in the amount of $234,036 under financing leases is included in the totals above. As of September 30, 2024 and 2023, the outstanding balance of the financing leases were $37,700 and $49,336, respectively.

Disposal of property and equipment as of September 30, 2024 was $61,133.

(8) Goodwill and Intangible Assets

Goodwill

Goodwill is related to the acquisition of Spectrum Semiconductor Materials Inc. on December 15, 2021. Goodwill is primarily related to expected improvements and technology performance and functionality, as well as sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. Goodwill is generally not amortizable for tax and financial statement purposes. As of September 30, 2024 and December 31, 2023, goodwill was $4,696,883, respectively.

Other Intangible Assets

Intangible assets consisted of the following at September 30, 2024:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life
Trade name	$584,517	$-	$584,517	Indefinite
Customer relationships	2,591,491	438,691	2,152,800	16.06
Intellectual Property	202,771	68,463	134,308	9.96

Total	$3,378,779	$507,154	$2,871,625

Amortization expense for the three months ended September 30, 2024 and 2023 was $37,578, respectively.

Amortization expense for the nine months ended September 30, 2024 and 2023 was $112,508 and $112,397, respectively.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

Annual amortization of intangible assets are as follows:

2024 remaining	37,465
2025	149,974
2026	149,974
2027	149,974
2028	149,974
Thereafter	1,649,747
$2,287,108

(9) Cost Method Investment

On June 10, 2021, the Company entered into a membership interest purchase agreement with SN2N, LLC for an aggregate purchase price of $350,000, to be paid in four tranches. Each tranche represented a 5% membership interest, and in aggregate a 20% membership interest. On June 15, 2022, an amendment to the membership interest purchase agreement was made to reflect a 19.9% membership interest. Considering this amendment, the Company overpaid $1,750 for the membership interest and was subsequently reimbursed. As of September 30, 2024, the Company has made an investment of $348,250 for a 19.9% membership interest.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

(10) Leases

The following was included in our balance sheet as of September 30, 2024:

September 30, 2024
Operating leases
Assets
ROU operating lease assets	$4,517,685

Liabilities
Current portion of operating lease	$447,556
Operating lease, net of current portion	$4,255,140
Total operating lease liabilities	$4,702,696

Financing leases
Assets
Property and equipment, gross	$234,036
Accumulated depreciation	(180,643)
Property and equipment, net	$53,393

Liabilities
Current portion of financing lease	$17,379
Financing lease, net of current portion	$20,321
Total financing lease liabilities	$37,700

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

The weighted average remaining lease term and weighted average discount rate at September 30, 2024 are as follows:

Weighted average remaining lease term (years)	September 30, 2024
Operating leases	8.18
Financing leases	2.29
Weighted average discount rate
Operating leases	6.42%
Financing leases	4.68%

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

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

On December 15, 2021, the Company assumed the SSM lease agreement for office and warehouse space in San Jose, CA, with the same terms and conditions. Effective February 1, 2020, the lease term will expire on January 31, 2025, with a base rent of $24,234 for the first 12 months and increases by approximately 3% every year. On September 6, 2024, the lease was amended extending the lease term to March 31, 2030 while maintaining the base rent of $24,234 and 3% increases for each year thereafter.

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

The following table reconciles future minimum operating lease payments to the discounted lease liability as of September 30, 2024:

2024 remaining	188,322
2025	728,280
2026	743,301
2027	757,493
2028	779,311
Thereafter	2,762,279
Total lease payments	5,958,986
Less imputed interest	(1,256,290)
Total lease obligations	4,702,696
Less current obligations	(447,556)
Long-term lease obligations	$4,255,140

Financing Lease

The Company entered into several 60-month lease agreements to finance certain laboratory and office equipment. As such, the Company has accounted for these transactions as a financing lease.

The following table reconciles future minimum financing lease payments to the discounted lease liability as of September 30, 2024:

2024 remaining	5,687
2025	18,195
2026	11,982
2027	3,994
Total lease payments	39,858
Less imputed interest	(2,158)
Total lease obligations	37,700
Less current obligations	(17,379)
Long-term lease obligations	$20,321

(11) Notes Payable

Promissory Note:

On September 12, 2019, AmpliTech Group, Inc. acquired Specialty, a privately held company based in Ronkonkoma, NY. The purchase included all inventory, orders, customers, property and equipment, and all intellectual property. The assets also included all eight team members of Specialty. The total consideration paid was $1,143,633, consisting of $668,633 in cash and a $475,000 promissory note with an interest rate of 6%. Beginning November 1, 2019, payment of principal and interest shall be due payable in fifty-nine (59) monthly payments of $9,213 with a final payment due October 1, 2024 of $9,203. As of September 30, 2024, the balance of this promissory note was $9,166. Principal payments of $64,473 along with interest expense of $2,035 were paid during the nine months ended September 30, 2024.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

Loan Payable:

On September 12, 2019, the Company was approved for a $250,000 equipment leasing facility which was subsequently increased to $500,000. The Company has borrowed against the leasing facility as follows:

●	On May 14, 2020, the Company borrowed $27,494 to be paid over a three-year term with monthly payments of $815 at an interest rate of 4.27%. The balance as of September 30, 2024 was $0. Principal payments of $3,230 and interest expense of $30 were paid for the nine months ended September 30, 2023. This loan was paid in full in April 2023.

●	On June 10, 2020, the Company borrowed $41,015 to be paid over a three-year term with monthly payments of $1,216 at an interest rate of 4.28%. The balance as of September 30, 2024 was $0. Principal payments of $6,012 and interest expense of $68 were paid for the nine months ended September 30, 2023. This loan was paid in full in May 2023.

As of March 14, 2023, the Company closed the equipment line of credit of $500,000, which had $0 balance. All UCC filings on the Company assets have been released as well as the President’s personal guarantee.

In January 2022, the Company purchased machinery for $91,795, applying a deposit of $9,180 and financing the balance of $82,616 over 24 payments at an interest rate of 1.90%. The balance as of September 30, 2024 and 2023 was $0 and $10,499, respectively. Principal payments of $0 and $31,201 and interest expense of $0 and $397 were paid for the nine months ended September 30, 2024 and 2023, respectively.

On July 23, 2024, the Company entered into a business loan and security agreement with Altbanq Lending II LLC in the amount of $1,300,000, with an origination fee of $26,000 and an original issue discount of $403,000. The loan is payable within 76 weeks through 38 bi-weekly payments of $44,816 and bears an annual interest rate of 21.2% with prepayment options. The loan is secured by the Company’s assets through an UCC filing. Proceeds from the business loan will be used for working capital and 5G licensing and certification fees. The balance as of September 30, 2024 was $1,139,429, net of the debt discount. Principal payments of $224,080 and $89,509 of interest expense were paid for the nine month ended September 30, 2024.

Future principal payments over the term of the loans as of September 30, 2024 are as follows:

Payments
2024 remaining	$278,062
2025	1,165,216
2026	44,808
Discount	(339,491)
Total remaining payments	$1,148,595

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

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

For the Nine Months Ended September 30, 2024 and 2023

Common Stock:

The Company originally authorized 50,000,000 shares of common stock with a par value of $0.001. Effective May 20, 2014, the Company increased its authorized shares of common stock from 50,000,000 to 500,000,000.

On February 17, 2021, AmpliTech Group Inc., common stock and warrants under the symbols “AMPG” and “AMPGW”, respectively, commenced trading on NASDAQ.

On September 9, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single institutional investor for the sale by the Company of 1,369,488 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share at a per share price of $0.7302. The closing of the offering occurred on September 11, 2024, subject to satisfaction of customary closing conditions (the “Closing Date”). The gross proceeds to the Company from the offering was approximately $1.0 million, before deducting the placement agent’s fees and other estimated offering expenses payable by the Company in the amount of $211,875. Pursuant to the Purchase Agreement, the Company agreed not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of, any shares of common stock or any securities convertible into or exercisable or exchangeable for shares of common stock or file any registration statement or prospectus, or any amendment or supplement thereto for 30 days after the Closing Date, subject to certain exceptions. In addition, the Company agreed not to effect or enter into an agreement to affect any issuance of common stock or any securities convertible into or exercisable or exchangeable for shares of common stock involving a Variable Rate Transaction (as defined in the Purchase Agreement) until 30 days after the Closing Date, subject to certain exceptions. The offering of the Shares was made pursuant to a shelf registration statement on Form S-3 (File No. 333-278657) (the “Registration Statement”), which was originally filed by the Company with the Securities and Exchange Commission on April 12, 2024, and declared effective on April 24, 2024. The Company filed a prospectus supplement dated September 9, 2024 with the U.S. Securities and Exchange Commission in connection with the offer and sale of the Shares on September 11, 2024 (“Prospectus Supplement”).

In connection with the offering of the Shares, on September 9, 2024, the Company entered into a placement agency agreement with Maxim Group LLC (the “Placement Agent”) pursuant to which the Company agreed to pay the Placement Agent an aggregate fee equal to 6.5% of the aggregate gross proceeds received by the Company from the sale of the Shares in the offering. The Company also agreed to reimburse the Placement Agent for up to $25,000 in accountable expenses, including the Placement Agent’s legal counsel’s fees.

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

As of September 30, 2024, all outstanding stock options were issued according to the Company’s 2020 Plan, and there remains 820,142 shares of common stock available for future issuance under the 2020 Plan.

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

On January 25, 2024, the Company granted an independent contractor ten-year stock options to purchase 50,000 shares of common stock according to the Company’s 2020 Plan. 20,000 stock options vested immediately and the balance of 30,000 shall vest in equal quarterly installments over three years commencing on June 30, 2024, with an exercise price of $2.19 per share. The Company has calculated these options estimated fair market value at $98,600 using the Black-Scholes model, with the following assumptions: expected term of 10.00 years, stock price of $2.19, exercise price of $2.19, volatility of 123.0%, risk-free rate of 4.07%, and no forfeiture rate.

Below is a table summarizing the changes in stock options outstanding for the nine months ended September 30, 2024:

	Number of	Weighted Average
	Options	Exercise Price ($)
Outstanding at December 31, 2023	1,236,000	$2.30
Granted	57,500	$2.15
Exercised	-	-
Expired	(8,642)	$2.29
Outstanding at September 30, 2024	1,284,858	$2.30
Exercisable at September 30, 2024	674,560	$2.67

Stock-based compensation expense related to stock options of $89,539 and $315,227 was recorded for the three and nine months ended September 30, 2024. As of September 30, 2024, the remaining unrecognized compensation cost related to non-vested stock options is $1,033,048 and is expected to be recognized over 4.30 years. The outstanding stock options have a weighted average remaining contractual life of 4.31 years and a total intrinsic value of $0.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

Warrants:

Below is a table summarizing the changes in warrants outstanding for the nine months ended September 30, 2024:

	Number of	Weighted Average
	Warrants	Exercise Price ($)
Outstanding at December 31, 2023	3,296,942	$7.83
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2024	3,296,942	$7.83
Exercisable at September 30, 2024	3,296,942	$7.83

Stock-based compensation expense related to warrants of $0 was recorded for the three and nine months ended September 30, 2024. As of September 30, 2024, the remaining unrecognized compensation cost related to non-vested warrants is $0. The outstanding warrants have a weighted average remaining contractual life of 1.48 years and a total intrinsic value of $0.

Restricted Stock Units:

On May 20, 2022, 30,000 restricted stock units at an exercise price of $1.96 were issued to a board advisor. Vesting will occur in equal quarterly installments of 2,500 shares beginning on May 20, 2022. As of September 30, 2024, 25,000 shares of common stock were issued.

Below is a table summarizing the changes in restricted stock units outstanding for the nine months ended September 30, 2024:

	Number of	Weighted Average
	RSU’s	Exercise Price ($)
Outstanding at December 31, 2023	12,500	$1.96
Granted	-	-
Exercised	(7,500)	$1.96
Expired	-	-
Outstanding at September 30, 2024	5,000	$1.96

Stock-based compensation expense related to restricted stock units of $4,924 and $14,666 was recorded for the three and nine months ended September 30, 2024. As of September 30, 2024, the remaining unrecognized compensation cost related to non-vested restricted stock units is $12,579. The outstanding restricted stock units have a weighted average remaining contractual life of .39 years and a total intrinsic value of $0.

(13) Commitments and Contingencies

On July 26, 2024, the Company’s AGTGSS division entered into a licensing product agreement. Under the terms of the agreement, the licensor agreed to an exclusive United States distribution and global licensing rights for certain 5G telecom equipment for 18 months for the purpose of marketing, selling, renting, deployment and maintenance of the licensed products with the Company. For services, the Company will pay the Licensor certain software IP license fees in the amount of $1,250,000. In addition, the licensor may provide certain product certification support for certain fees. As of September 30, 2024, we have paid $710,000 towards the licensing agreement.

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

As a result of the fraudulent digital currency transactions noted above, the Company was a victim of a cyber phishing scam that defrauded the Company. During the nine months ended September 30, 2024, the Company recorded a complete loss from the investment in digital assets of $3,248,911. As of September 30, 2024, the remaining balance of digital assets was $0.

Corporate Information

Our principal executive offices are located at 155 Plant Avenue, Hauppauge, NY 11788. Our telephone number is (631) 521-7831. Our corporate website is www.amplitechinc.com. The information on our website is not a part of, or incorporated in, this prospectus.

Results of Operations

For the Three Months Ended September 30, 2024 and September 30, 2023

Revenues

Sales decreased from $3,387,169 for the three months ended September 30, 2023, to $2,834,512 for the three months ended September 30, 2024, a decrease of $552,657 or approximately 16.32%. Sales in the amplifier and related passive microwave components and subsystems division decreased by $819,124, or 51.81%, while Spectrum sales increased by $266,467, or 14.75%. Overall, this decline is attributable to a decrease in sales from both domestic and international customers because of global economic uncertainty. The global recession and adverse market conditions are affecting our business in terms of lost revenue.

Cost of Goods Sold and Gross Profit

Cost of goods sold decreased from $1,904,388 for the three months ended September 30, 2023, to $1,486,583 for the three months ended September 30, 2024, a decrease of $417,805 or 21.94%. Overall, this decrease is directly related to the decline in sales. As a result, gross profit was $1,347,929 for the three months ended September 30, 2024, compared to $1,482,781 for the three months ended September 30, 2023, a decrease of $134,852, or 9.10%. Overall, the Company maintained a healthy gross profit margin as a percentage of sales of 47.55% as compared to 43.78% for the three months ended September 30, 2023, an increase of 3.78%, amid inflationary pressures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $1,864,245 for the three months ended September 30, 2024, from $1,984,452 for the three months ended September 30, 2023, a decrease of $120,207 or approximately 6.06%, as a result in the decrease in salaries, office expense and IR/PR, offset against the increase in legal and accounting expenses.

Research and Development Expenses

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include salaries and benefits, consultants, outside service, and supplies.

Research and development costs for the three months ended September 30, 2024, and 2023, were $572,422 and $425,573 respectively, an increase of $146,849, or 34.51%, resulting from an increase in rent, moving expenses and software licensing.

Loss From Operations

As a result of the above, the Company reported a loss from operations of $1,088,738 and $927,244 for the three months ended September 30, 2024, and 2023, respectively, an increase of $161,494 or 17.42%.

Other Income (Expenses)

The Company recorded interest expense, net of $100,945 and $750 for the three months ended September 30, 2024, and 2023, respectively, an increase of $100,195 because of the debt financing obtained during the quarter.

Due to market fluctuations, the Company recorded an unrealized gain on investments of $4,098 and a realized gain on investments of $36,187 for the three months ended September 30, 2023.

Net Loss

The Company reported a net loss of $1,189,683 and $887,709 for the three months ended September 30, 2024 and 2023, an increase of $301,974, or 34.02%.

For the Nine Months Ended September 30, 2024 and September 30, 2023

Revenues

Sales decreased from $11,572,699 for the nine months ended September 30, 2023, to $7,655,285 for the nine months ended September 30, 2024, a decrease of $3,917,414 or approximately 33.85%. Sales in the amplifier and related passive microwave components and subsystems division decreased by $2,000,769, or 43.82%. Spectrum sales decreased by $1,916,645, or 27.35%. This decrease in sales is attributable to the decrease in global demand and recessionary market dynamics affecting most of our customers across all divisions and product lines.

Cost of Goods Sold and Gross Profit

Cost of Goods Sold decreased from $6,305,928 for the nine months ended September 30, 2023, to $4,367,639 for the nine months ended September 30, 2024, a decrease of $1,938,289 or 30.74%. Overall, this decrease is directly related to the decline in sales. As a result, gross profit was $3,287,646 for the nine months ended September 30, 2024, compared to $5,266,771 for the nine months ended September 30, 2023, a decrease of $1,979,125 or 37.58%. Overall, gross profit as a percentage of sales decreased from 45.51% to 42.95%, or 2.56%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $6,063,047 for the nine months ended September 30, 2024, from $5,677,778 for the nine months ended September 30, 2023, an increase of $385,269 or approximately 6.79%. This increase represents primarily an increase in legal, consulting and accounting fees, offset against the decrease in trade show expenses, employee benefits and IR/PR.

Research and Development Expenses

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include consultants, outside service, and supplies.

Research and development costs for the nine months ended September 30, 2024, and 2023, were $1,309,299 and $1,643,458, respectively, a decrease of $344,159 or 20.33%, resulting from a decrease in consulting/foundry expenses as the major MMIC development efforts have been completed offset against an increase in rent, moving expenses and software licensing.

Loss From Operations

As a result of the above, the Company reported a loss from operations of $4,084,700 and $2,054,465 for the nine months ended September 30, 2024 and 2023, respectively, an increase of $2,030,235, or 98.82%.

Other Income (Expenses)

The Company recorded net interest expense of $113,472 and net interest income of $20,335 for the nine months ended September 30, 2024 and 2023, an increase of $133,807, or 658.01%. Interest expense increased as a result of the debt financing obtained during the quarter.

Due to market fluctuations, the Company recorded a realized gain on investments of $25,965 and $49,994 for the nine months ended September 30, 2024 and 2023, respectively. In addition, the Company recorded an unrealized gain on investments of $41,700 for the nine months ended September 30, 2023.

As a result of the fraudulent digital currency transactions noted above, during the nine months ended September 30, 2024, the Company recorded an impairment loss of $3,248,911 related to digital assets.

Net Loss

The Company reported a net loss of $7,421,118 and $1,942,436 for the nine months ended September 30, 2024 and 2023, respectively, an increase of $5,478,682, or 282.05%.

Cash Flow

Operating Activities

The net cash used in operating activities for the nine months ended September 30, 2024, was $4,128,869 resulting primarily from the net loss and operating changes in accounts receivable, inventories, prepaid expenses, accounts payable and accrued expenses, customer deposits and operating lease obligations.

The net cash used in operating activities for the nine months ended September 30, 2023 was $1,766,090 resulting primarily from the net loss and operating changes in accounts receivable, inventories, prepaid expenses, accounts payable and accrued expenses, operating lease liability and customer deposits

Investing Activities

The net cash used in investing activities for the nine months ended September 30, 2024, was $3,275,342 of which $26,431 related to the purchase of equipment and $3,248,911 related to investment in marketable securities.

The net cash used in investing activities for the nine months ended September 30, 2023, was $3,739,714 of which $931,692 related to the purchase of equipment and $2,808,022 for the net purchases of marketable securities.

Financing Activities

The net cash from financing activities for the nine months ended September 30, 2024, was $1,754,735, resulting primarily from the net proceeds received from the issuance of common stock and notes payable, offset with the repayments of notes payable and financing lease liabilities.

The net cash used in financing activities for the nine months ended September 30, 2023, was $2,326,712, resulting primarily from the repayments of notes payable, financing lease liabilities, and the revenue earnout.

As of September 30, 2024, we had cash and cash equivalents of $1,076,537 working capital of $10,072,061 and an accumulated deficit of $17,190,841.

As of December 31, 2023, we had cash and cash equivalents of $6,726,013, working capital of $15,649,254, and an accumulated deficit of $9,769,723.

Operating Capital and Capital Expenditure Requirements

As of September 30, 2024, we had an accumulated deficit of $17.2 million. We expect to generate operating losses and negative operating cash flows for the remainder of the year and into early next quarter of 2025, although we anticipate that our operating losses to be reduced by revenue from new products that were developed earlier this year. As of September 30, 2024, we maintain cash and cash equivalents of $1.1 million. Based on our existing cash and cash equivalents, our working capital, our current and forecasted level of operations, and our forecasted cash flows, we believe that we will be able to meet our obligations and repay our liabilities arising from normal business operations when they come due and to provide for our capital requirements for the next 12 months. We are actively seeking dilutive or non-dilutive capital to support our growth.

Critical Accounting Policies, Estimates and Assumptions

The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and those that require significant judgment and estimates.

The discussion and analysis of our financial condition and results of operations is based upon financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates, including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the nine-month period ended September 30, 2024, to the items disclosed as critical accounting policies in management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Based on that evaluation, as of September 30, 2024, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period covered by this report. Please refer to the Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 28, 2024 and our Form 10-Q for the quarter ended June 30, 2024 filed with the SEC on August 14, 2024.

We will continue to enhance corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility, and accountability to enable remediation of our material weaknesses. We believe that our remediation plan will be sufficient to rectify the identified material weaknesses and strengthen our internal control over financial reporting. As we continue to evaluate, and work to improve, our internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best of our knowledge, there are no pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A. Risk Factors.

In addition to risk factors set forth below, you should carefully consider the risks set forth in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and Form 10-Q for the quarter ended March 31, 2024 and the quarter ended June 30, 2024, before making an investment decision. You should read the section captioned “Cautionary Statement Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

As of September 30, 2024, we had an accumulated deficit of $17.2 million. We expect to generate operating losses and negative operating cash flows for the remainder of the year and into early next quarter of 2025, although we anticipate that our operating losses to be reduced by revenue from new products that were developed earlier this year. As of September 30, 2024, we maintain cash and cash equivalents of $1.1 million. Based on our existing cash and cash equivalents, our working capital, our current and forecasted level of operations, and our forecasted cash flows, we believe that we will be able to meet our obligations and repay our liabilities arising from normal business operations when they come due and to provide for our capital requirements for the next 12 months. We are actively seeking dilutive or non-dilutive capital to support our growth.

The listing of our common stock on the Nasdaq Capital Market is contingent on our compliance with the Nasdaq Capital Market’s conditions for continued listing. On September 27, 2024, the Company received a notice (the “Notice”) from The NASDAQ Stock Market LLC indicating that the Company is not in compliance with the minimum bid price requirement of $1.00 per share under the Nasdaq Listing Rules (the “Listing Rules”). Based on the closing bid price of the Company’s listed securities for the last 30 consecutive business days from August 15, 2024 to September 26, 2024, the Company no longer meets the minimum bid price requirement set forth in Listing Rules 5550(a)(2). The Notice is only a notification of deficiency and has no current effect on the listing or trading of the Company’s securities on The Nasdaq Capital Market. The Notice states that under the Listing Rules 5810(c)(3)(A), the Company is provided with a compliance period of 180 calendar days, or until March 26, 2025, to regain compliance under the Listing Rules. To regain compliance under the Listing Rules, the Company’s common stock must be at least $1.00 for a minimum of ten consecutive business days. In the event the Company does not regain compliance by March 26, 2025, the Company may be eligible for additional time to regain compliance or may face delisting.

On July 23, 2024, the Company entered into a business loan and security agreement with Altbanq, in the amount of $1,300,000, with an origination fee of $26,000 and an original issue discount of $403,000. The loan is payable within 76 weeks through 38 bi-weekly payments of $44,816 and bears an annual interest rate of 21.2% with prepayment options. The loan is secured by the Company’s assets through an UCC filing. The balance as of September 30, 2024 was $1,139,429, net of the debt discount. Principal payments of $224,080 and $89,509 of interest expense were paid for the nine-month ended September 30, 2024. In the event the Company is unable to repay or defaults, Albanq will have a right to exercise its rights to the collateral as a secured party.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits

Exhibit No.	Description
10.1	License Product Agreement (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 1, 2024)
10.2	Loan and Security Agreement with Altbanq Lending II LLC (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 29, 2024)
10.3	Form of Securities Purchase Agreement (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 11, 2024)
10.4	Form of Placement Agency Agreement (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 11, 2024)
10.5	Form of Lock-Up Agreement (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 11, 2024)
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101. INS	Inline XBRL Instance Document
101. SCH	Inline XBRL Taxonomy Extension Schema Document
101. CAL	Inline XBRL Taxonomy Extension Calculation Link base Document
101. DEF	Inline XBRL Taxonomy Extension Definition Link base Document
101. LAB	Inline XBRL Taxonomy Extension Label Link base Document
101. PRE	Inline XBRL Taxonomy Extension Presentation Link base Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmpliTech Group, Inc.

Date: November 14, 2024	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Louisa Sanfratello
Louisa Sanfratello Chief Financial Officer (Principal Financial and Accounting Officer)

