Form 10-K
period 2024-12-31
AmpliTech Group, Inc.
filed 2025-03-31
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $7,110,606.

As of March 27, 2025, the registrant had 19,658,960 shares of common stock issued and outstanding.

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

Recent Board Change

On January 17, 2025, Mr. Matthew Kappers resigned as a director of the Company, including his positions as the chairman of the Nominating and Corporate Governance Committee, and as a member of the Audit Committee and the Compensation Committee for personal reasons. Upon Mr. Kappers’ resignation, the Board appointed Mr. Shailesh “Sonny” Modi as a director of the Board of Directors of the Company to fill the vacancy resulting from Mr. Kappers’ resignation. The Board appointed Mr. Modi to serve as the chairman of the Nominating and Corporate Governance Committee, and a member of the Audit Committee and the Compensation Committee.

In addition, on January 20, 2025, each of the following independent directors: Mr. Andrew Lee, Mr. Daniel Mazziota and Mr. Shailesh “Sonny” Modi entered into an independent director agreement with the Company. The Director Agreement provides for a one (1) year term unless terminated earlier upon certain events set forth in the Director Agreement, which includes among other things, resignation or removal. In addition, the Director Agreement also provides, among other things, reimbursement of expenses for attending meetings, indemnification and annual compensation of 15,000 Restricted Stock Units pursuant to the Company’s Amended and Restated 2020 Equity Incentive Plan for services.

Recent Debt Reduction

On July 23, 2024, the Company entered into a business loan and security agreement with Altbanq Lending II LLC in the amount of $1,300,000, which included an origination fee of $26,000 and an original issue discount of $403,000. The loan is payable within 76-weeks through 38 bi-weekly payments of $44,816 and bore an annual interest rate of 21.2% with prepayment options available. The loan was secured by the Company’s assets through a UCC filing, and proceeds were used for working capital, 5G licensing and certification fees. During the year ended December 31, 2024, the Company repaid the loan in full, through principal payments of $1,534,000, and recorded $260,000 in debt discount amortization.

Recent Financings

On September 9, 2024, the Company entered into a Securities Purchase Agreement with a single institutional investor to sell 1,369,488 shares of the Company’s common stock, par value $0.001 per share at a per share price of $0.7302. The closing of the offering occurred on September 11, 2024. The gross proceeds to the Company from this offering was approximately $1 million, before deducting placement agent’s fees and other offering expenses payable by the Company of approximately $180,000.

On November 24, 2024, we entered into a Securities Purchase Agreement with three institutional investors pursuant to which we sold in a registered direct offering 1,425,377 shares of our common stock, at a per share price of $0.92 and prefunded warrants to purchase 177,882 shares of common stock, at $0.919 per prefunded warrant (“Prefunded Warrant”) (the “November Offering”). The closing of the registered direct offering occurred on November 26, 2024. The exercise price of each Prefunded Warrant is $0.001 and 177,882 warrants were exercised in full immediately. The gross proceeds to the Company from the offering was approximately $1,474,998, before deducting placement agent’s fees and other offering expenses payable by the Company of approximately $200,000.

On December 11, 2024, we entered into a Securities Purchase Agreement with three institutional investors pursuant to which we sold in a registered direct offering 1,352,500 shares of our common stock at a per share price of $1.60 (the “December Offering”). The closing of the registered direct offering occurred on December 13, 2024. The gross proceeds to the Company from this offering was approximately $2,164,000 before deducting placement agent’s fees and other offering expenses payable by the Company of approximately $220,000.

On December 16, 2024, we entered into a Securities Purchase Agreement with two institutional investors pursuant to which we sold in a registered direct offering 1,516,680 shares of our common stock at a per share price of $2.10 (the “Second December Offering”). The closing of the registered direct offering occurred on December 18, 2024. The gross proceeds to the Company from this offering was approximately $3,185,028 before deducting placement agent’s fees and other offering expenses payable by the Company of approximately $290,000.

On December 24, 2024, we entered into a Securities Purchase Agreement with three institutional investors pursuant to which we sold in a registered direct offering 1,871,000 shares of our common stock at a per share price of $3.10 (the “Third December Offering”). The closing of the registered direct offering occurred on December 27, 2024. The gross proceeds to the Company from this offering was approximately $5,800,100 before deducting placement agent’s fees and other offering expenses payable by the Company of approximately $490,000.

On December 27, 2024, we entered into a Securities Purchase Agreement with three institutional investors pursuant to which we sold in a registered direct offering 2,173,920 shares of our common stock, par value $0.001 per share, at a per share price of $4.60 (“Fourth December Offering”). The closing of the registered direct offering occurred on December 31, 2024. The gross proceeds to the Company from this offering was approximately $10,000,032 before deducting placement agent’s fees and other offering expenses payable by the Company of approximately $660,000.

Pursuant to the Securities Purchase Agreements entered into in the November Offering, December Offering, Second December Offering, Third December Offering and Fourth December Offering we agreed to, among other things, not issue any shares of common stock for a period of 45 days after such Offerings’ respective closing dates. Investors who participated in the November Offering, December Offering, Second December Offering and Third December Offering agreed to waive this 45-day prohibition on issuing securities in connection with the Fourth December Offering.

On March 21, 2025, we entered into an equity distribution agreement, or the Equity Distribution Agreement, with Maxim Group LLC , or Maxim, relating to offer and sell shares of our common stock having an aggregate offering price of up to $25 million from time to time through Maxim, acting as our exclusive sales agent, in an “At-the-Market Offering” at our discretion.

Recent Developments

Asset Purchase Agreement

On March 26, 2025, the Company entered into an asset purchase agreement with Titan Crest, LLC, a Delaware limited liability company (the “Seller”), and its affiliate, to purchase certain assets including intellectual property used in developing, manufacturing, marketing and selling products that use radio frequency technology (“5G ORAN radio products”) (the “Asset Purchase Agreement”). The Asset Purchase Agreement contains customary representations and warranties and covenants by each party. In addition to customary closing conditions, the closing of the transactions and the payment of the purchase price contemplated by the Asset Purchase Agreement is conditioned upon certain conditions, including but not limited to (i) the issue of a purchase order from Telus for fiscal year delivery to the Company, (ii) a purchase order between the Company and the Seller or its affiliate pursuant to which the Seller will assist in manufacturing the products to be sold to Telus to meet its purchase order, and (iii) receipt of correspondence from Telus to the Company, indicating Telus’ intention to issue purchase orders (including Telus’ initial purchase order) which purchase orders will be spread out over 3 years (“Telus Subsequent Purchase Orders”).

The aggregate purchase price for the assets is $8,000,000 which consists of $3,000,000 in cash and $5,000,000 in restricted shares of common stock of which the first $2,500,000 in cash and $2,500,000 in restricted common stock will be issued upon the procurement of the Telus’ initial purchase order and receipt of assurance of the Telus Subsequent Purchase Orders; and that the remaining $500,000 in cash to be paid on December 5, 2025 and $2,500,000 in shares of restricted common stock will be issued to Company upon the transfer of the 5G ORAN radio products’ technology and intellectual property rights by the Seller to the Company.

In addition, under the Asset Purchase Agreement, the parties are obligated, subject to certain limitations, to indemnify the other for certain customary and other specified matters, including breaches of representations and warranties, breaches of covenants and for certain liabilities and third-party claims. Further, the Seller and its affiliate, jointly and severally, agreed for a period of 10 years not to engage in certain competitive activities with respect to the business or proposed business relating to the assets sold to the Company. In addition, the Asset Purchase Agreement contemplates that after the closing, the Company and the Seller will enter short-term transition services agreements for up to two of the Seller’s employees to provide Company assistance in the assignment and transfer of the purchased assets from the Seller to the Company for a fee not to exceed $430,000.

In connection with the transaction, Seller’s affiliate agreed to transfer all of its rights, title and interest in 5G ORAN radio products technology and intellectual property rights to Seller. Subsequent to the transaction, Seller’s affiliate will continue its business and retain its employees focusing on software solutions and services.

Revolving Line of Credit

On March 25, 2025, AmpliTech Group, Inc., a Nevada corporation (the “Company”), entered into a Bank Loan Agreement (the “Loan Agreement”) with Dime Community Bank (the “Bank”) for a revolving line of credit for up to $750,000 (the “Revolving Line of Credit”). The Company has established the Revolving Line of Credit for general working purposes and uses, as needed. As of the date of this filing, there is no outstanding balance on the Revolving Line of Credit. The term of the Loan Agreement expires once all indebtedness under the Revolving Line of Credit has been paid in full, or until such time as the Bank and the Company agree in writing to terminate the Loan Agreement. In addition to interest, the Company agreed to pay an annual fee of $500.00 on the anniversary date of each year the Loan Agreement is in effect, subject to change by the Bank with notice. Pursuant to an Assignment of Deposit Agreement dated March 25, 2025 between us and the Bank, the Revolving Line of Credit is secured by a demand deposit account with the Bank which requires us to have a balance no less than $814,635.

The Revolving Line of Credit is evidenced by a promissory note, which is due on demand, or if there is no demand, then on March 1, 2026, unless extended, modified or renewed (the “Note”). The Company has agreed to pay regular monthly payments of all accrued unpaid interest due as of each payment date, beginning April 1, 2025, with all subsequent interest payments to be due on the same day of each month thereafter. The Note bears a variable interest rate based on changes in the Wall Street Journal Prime Rate as published in the Wall Street Journal from time to time, plus 1.000%, provided however, under no circumstances will the interest rate be less than 6.250% per annum or more than the maximum rate allowed by applicable law. Late payment is subject to a fee of 5.000% of the regularly scheduled payment. In the event of default, the Note bears an interest at a rate per annum equal to 5.000% above the rate that is otherwise applicable to such amounts.

Among other things, the Loan Agreement contains customary representations and warranties, events of default, negative and affirmative covenants and financial covenants, and certain limitations on dispositions of assets. The Loan Agreement also contains usual and customary events of default (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, payment of all amounts payable under the Note may be accelerated at the Bank’s option and/or the Bank’s commitment and obligations will terminate without notice to the Company.

Letter of Intent

On March 20, 2025, the Company entered into a non-binding letter of intent with a contract manufacturer on behalf of its end user for the purchase of $78 million of the Company’s Oran radios. If fulfilled, deliveries of the order are expected to start in FY2025 and will substantially increase each year thereafter into 2027. The non-binding letter of intent is subject to the parties entering into a series of definitive purchase orders. No assurance can be given that the Company will enter into any purchase orders for the total amount of $78 million.

Our Products and Services

Our core AmpliTech Inc. division offers products consisting of connectorized RF amplifiers and related subsystems, operating at frequencies from 50kHz to 44GHz, including low noise amplifiers (LNA’s), medium power amplifiers, cryogenic amplifiers, low noise block-down converters (LNB’s) and custom assembly designs for the aerospace, governmental, defense and commercial satellite markets.

Our fully operational AGMDC division in Texas has successfully transferred our proprietary technology from connectorized products into monolithic microwave integrated circuits, (MMICs) and is offering in chip form, LNA’s, power amplifiers, filters, attenuators, thru lines and has the ability to provide custom design projects. Over 125 new MMIC chip technology products have been released since AGMDC’s inception.

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

Through our AGTGSS division, we are actively developing and currently manufacturing our newest product line of Open Radio Unit for Sub 6GHz. This new phase array product supports 3.4-4.0 GHz and 2.496-2.69 GHz, with 8 x 4 x 2 = 64 Active Phased Array Elements. It is Digital Beam Forming Compliant With O-RAN/Keysight O-DU. This product uses proprietary technology comprised of existing core LNA products as well as MMICs from our AGMDC division in Texas.

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

Low-Noise Block Down Converter Units (LNB’s)

Featuring its proprietary AmpliTech LNA low noise technology, these LNB’s, now available in the C band, X band and Ka band were designed for superior performance in small sats, LEO, MEO, GEO and portable or fixed Bands teleport applications.

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

Private 5G – Full ORAN Radio Networks

Our Private ORAN 5G solution is a modern approach in telecommunications where the traditional proprietary hardware and software components of radio access networks (RAN) are disaggregated and replaced with open interfaces and interoperable components. Our ORAN products include:

Radio Units (RUs): These are the physical units responsible for transmitting and receiving radio signals. In ORAN, RUs are often software-defined and designed to be interoperable across different vendors.

Distributed Units (DUs): DUs handle baseband processing and are responsible for functions like modulation and encoding. They are also designed to be vendor-neutral and interchangeable.

Centralized Units (CUs): CUs manage higher-level functions like scheduling, network optimization, and coordination between DUs and core networks. They provide a centralized control function.

Open Interfaces: ORAN networks rely on standardized and open interfaces between the RUs, DUs, and CUs. These interfaces ensure that components from different vendors can seamlessly work together, promoting flexibility and innovation.

Virtualization and Cloud-Native Architecture: ORAN networks often leverage virtualization technologies and cloud-native architectures to improve scalability, efficiency, and agility.

Overall, a 5G ORAN full radio network represents a shift towards more open, flexible, and interoperable infrastructure compared to traditional RAN architectures, potentially leading to cost savings, faster innovation cycles, and improved network performance.

Our Technology

Our products are supported by hybrid design topologies that create highly linear RF products that amplify and transform signals with minimal addition of noise, achieving high Signal to Noise Ratio (“SNR”) and increased receiver sensitivity and range, at a low cost and low power consumption. We recently received three patents from the United States Patent and Trademark Office (USPTO). Our hybrid design topologies include:

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

Research and Development

To date, our research and development activities have primarily been conducted on new product designs to the extent as requested by the customers. The cost of our research and development activities is incorporated into the unit selling prices and, as such, is borne directly by the customers. In addition to the research and development for our customers, we invest in research and development for new products on emerging technologies such as 5G/6G, cryogenic, cybersecurity, MMICs, IoT and wireless products for the future. Research and development costs for the years ended December 31, 2024 and 2023 were $3,590,695 and $2,341,845, respectively.

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

Our Strategy

Our objective is to become a premier designer, manufacturer and distributor of high quality and state-of-the-art cryogenic microwave amplifiers, RF designs and applications for wireless networks and the future of wireless communication with true 5G performance of or close to 1Gbs per second. Key elements of our strategy include the following:

●	Trade on a national exchange to improve access to capital resources and a much broader customer base with higher volumes, as well as better access to large OEMs

●	New product development

●	Commercializing of existing core technology into specific high-volume technology sectors and obtaining patent on such technology

Manufacturing and Distribution

On April 1, 2022, we relocated our manufacturing facility and corporate office to Hauppauge, New York, while maintaining our distribution center in San Jose, California, and our MMIC design center in Plano, Texas. Our manufacturing process in Hauppauge involves the assembly of numerous individual components and precise fine-tuning by production technicians. Our manufacturing facility more than triples our capacity and still has room for expansion. With our already established supply chain, internal capacity and local contract manufacturing sources, we expect to have sufficient capacity to process small and large size orders (thousand + units per month).

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

Raw Materials

We purchase a variety of raw materials, primarily consisting of high temperature alloy sheet metal and castings, forgings, pre-plated metals and electrical components from various vendors. The materials used by our operations are generally available from several sources and in sufficient quantities to meet current requirements subject to normal lead times. However, recent cost inflation, tariffs and potential supply chain disruptions may lead to higher material costs in fiscal 2025.   Additionally, we are subject to rules promulgated by the Securities Exchange Commission pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding the use of certain materials (tantalum, tin, gold and tungsten), known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries. These rules may impose additional costs and may introduce new risks related to our ability to verify the origin of any conflict minerals used in our products.

Suppliers

Our material consists of purchased component parts used in our assembly process or distributed. The following table describes supplier concentration based upon the percentage of materials purchased from each supplier for 2024:

Supplier A	$1,581,069	33.05%
Supplier B	559,044	11.69%
Supplier C	517,296	10.81%
Supplier D	436,008	9.11%
Supplier E	181,092	3.79%
All other suppliers	1,509,405	31.55%
Total	$4,783,914	100%

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

Trade Shows

We attend trade shows such as IMS (International Microwave Symposium), European Microwave Symposium, MWC (Mobile World Congress) and the Satellite Show in Washington D.C. We may also sponsor some trade shows to gain recognition and presence.

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

Trade Magazines

We advertise our products in Microwave Product Digest and Microwave Journal.

Customers

We serve a diverse customer base located primarily in the United States, Europe and South Asia, in the aerospace, governmental defense, commercial satellite and wireless industries. Some of our customers include Viasat, L3 Harris Technologies, CPI, Lockheed Martin, Microsemi, and Paramount Global. As of December 31, 2024, there was one customer that accounted for 13.97% of our total revenue. We have both direct and indirect relationships with these customers domestically and abroad via exclusive and non-exclusive sales representatives.

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

We rely on contractual restrictions to protect our proprietary rights in products and services. It is our policy to enter into confidentiality and invention assignment agreements with our employees and contractors as well as nondisclosure agreements with our suppliers and strategic partners to limit access to and disclosure of our proprietary information. We cannot assure you that these contractual arrangements or the other steps taken by us to protect our intellectual property will prove enough to prevent misappropriation of our technology or to deter independent third-party development of similar technologies. We recently received three patents from the United States Patent and Trademark Office (USPTO), and we plan to use the information obtained from the IP story to file additional patents relating to our intellectual property and trade secrets.

Human Capital Resources

As of March 21, 2025, we have forty-six (47) full time employees. From time to time, we may hire additional workers on a contract basis as the need arises.

Corporate Office

Our corporate headquarters consisting of approximately 20,000 square feet and is located 155 Plant Avenue, Hauppauge, NY 11788.

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

If demand for our products fluctuates, because of economic conditions or for other reasons, our revenue and profitability could be impacted. We incurred net losses of $11,242,404 in 2024 and $2,465,439 in 2023. As of December 31, 2024, we had an accumulated deficit of $21,012,127. These losses and our accumulated deficit reflect the substantial investments we have made to develop our products. Our future operating results will depend on many factors affecting our new market segments, including the following, many of which are out of our control: the continued market acceptance of our current and new products for 5G, cryogenic quantum computing, internet of things (IoT) and MMICs. Although hard to predict under the current global environment, we believe our core LNA product line, as well as Spectrum Semiconductor Material and 5G product lines will continue to be in demand and generate top line revenue and cash flow to sustain ongoing activities.

There is no assurance that the Asset Purchase Agreement will close or that even if we close we will realize the anticipated benefits.

On March 26, 2025, the Company entered into the Asset Purchase Agreement. The closing of the Asset Purchase Agreement is subject to the occurrence of certain closing conditions, which include actions to be taken by a certain third-party customer. There can be no guarantees that the closing conditions will be met satisfied. Even if the transactions contemplated by the Asset Purchase Agreement is completed, the acquisition of the assets may not materialize into purchase orders and new customers and generate the financial and strategic benefits we expected. In addition, purchase orders are subject to cancellation, modification or delays, which could negatively impact our revenues and return on investment. In addition, we may face operational challenges and unforeseen liabilities that may negatively impact our business.

We have entered into non-binding letter of intent for purchase orders and there no assurance that we will enter into definitive purchase orders or generate revenues as expected.

On March 20, 2025, the Company entered into a non-binding letter of intent with a contract manufacturer on behalf of its end user for the purchase of $78 million of the Company’s Oran radios. There is no assurance that the letter of intent will result in a series of definitive purchase orders or generate revenues as expected. Even if we enter into definitive purchase orders, they are subject to delay, modification or cancellation, which may adversely affect our revenue and financial performance.

The Company is dependent on the global supply chain and has in the past experienced supply chain constraints, as well as increased costs on components and shipping.

The   Company has experienced supply chain constraints which have slowed down production which may negatively impact the timing of deploying ASRs (Available Supply Rate) to our clients. These supply constraints include, but are not limited to, semiconductor shortages as well as shortages of certain commodities. Extended lead times on certain parts as well as a lack of immediate availability may delay our ability to deploy ASRs, and consequently, may delay our ability to recognize revenue. In addition, the Company has also faced increased costs of components and freight. Further, current or future governmental policies may increase the risk of inflation and tariffs, which could further increase the costs of raw materials and components for our business. Similarly, if the costs of goods continue to increase, our suppliers may seek price increases from us. If we are unable to mitigate the impact of supply chain constraints and inflationary pressure through price increases or other measures, our results of operations and financial condition could be negatively impacted. Even if we can raise the prices of our products, consumers might react negatively to such price increases, which could have a material adverse effect on, among other things, our brand, reputation, and sales. If our competitors substantially lower their prices, we may lose customers and mark down prices. Our profitability may be impacted by lower prices, which may negatively impact gross margins. Even though we are working to alleviate supply chain constraints through various measures, we are unable to predict the impact of these constraints on the timing of revenue and operating costs of our business in the near future. Raw material supply shortages and supply chain constraints, including tariffs and cost inflation, may impact and could continue to negatively impact our ability to meet increased demand, which in turn could impact on our net sales revenues and market share.

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

Our abilities to raise capital and operate our business are subject to the risk of adverse changes in the market value of our securities. Periods of macroeconomic weakness or recession and heightened market volatility caused by adverse geopolitical developments could increase these risks, potentially resulting in adverse impacts on our ability to raise further capital on favorable terms. The impact of geopolitical tension, such as a deterioration in the bilateral relationship between the US and China, the conflicts in the Middle East and between Russia and Ukraine, including any resulting sanctions, export controls or other restrictive actions that may be imposed by the US and/or other countries against governmental or other entities could lead to disruption, instability and volatility in global trade patterns, which may in turn impact our ability to source necessary reagents, raw materials and other inputs for our operations.

Changes in US trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business and results of operations.

Changes in the import and export policies, including trade restrictions, new or increased tariffs or quotas, embargoes, sanctions and countersanctions, safeguards or customs restrictions by the U.S. and/or other foreign governments, could require us to change the way we conduct business and adversely affect our financial condition, results of operations, reputation and our relationships with customers, suppliers and employees in the short- or long-term.

On February 1, 2025, the U.S. government announced a 25% tariff on product imports from certain countries, including Mexico and Canada, and 10% tariffs on product imports from certain countries, including China. On February 3, 2025, the prospective tariffs on Canada and Mexico were deferred for 30 days, though the execution of these tariff increases remain possible beyond the current short-term reprieve. The 10% additional tariff on all imports from China went into effect, and on February 4, 2025, China retaliated with various levels of tariffs on certain products imported into that country from the U.S. The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. Further, actions we take to adapt to new tariffs or trade restrictions may cause us to modify our operations or forgo business opportunities. There can be no assurances that these disruptions will not continue or increase in the future, with the previously mentioned countries or additional countries with which we do business. We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the US economy, which in turn could adversely impact our business, financial condition and results of operations.

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

We derive revenue primarily from customer purchase orders rather than long-term purchase commitments. To ensure the availability of our products, in some cases we start manufacturing based on forecasts provided by customers in advance of receiving purchase orders from them. In some cases, our supply chain has been affected by both tariffs and supply chain disruptions. Some of our products are manufactured according to our estimates of customer demand, which requires us to make demand forecast assumptions for every customer, and which may introduce significant variability into our aggregate estimate. We typically sell to channel partners and end users, and we consequently have limited visibility into future end-user demand, which could adversely affect our revenue forecasts and operating margins. Additionally, we sometimes receive soft commitments for larger order sizes which do not materialize. If we manufacture more products than we can sell to our customers or channel partners, we will incur losses and our results of operation and financial condition will be harmed.

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

We have material weaknesses in our internal accounting control over financial reporting and failure to remediate a material weakness in internal accounting controls could result in material misstatements in our financial statements.

Our management has identified material weaknesses in our internal control over financial reporting related to lack of segregation of duties resulting from our limited personnel and ineffective control over financial statement disclosure as controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements and has concluded that, due to such material weaknesses, our disclosure controls and procedures were not effective as of December 31, 2024 and 2023.

In addition, during the three months ended March 31, 2024, we made several transactions in digital currency in the total amount of approximately $3.25 million (the “Digital Currency Investment”) which was fraudulently induced. As a result, we identified further additional material weaknesses regarding our internal controls over financial reporting including, but not limited to, the lack of segregation of duties involved in the execution and approvals of wire transfers for material investments in digital assets.

We have identified certain steps necessary to address the material weaknesses, and we continue to implement the remedial procedures. However, if not remediated, or if we identify further material weaknesses in our internal controls, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

On October 31, 2024, the Company received a shareholder letter demanding that the Company’s Board take action against certain and/or former officers and directors of the Company asserting violations of fiduciary duties of good faith, loyalty and due care, and/or the aiding and abetting of such breaches of fiduciary duty in connection with the Digital Currency Investment. We have established a Board committee to review this letter and to prepare a response thereto. In addition, as previously discussed, the Company’s Board has taken steps and adopted procedures in response to the material weakness related to the Digital Currency Investment.

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

We must ensure that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis. We have tested our internal controls and identified material weaknesses and may find additional areas for improvement in the future. Remediating these material weaknesses will require us to hire and train additional personnel. Implementing any future changes to our internal controls may require compliance training of our directors, officers and employees, entail substantial costs to modify our accounting systems and take a significant period to complete. Such changes may not, however, be effective in establishing the adequacy of our internal control over financial reporting, and our failure to produce accurate financial statements on a timely basis could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal control over financial reporting is inadequate or that we are unable to produce accurate financial statements may materially adversely affect our stock price.

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

We and/or certain of our current and former officers and directors, may face litigation and legal proceedings which could adversely affect our business, financial condition, results of operations or cash flows.

We are subject to lawsuits, legal proceedings and claims in the normal course of our business, which can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. These proceedings and any other regulatory proceedings or actions may be time consuming, could cause us to incur significant defense costs and could damage our reputation or adversely affect our stock price. Any adverse ruling or unfavorable resolution in any legal or regulatory proceeding or action could have a material adverse effect on our business, operating results or financial condition.

Risks Relating to our Common Stock and our Listed Warrants

If our business developments and achievements do not meet the expectations of investors or securities analysts or for other reasons the expected benefits do not occur, the market price of shares of our Common Stock traded on Nasdaq may decline.

If our business developments and achievements do not meet the expectations of investors or securities analysts, the market price of shares of our Common Stock traded on Nasdaq may decline. The trading price of shares of our Common Stock could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors mentioned in this “Risk Factors” section and elsewhere in this report could have a negative impact on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

The price of shares of our Common Stock has fluctuated substantially and the price of our common stock could decline at a time when you want to sell your holdings.

The price of shares of our Common Stock has fluctuated substantially. Therefore, some investors who have purchased our Common Stock at high prices face the risk of losing a significant portion of their original investment if they have to sell at a time when the price of shares of our Common Stock has declined.

For example, during the fourth quarter of 2024, and in particular the months of November and December 2024, the price of our Common Stock and trading volume significantly increased. During this period, we did not make any significant announcements other than our financial condition and results of operations for the three and nine months ended September 30, 2024. Accordingly, the market price of our Common Stock may fluctuate dramatically and may decline rapidly, irrespective of any developments in our business. In addition, the volatility of our stock price could cause other consequences including causing a short squeeze due to the difference in investment decisions by short sellers of shares of our Common Stock and buy-and-hold decisions of longer investors.

An investment in securities can be risky, and you should invest in securities only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. Some factors that may cause the market price of shares of our Common Stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this report, are:

●	sale of shares of our Common Stock by our stockholders;
●	volatility in trading volumes of our shares of Common Stock;
●	our ability to obtain financings to conduct and complete our business activities;
●	possible delays in the expected recognition of revenue due to lengthy and sometimes unpredictable sales timelines;
●	failures to meet external expectations or management guidance;
●	changes in our capital structure and future issuances of securities;
●	our cash position;
●	announcements and events surrounding financing efforts;
●	changes in general economic, political and market conditions in any area in which we conduct our business;
●	analyst research reports, recommendations and changes in recommendations, price targets, and withdrawals of coverage;
●	quarterly variations in our results of operations or those of our competitors;
●	delays in end-user deployments of products;
●	our ability to develop and market new and enhanced products on a timely basis;
●	commencement of, or our involvement in, litigation;
●	major changes in our Board of Directors or management, including the departure of Mr. Maqbool;
●	our failure to generate material revenues;
●	our public disclosure of the terms of any financing which we may consummate in the future;
●	cancellation of key contracts;
●	short selling activities; and
●	other events or factors, many of which may be out of our control.

In addition, if the market for stocks in our industry or industries related to our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of shares of our Common Stock could decline for reasons unrelated to our business, financial condition and results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

Moreover, securities markets may from time-to-time experience significant price and volume fluctuations for reasons unrelated to operating performance of companies, such as rising inflation and interest rates, global economic uncertainty and political instability. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

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

As of the date of this report, Fawad Maqbool, our Chairman, President Chief Executive Officer, held 14% of our outstanding shares of common stock. As a result, Mr. Maqbool could significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, Mr. Maqbool could influence the management and affairs of our company. Accordingly, any investors who purchase shares will likely be minority shareholders and as such will have little to no say in the direction of us and the election of directors. Additionally, this concentration of ownership might harm the market price of our common stock by:

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

You may experience future dilution as a result of future equity offerings and other issuances of our common stock or other securities. In addition, future equity offerings and other issuances of our common stock or other securities may adversely affect our common stock price.

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may not be the same as the price per share paid by you. We may not be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by you, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock or securities convertible into common stock in future transactions may be higher or lower than the price per share you paid. You will incur dilution upon exercise of any outstanding stock options, warrants or upon the issuance of shares of common stock under our stock incentive programs. In addition, the sale of any future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the price of our common stock. We cannot predict the effect, if any, that market sales of those shares of common stock or the availability of those shares for sale will have on the market price of our common stock.

There can be no assurance that we will be able to comply with the continued listing standards of the Nasdaq Capital Market, a failure which could result in the de-listing of our common stock.

The listing of our Common Stock on The Nasdaq Capital Market is contingent upon our compliance with The Nasdaq Capital Market’s conditions for continued listing. If we fail to meet any Nasdaq listing requirements, including the minimum bid price, satisfaction of minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity and certain corporate governance requirements, and do not regain compliance, we may be subject to delisting by Nasdaq. If we are unable to satisfy these requirements or standards, we could be subject to delisting, which would have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event our common stock is no longer listed for trading on Nasdaq, our trading volume and share price may decrease and you may have a difficult time selling your shares of common stock. In addition, we may experience difficulties in raising capital which could materially adversely affect our operations and financial results. Further, delisting from Nasdaq markets could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees. Finally, delisting could make it harder for you and the Company to sell the securities and hard for us to raise capital.

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

Certain provisions of the Listed Warrants could make it more difficult or expensive for a third party to acquire us. The Listed Warrants prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the Listed Warrants. These and other provisions of the Listed Warrants could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to you.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

On December 15, 2021, the Company assumed the SSM lease agreement of approximately 11,500 square feet of office and warehouse space in San Jose, CA, with the same terms and conditions. Effective February 1, 2020, the lease term will expire on January 31, 2025, with a base rent of $24,234 for the first 12 months and increases by approximately 3% every year. On September 6, 2024, the lease was amended extending the lease term to March 31, 2030 while maintaining the base rent of $24,234 and 3% increases for each year thereafter.

Since April 1, 2022, our principal executive office consisting of approximately 20,000 square feet has been located at 155 Plant Avenue, Hauppauge, NY. The property at this location is leased by the Company at a monthly rental expense of $28,854 for a term of seven years and two months. The yearly base rent of $346,248 shall increase at a rate of 2.75% per year to begin on the first anniversary of the lease commencement date and each year thereafter. In the event the landlord decides to sell the property, the Company shall have the right of first offer to purchase subject property. Our wholly owned subsidiary, AmpliTech, Inc., and the Company’s divisions, Specialty Microwave and AGTGSS, also operate out of our principal executive office. This property is used for administrative offices and for manufacturing.

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

As of December 31, 2024, all the facilities described above were in good operating condition, well maintained and in regular use. We believe that our existing facilities are sufficient to meet our operational needs for the foreseeable future.

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

Holders of Record of Common Stock

As of March 21, 2025, there were approximately 44 holders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

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

Recent Sales of Unregistered Securities

Unregistered securities sold by the Company during the period covered by this report have been previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Purchases of Equity Securities

None.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2024:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,295,000	$2.28	760,142
Equity compensation plans not approved by security holders
Total	1,295,000	$2.28	760,142

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

Recent Debt Reduction

On July 23, 2024, the Company entered into a business loan and security agreement with Altbanq Lending II LLC in the amount of $1,300,000, which included an origination fee of $26,000 and an original issue discount of $403,000. The loan is payable within 76-weeks through 38 bi-weekly payments of $44,816 and bore an annual interest rate of 21.2% with prepayment options available. The loan was secured by the Company’s assets through a UCC filing, and proceeds were used for working capital, 5G licensing and certification fees. During the year ended December 31, 2024, the Company repaid the loan in full, through principal payments of $1,534,000, and recorded $260,000 in debt discount amortization.

Recent Financings

On September 9, 2024, the Company entered into a Securities Purchase Agreement with a single institutional investor to sell 1,369,488 shares of the Company’s common stock, par value $0.001 per share at a per share price of $0.7302. The closing of the offering occurred on September 11, 2024. The gross proceeds to the Company from this offering was approximately $1 million, before deducting placement agent’s fees and other offering expenses payable by the Company of approximately $180,000.

On November 24, 2024, we entered into a Securities Purchase Agreement with three institutional investors pursuant to which we sold in a registered direct offering 1,425,377 shares of our common stock, at a per share price of $0.92 and prefunded warrants to purchase 177,882 shares of common stock, at $0.919 per prefunded warrant (“Prefunded Warrant”) (the “November Offering”). The closing of the registered direct offering occurred on November 26, 2024. The exercise price of each Prefunded Warrant is $0.001 and 177,882 warrants were exercised in full immediately. The gross proceeds to the Company from the offering was approximately $1,474,998, before deducting placement agent’s fees and other offering expenses payable by the Company of approximately $200,000.

On December 11, 2024, we entered into a Securities Purchase Agreement with three institutional investors pursuant to which we sold in a registered direct offering 1,352,500 shares of our common stock at a per share price of $1.60 (the “December Offering”). The closing of the registered direct offering occurred on December 13, 2024. The gross proceeds to the Company from this offering was approximately $2,164,000 before deducting placement agent’s fees and other offering expenses payable by the Company of approximately $220,000.

On December 16, 2024, we entered into a Securities Purchase Agreement with two institutional investors pursuant to which we sold in a registered direct offering 1,516,680 shares of our common stock at a per share price of $2.10 (the “Second December Offering”). The closing of the registered direct offering occurred on December 18, 2024. The gross proceeds to the Company from this offering was approximately $3,185,028 before deducting placement agent’s fees and other offering expenses payable by the Company of approximately $290,000.

On December 24, 2024, we entered into a Securities Purchase Agreement with three institutional investors pursuant to which we sold in a registered direct offering 1,871,000 shares of our common stock at a per share price of $3.10 (the “Third December Offering”). The closing of the registered direct offering occurred on December 27, 2024. The gross proceeds to the Company from this offering was approximately $5,800,100 before deducting placement agent’s fees and other offering expenses payable by the Company of approximately $490,000.

On December 27, 2024, we entered into a Securities Purchase Agreement with three institutional investors pursuant to which we sold in a registered direct offering 2,173,920 shares of our common stock, par value $0.001 per share, at a per share price of $4.60 (“Fourth December Offering”) . The closing of the registered direct offering occurred on December 31, 2024. The gross proceeds to the Company from this offering was approximately $10,000,032 before deducting placement agent’s fees and other offering expenses payable by the Company of approximately $660,000.

Pursuant to the Securities Purchase Agreements entered into in the November Offering, December Offering, Second December Offering, Third December Offering and Fourth December Offering we agreed to, among other things, not issue any shares of common stock for a period of 45 days after such Offerings’ respective closing dates. Investors who participated in the November Offering, December Offering, Second December Offering and Third December Offering agreed to waive this 45-day prohibition on issuing securities in connection with the Fourth December Offering.

On March 21, 2025, we entered into an equity distribution agreement, or the Equity Distribution Agreement, with Maxim Group LLC , or Maxim, relating to offer and sell shares of our common stock having an aggregate offering price of up to $25 million from time to time through Maxim, acting as our exclusive sales agent, in an “At-the-Market Offering”at our discretion.

Recent Developments

Asset Purchase Agreement

On March 26, 2025, the Company entered into an asset purchase agreement with Titan Crest, LLC, a Delaware limited liability company (the “Seller”), and its affiliate, to purchase certain assets including intellectual property used in developing, manufacturing, marketing and selling products that use radio frequency technology (“5G ORAN radio products”) (the “Asset Purchase Agreement”). The Asset Purchase Agreement contains customary representations and warranties and covenants by each party. In addition to customary closing conditions, the closing of the transactions and the payment of the purchase price contemplated by the Asset Purchase Agreement is conditioned upon certain conditions, including but not limited to (i) the issue of a purchase order from Telus for fiscal year delivery to the Company, (ii) a purchase order between the Company and the Seller or its affiliate pursuant to which the Seller will assist in manufacturing the products to be sold to Telus to meet its purchase order, and (iii) receipt of correspondence from Telus to the Company, indicating Telus’ intention to issue purchase orders (including Telus’ initial purchase order) which purchase orders will be spread out over 3 years (“Telus Subsequent Purchase Orders”).

The aggregate purchase price for the assets is $8,000,000 which consists of $3,000,000 in cash and $5,000,000 in restricted shares of common stock of which the first $2,500,000 in cash and $2,500,000 in restricted common stock will be issued upon the procurement of the Telus’ initial purchase order and receipt of assurance of the Telus Subsequent Purchase Orders; and that the remaining $500,000 in cash to be paid on December 5, 2025 and $2,500,000 in shares of restricted common stock will be issued to Company upon the transfer of the 5G ORAN radio products’ technology and intellectual property rights by the Seller to the Company.

In addition, under the Asset Purchase Agreement, the parties are obligated, subject to certain limitations, to indemnify the other for certain customary and other specified matters, including breaches of representations and warranties, breaches of covenants and for certain liabilities and third-party claims. Further, the Seller and its affiliate, jointly and severally, agreed for a period of 10 years not to engage in certain competitive activities with respect to the business or proposed business relating to the assets sold to the Company. In addition, the Asset Purchase Agreement contemplates that after the closing, the Company and the Seller will enter short-term transition services agreements for up to two of the Seller’s employees to provide Company assistance in the assignment and transfer of the purchased assets from the Seller to the Company for a fee not to exceed $430,000.

In connection with the transaction, Seller’s affiliate agreed to transfer all of its rights, title and interest in 5G ORAN radio products technology and intellectual property rights to Seller. Subsequent to the transaction, Seller’s affiliate will continue its business and retain its employees focusing on software solutions and services.

Revolving Line of Credit

On March 25, 2025, AmpliTech Group, Inc., a Nevada corporation (the “Company”), entered into a Bank Loan Agreement (the “Loan Agreement”) with Dime Community Bank (the “Bank”) for a revolving line of credit for up to $750,000 (the “Revolving Line of Credit”). The Company has established the Revolving Line of Credit for general working purposes and uses, as needed. As of the date of this filing, there is no outstanding balance on the Revolving Line of Credit. The term of the Loan Agreement expires once all indebtedness under the Revolving Line of Credit has been paid in full, or until such time as the Bank and the Company agree in writing to terminate the Loan Agreement. In addition to interest, the Company agreed to pay an annual fee of $500.00 on the anniversary date of each year the Loan Agreement is in effect, subject to change by the Bank with notice. Pursuant to an Assignment of Deposit Agreement dated March 25, 2025 between us and the Bank, the Revolving Line of Credit is secured by a demand deposit account with the Bank which requires us to have a balance no less than $814,635.

The Revolving Line of Credit is evidenced by a promissory note, which is due on demand, or if there is no demand, then on March 1, 2026, unless extended, modified or renewed (the “Note”). The Company has agreed to pay regular monthly payments of all accrued unpaid interest due as of each payment date, beginning April 1, 2025, with all subsequent interest payments to be due on the same day of each month thereafter. The Note bears a variable interest rate based on changes in the Wall Street Journal Prime Rate as published in the Wall Street Journal from time to time, plus 1.000%, provided however, under no circumstances will the interest rate be less than 6.250% per annum or more than the maximum rate allowed by applicable law. Late payment is subject to a fee of 5.000% of the regularly scheduled payment. In the event of default, the Note bears an interest at a rate per annum equal to 5.000% above the rate that is otherwise applicable to such amounts.

Among other things, the Loan Agreement contains customary representations and warranties, events of default, negative and affirmative covenants and financial covenants, and certain limitations on dispositions of assets. The Loan Agreement also contains usual and customary events of default (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, payment of all amounts payable under the Note may be accelerated at the Bank’s option and/or the Bank’s commitment and obligations will terminate without notice to the Company.

Letter of Intent

On March 20, 2025, the Company entered into a non-binding letter of intent with a contract manufacturer on behalf of its end user for the purchase of $78 million of the Company’s Oran radios. If fulfilled, deliveries of the order are expected to start in FY2025 and will substantially increase each year thereafter into 2027. The non-binding letter of intent is subject to the parties entering into a series of definitive purchase orders. No assurance can be given that the Company will enter into any purchase orders for the total amount of $78 million.

Results of Operations

As of December 31, 2024, the Company had a working capital of $26,795,745 and an accumulated deficit of $21,012,127. The Company recorded a net loss of $11,242,404 and $2,465,439 for the years ended December 31, 2024 and December 31, 2023, respectively.

For Years Ended December 31, 2024 and December 31, 2023

Revenues

Sales decreased from $15,584,577 for the year ended December 31, 2023 to $9,508,372 for the year ended December 31, 2024, a decrease of $6,076,205 or approximately 38.99%. Spectrum sales decreased by $3,288,527, or 35.76%. AmpliTech and Specialty’s sales decreased by $2,787,678 or 43.64%. This decrease in sales is attributable to the decrease in global demand and recessionary market dynamics affecting most of our customers across all divisions and product lines, specifically in the Asian markets. Our RFQ (Request for Quote) activity has since increased in the first quarter of 2025 resulting in an increase in our backlog which we believe should translate to increased sales.

Cost of Goods Sold and Gross Profit

Cost of goods sold decreased to $6,023,265 in 2024 from $8,308,949 in 2023, a decrease of $2,285,684 or approximately 27.51%. This decrease is directly related to the decline in sales. As a result, the gross profit was $3,485,107 for 2024 compared to $7,275,628 for 2023, a decrease of $3,790,521 or 52.10%. Gross profit as a percentage of sales decreased to 36.65% from 46.69%, representing a shift in the sales mix away from our higher gross margin products, while maintaining fixed production and overhead expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $7,856,471 in 2024 from $7,511,319 in 2023, an increase of $345,152, or approximately 4.60%. The Company experienced an increase in professional fees, such as accounting, legal and consulting fees as well as stock compensation, offset by the decrease in officers’ compensation in the second half of the year and other general and administrative expenses.

Intangible asset impairment

As of December 31, 2024, intangible assets, consisting of trade name, customer relationships and intellectual property related to the purchase of Specialty Microwave were deemed impaired in the amount of $467,928.

Research and Development Expenses

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include employee salaries and benefits, consultants, outside service, and supplies.

The Company’s research and development initiative to expand its product line of low noise amplifiers to include its new 5G and wireless infrastructure products and MMIC designs has progressed significantly. Our combined engineering and manufacturing resources are expected to complement the development of new subsystems for satellite, wireless, and 5G infrastructure, as well as advanced military and commercial markets.

Research and development costs for the years ended December 31, 2024 and 2023 were $3,590,695 and $2,341,845 respectively. Research and development expenses have increased by $1,248,850, or by 53.33%, mainly attributable to the completion of our massive MIMO 64T64R Oran Cat B radio network, which provides true 5G speeds with improved signal strength, enhanced coverage, increased user capacity and adheres to the ORAN specifications promoting openness and interoperability in radio access networks. This radio is currently being tested and certified at Northeastern University and is expected to become the Company’s flagship product.

Loss From Operations

As a result of the above, the Company has a loss from operations of $8,429,987 and $2,577,536 for the years ended December 31, 2024 and 2023, respectively.

Other Income (Expenses)

As a result of the fraudulent digital currency transactions noted above, during the year ended December 31, 2024, the Company recorded an impairment loss of $3,248,911 related to digital assets.

Loss on disposal of property and equipment was $16,403 for the year ended December 31, 2023.

In 2024, Spectrum was able to reclaim $716,943 of gold contained in its obsolete/slow moving inventory.

Due to market fluctuations, the Company recorded an unrealized gain on investments of $1,697 for the year ended December 31, 2023.

Realized gain on investments, resulting from the redemption of treasury bills, was $26,746 and $131,522 for the years ended December 31, 2024 and 2023.

Interest expense, net for the year ended December 31, 2024 was $292,195 and interest income, net for the year ended December 31, 2023 was $19,281. Interest expense increased as a result of debt financing obtained during the year with Altbanq. The outstanding obligations under the loan was paid in full as of December 31, 2024.

Net Loss

The Company reported a net loss of $11,242,404 and $2,465,439 in 2024 and 2023, respectively.

Liquidity and Capital Resources

Operating Activities

The net cash used in operating activities for the year ended December 31, 2024 was $5,295,714, resulting primarily from net loss, the impairment of intangible assets and the loss on investment of digital assets, as well as the operating changes in accounts receivable, inventories, prepaid expenses, accounts payable and accrued expenses as well as customer deposits and operating lease liability.

The net cash used in operating activities for the year ended December 31, 2023 was $3,470,890 resulting primarily from net loss and the operating changes in accounts receivable, inventories, prepaid expenses, accounts payable and accrued expenses, customer deposits and operating lease liability.

Investing Activities

The net cash used in investing activities for the year ended December 31, 2024 was $3,291,831 for the purchase of property and equipment and the net investment in marketable securities.

The net cash used in investing activities for the year ended December 31, 2023 was $725,899 for the purchase of property and equipment offset with the net investments in marketable securities.

Financing Activities

The net cash provided by financing activities for the year ended December 31, 2024 was $21,177,516, a result of the proceeds received from the registered direct offerings and net proceeds received from notes payable offset by the repayment of financing lease liabilities and notes payable.

The net cash used in financing activities for the year ended December 31, 2023 was $2,367,420, for the repayment of financing lease liabilities, notes payable and the revenue earnout.

As of December 31, 2024, we had cash and cash equivalents of $19,315,984, working capital of $26,795,745 and an accumulated deficit of $21,012,127.

We intend to continue to finance our internal growth with cash on hand and cash provided from operations, borrowings, debt or equity offerings, or some combination thereof. We believe that our cash provided from operations and cash on hand will provide enough working capital to fund our operations for the next twelve months.

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

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments and marketable securities that have original maturities of less than three months, when purchased, to be cash equivalents. As of December 31, 2024, the Company’s cash and cash equivalents were deposited in four financial institutions.

The Company’s policy is to place its cash and cash equivalents with high-quality, major financial and investment institutions to limit the amount of credit exposure. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2024 and 2023, the Company had $18,749,154 and $3,170,500 in excess of FDIC insured limits, respectively. The Company has not experienced any losses in such accounts.

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

An allowance of $0 has been recorded at December 31, 2024 and 2023, respectively.

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

As of December 31, 2024 and 2023, the reserve for inventory obsolescence was $1,062,000 and $1,146,000, respectively.

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

Investment Policy-Cost Method

Investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not control or have the ability to exercise considerable influence over operating and financial policies. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, adjusted for observable price changes of similar investments of the same issuer. Fair value is not estimated for these investments if there are no identified events or changes in circumstances that may influence the fair value of the investment. Under this method, the Company’s share of the earnings or losses of such investee companies is not included in the consolidated balance sheet or consolidated statements of operations. The Company held $348,250 of investments without readily determinable fair values at December 31, 2024 and December 31, 2023, respectively. (see Note 9). These investments are included in other assets on the consolidated balance sheets. There were no indicators of impairment during the years ended December 31, 2024 and 2023.

Investment in Digital Assets

We account for all digital assets as indefinite-lived intangible assets in accordance with ASC Topic 350, “Intangibles—Goodwill and Other.” The Company presents digital assets separately from other intangible assets, recorded as digital assets on the consolidated balance sheets. The digital assets are initially recorded at cost and are subsequently remeasured at cost, net of any impairment losses incurred since acquisition.

We conducted an analysis to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that our digital assets are impaired. In determining if an impairment has occurred, we consider the lowest market price of one unit of digital asset quoted on the active exchange since acquiring the digital asset. When the then current carrying value of a digital asset exceeds the fair value determined each quarter, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the prices determined. Gains are not recorded until realized upon sale(s), at which point they are presented net of any impairment losses for the same digital assets. In determining the gain to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale.

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

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of December 31, 2024 contained a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, rebates, discounts, and other adjustments. The estimates of variable consideration are based on historical payment experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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

Shipping and Handling

Shipping and handling charges are generally incurred at the customer’s expense. However, when billed to our customers, shipping and handling charges are included in net sales for the applicable period, and the corresponding shipping and handling expense is reported in the cost of sales.

Research and Development

In accordance with ASC Topic 730, “Research and Development,” the Company expenses research and development costs as incurred. The major components of research and development costs include payroll, consultants, outside service, and supplies.

Research and development costs for the years ended December 31, 2024 and 2023 were $3,590,695 and $2,341,845, respectively.

Income Taxes

The Company’s deferred tax assets and liabilities for the expected future tax consequences of events have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using tax rates enacted in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2024 and 2023, the Company had no material unrecognized tax benefits.

Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is calculated by adjusting the weighted average number of shares of common stock outstanding for the dilutive effect, if any, of common stock equivalents. Common stock equivalents whose effect would be anti-dilutive are not included in diluted loss per share. The Company uses the treasury stock method to determine the dilutive effect, which assumes that all common stock equivalents have been exercised at the beginning of the period and that the funds obtained from those exercises were used to repurchase shares of common stock of the Company at the average closing market price during the period. As of December 31, 2024 and 2023, there were 4,594,442 and 4,545,442, respectively, potential common share equivalents from stock options, warrants and restricted stock units which have been excluded from the diluted loss per share calculations as their effect is anti-dilutive.

Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices, and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The fair value hierarchy is defined in the following three categories:

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Share-Based Payments.” All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the employees required service period, which is generally the vesting period.

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

Sales to the Company’s largest customer represented approximately 13.97% and 8.45% of total sales for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, there were two vendors that accounted for 33.05% and 11.69%, and 33.14% and 17.18%, respectively, of total component parts purchased.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. ASU 2023-07 also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2023, the FASB issued ASU 2023-05, “Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement,” which requires a newly-formed joint venture to apply a new basis of accounting to its contributed net assets, resulting in the joint venture initially measuring its contributed net assets at fair value on the formation date. ASU 2023-05 is effective for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted for joint ventures formed before the effective date. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures by requiring; (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization included in each relevant expense caption presented on the statement of operations. The standard also requires disclosure of qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, as well as the total amount of selling expenses and an entity’s definition of selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

The Company currently believes there are no other issued and not yet effective accounting standards that are materially relevant to its consolidated financial statements.

Off Balance Sheet Transactions

As of December 31, 2024, we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item begin on page F-1 with the index to financial statements followed by the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As a result of this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management, including our chief executive officer and chief financial officer, believes the consolidated financial statements included in this report fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management has evaluated the effectiveness of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management has concluded that, as of December 31, 2024, our internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting described below. As a smaller reporting company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm in this report.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and our board of directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Material Weaknesses in Internal Control over Financial Reporting

We identified material weaknesses in our internal controls over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified include:

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

Material Weakness Remediation

Our management, with the oversight of our audit committee, has initiated steps and plans to take additional measures to remediate the underlying causes of the material weakness. It is possible that we may determine that additional remediation steps will be necessary in the future.

The Company’s remediation plan at December 31, 2024 included the following actions:

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

Changes in Internal Control over Financial Reporting

Except for the foregoing, there were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period covered by this report.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current executive officers and directors are as follows:

Name	Age	Position

Fawad Maqbool	64	Chairman, President, Chief Executive Officer, Treasurer, Director
Louisa Sanfratello	59	Chief Financial Officer and Secretary, Director
Jorge Flores	57	Chief Operating Officer
Andrew Lee	41	Director
Daniel Mazziota	87	Director
Shailesh “Sonny” Modi	62	Director

A brief description of the background and business experience of our executive officer and directors for the past five years is as follows:

Fawad Maqbool, age 64, has served as the Company’s President, Chief Executive Officer and Chairman of the Board of Directors since founding AmpliTech, Inc. in 2002. Prior to founding AmpliTech, Inc., Mr. Maqbool was the President of Aeroflex Amplicomm, Inc. for 2000 and 2001. His duties included, among other things, overseeing the design and development of amplifiers specifically for fiber optic communication applications. Mr. Maqbool was with MITEQ, Inc. from 1987 through 1999 where he began as an Engineering Group Leader and ultimately held the title of Department Head responsible for a staff of thirty-two consisting of engineers, technicians, assemblers and support personnel. His professional career began with the Hazeltine Corporation in 1983 where he was a Microwave Design Engineer through 1986. Mr. Maqbool received a bachelor’s degree in electrical engineering (major in microwaves and RF) and biomedical engineering from the City College of New York. He subsequently earned a master’s degree in electrical engineering (major in microwaves and RF) from Polytechnic University, now the New York University Tandon School of Engineering. Through his prior service, Mr. Maqbool possesses the knowledge and experience in microwaves and RF electrical engineering that aids him in efficiently and effectively identifying and executing the Company’s strategic priorities. As our Chief Executive Officer, Chairman and founder, Mr. Maqbool brings to the Board of Directors extensive knowledge of the Company’s products, structure, history, and culture as well as years of expertise in the industry.

Louisa Sanfratello, CPA, age 59, has been an accountant, servicing numerous clients in various industries since 1987. Her professional career began with the public accounting firm of Holtz Rubenstein & Co, where she gathered audit experience for several years and moved on to more challenging positions in both the public and private sector. She served as a Controller for The New Interdisciplinary School for over 10 years. Her responsibilities included overseeing the accounting department in addition to working directly with the NYS Department of Education. Ms. Sanfratello was also employed by the Make A Wish Foundation of Suffolk County as chief accountant working directly with the President and CFO. She joined AmpliTech, Inc. in 2012 as Chief Financial Officer, where she manages the company’s finances and SEC filings. Her responsibilities also include assisting the Chief Executive Officer in developing new business, maintaining operating budgets and ensuring adequate cash flow. Ms. Sanfratello was appointed to the Board of Directors for her extensive knowledge of the Company’s products and her financial and accounting expertise.

Jorge Flores, age 57, joined AmpliTech at the end of March in 2021 as Executive Director of Operations, bringing with him over 30 years of combined operations and program management experience. Prior to joining AmpliTech’s executive leadership team, Mr. Flores held various leadership roles at Comtech Telecommunications, a Nasdaq listed corporation with over 2,000 employees and revenues of over $600,000,000. Previous management roles included Director of Program Management Office, Business Unit Manager and Supply Line Management. Mr. Flores holds an MBA with concentration in Operations Management and Leadership from Dowling NY and, a BS in Business Administration, Major in Operations Management from NYIT. Mr. Flores was promoted to Chief Operating Officer effective February 21, 2022. As Chief Operating Officer, Mr. Flores leads critical initiatives to further streamline operations, drive growth, and take ownership of creating an enhanced experience for AmpliTech’s valued customers.

Andrew Lee, age 41, has served as a director of the Company since January 2021. Mr. Lee serves as the chairman of the Audit Committee. Mr. Lee is a licensed CPA and holds his MBA degree from Washington State University. Mr. Lee received his Bachelor of Business Administration, with concentrations in Finance and Accounting, from Walla Walla University. Mr. Lee is currently serving as CFO of Scythe Robotics. Prior to joining Scythe Robotics, Mr. Lee served as CFO of RealWear and Ryonet Corporation, a high-growth firm in Vancouver, Washington. Mr. Lee’s finance and accounting experience qualifies him to serve on our board of directors.

Daniel Mazziota, age 87, has served as a director of the Company since January 2021. He serves as the chairman of the Compensation Committee. Mr. Mazziota founded Microwave Power Devices, Inc. in 1967, which he sold in 1980 to Macom Technology Solutions, a Nasdaq listed developer and producer of radio, microwave, and millimeter wave semiconductor devices and components. He served as the President of Microwave Power Devices, Inc. until his retirement in 1988. He has served as president of IDM Consulting since 1965. IDM Consulting provides consulting services to the microwave component and sub system industry. He received his BEE and MSEE degrees from New York Polytechnic Institute and is a fellow of the Institute. Mr. Mazziota’s microwave component and subsystem industry experience qualifies him to serve on our board of directors.

Shailesh “Sonny” Modi, age 62, has served as a director of the Company since January 2025. Mr. Modi has served as chief financial officer and treasurer of ShelterPoint Life Insurance Company (“ShelterPoint”) since December 2015 and was instrumental in leading the successful sale of ShelterPoint to Protective Life Insurance Company in 2024. Prior to ShelterPoint, Mr. Modi served as senior vice president of Global Insurance Strategic Planning & Analysis at Aspen Insurance Holdings from April 2014 to June 2015. Earlier in his career, he spent 10 years at Deloitte & Touche LLP, focusing on financial services and participating in initial public offerings. Mr. Modi holds a B.S. in Accounting and an MBA in Finance & Computer Systems from New York University. He has served on various boards, including InRoads and the Insurance Accounting and Systems Association (IASA), and has been involved in volunteer organizations such as the Boy Scouts of America. Mr. Modi’s finance and accounting experience qualifies him to serve on our board of directors.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with our director or executive officers.

Board Committees

Effective January 20, 2021, we formed an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee, each of which is comprised of our three independent directors. Mr. Modi was appointed chairman of the Nominating and Corporate Governance Committee, Mr. Lee as the chairman of the Audit Committee and Mr. Mazziota as the chairman of the Compensation Committee. Mr. Lee’s finance and accounting experience qualifies him as the audit committee financial expert.

Our Board of Directors has determined that each of Mr. Modi, Mr. Lee and Mr. Mazziota is independent within the meaning of Rule 5605(a)(2) of the Nasdaq Listing Rules and the rules and regulations promulgated by the SEC. In making its independence determinations, the Board of Directors sought to identify and analyze all of the facts and circumstances related to any relationship between a director, his or her immediate family and our company and our affiliates and did not rely on categorical standards other than those contained in the Nasdaq rule referenced above. Our Board of Directors has determined that Mr. Modi, Mr. Lee and Mr. Mazziota meet the additional test for independence for audit committee members imposed by SEC regulations and Section 5605(c)(2)(A) of the Nasdaq Stock Market listing rules and that Mr. Modi, Mr. Lee and Mr. Mazziota meet the additional test for independence for compensation committee members imposed by Section 5605(d)(2)(A) of the Nasdaq Stock Market listing rules.

Audit Committee

The primary purpose of our audit committee is to assist our Board of Directors in the oversight of the integrity of our accounting and financial reporting process, the audits of our consolidated financial statements, and our compliance with legal and regulatory requirements. Our audit committee met 13 times during the year ended December 31, 2024. The functions of our audit committee include, among other things:

●	hiring the independent registered public accounting firm to conduct the annual audit of our consolidated financial statements and monitoring its independence and performance;
●	reviewing and approving the planned scope of the annual audit and the results of the annual audit;
●	pre-approving all audit services and permissible non-audit services provided by our independent registered public accounting firm;
●	reviewing the significant accounting and reporting principles to understand their impact on our consolidated financial statements;
●	reviewing our internal financial, operating and accounting controls with management, our independent registered public accounting firm and our internal audit provider;
●	reviewing with management and our independent registered public accounting firm, as appropriate, our financial reports, earnings announcements and our compliance with legal and regulatory requirements;
●	periodically reviewing and discussing with management the effectiveness and adequacy of our system of internal controls;
●	in consultation with management and the independent auditors, reviewing the integrity of our financial reporting process and adequacy of disclosure controls;
●	reviewing potential conflicts of interest under and violations of our code of conduct;
●	establishing procedures for the treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and confidential submissions by our employees of concerns regarding questionable accounting or auditing matters;
●	reviewing and approving related-party transactions; and
●	reviewing and evaluating, at least annually, our audit committee’s charter.

With respect to reviewing and approving related-party transactions, our audit committee will review related-party transactions for potential conflicts of interests or other improprieties. Under SEC rules, related-party transactions are those transactions to which we are or may be a party in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors or executive officers or any other related person had or will have a direct or indirect material interest, excluding, among other things, compensation arrangements with respect to employment and Board of Directors membership. Our audit committee could approve a related-party transaction if it determines that the transaction is in our best interests. Our directors are required to disclose to this committee or the full Board of Directors any potential conflict of interest, or personal interest in a transaction that our Board of Directors is considering. Our executive officers are required to disclose any related-party transaction to the audit committee. We also poll our directors on an annual basis with respect to related-party transactions and their service as an officer or director of other entities. Any director involved in a related-party transaction that is being reviewed or approved must recuse himself or herself from participation in any related deliberation or decision. Whenever possible, the transaction should be approved in advance and if not approved in advance, must be submitted for ratification as promptly as practical.

The financial literacy requirements of the SEC require that each member of our audit committee be able to read and understand fundamental financial statements. In addition, at least one member of our audit committee must qualify as an audit committee financial expert, as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act and have financial sophistication in accordance with the Nasdaq Stock Market listing rules. Our Board of Directors has determined that Mr. Lee qualifies as an audit committee financial expert.

Both our independent registered public accounting firm and management periodically meet privately with our audit committee.

Our audit committee charter is available on our website at www.amplitech.com under “Investors—Governance—Governance Documents”.

Compensation Committee

The primary purpose of our compensation committee is to assist our Board of Directors in exercising its responsibilities relating to compensation of our executive officers and employees and to administer our equity compensation and other benefit plans. Our compensation committee met 4 times during the year ended December 31, 2024. In carrying out these responsibilities, this committee reviews all components of executive officer and employee compensation for consistency with its compensation philosophy, as in effect from time to time. The functions of our compensation committee include, among other things:

●	designing and implementing competitive compensation, retention and severance policies to attract and retain key personnel;
●	reviewing and formulating policy and determining the compensation of our Chief Executive Officer, our other executive officers and employees;
●	reviewing and recommending to our Board of Directors the compensation of our non-employee directors;
●	reviewing and evaluating our compensation risk policies and procedures;
●	administering our equity incentive plans and granting equity awards to our employees, consultants and directors under these plans;
●	administering our performance bonus plans and granting bonus opportunities to our employees, consultants and non-employee directors under these plans;
●	if required from time to time, preparing the analysis or reports on executive officer compensation required to be included in our annual proxy statement;
●	engaging compensation consultants or other advisors it deems appropriate to assist with its duties; and
●	reviewing and evaluating, at least annually, our compensation committee’s charter.

The compensation committee retains sole authority to hire any compensation consultant, approve such consultant’s compensation, determine the nature and scope of its services, evaluate its performance, and terminate its engagement.

The compensation committee reviews our compensation policies and practices for all employees, including our named executive officers, as they relate to risk management practices and risk-taking incentives to assess and determine that there are no risks arising from these policies and practices that are reasonably likely to have a material adverse effect on us.

Our compensation committee charter is available on our website at www.amplitech.com under “Investors—Governance—Governance Documents”.

Nominating and Corporate Governance Committee

The primary purpose of our nominating and corporate governance committee is to assist our Board of Directors in promoting the best interest of our company and our stockholders through the implementation of sound corporate governance principles and practices. Our nominating and corporate governance committee met 4 times during the year ended December 31, 2024. The functions of our nominating and corporate governance committee include, among other things:

●	identifying, reviewing and evaluating candidates to serve on our Board of Directors;
●	determining the minimum qualifications for service on our Board of Directors;
●	developing and recommending to our Board of Directors an annual self-evaluation process for our Board of Directors and overseeing the annual self-evaluation process;
●	developing, as appropriate, a set of corporate governance principles, and reviewing and recommending to our Board of Directors any changes to such principles; and
●	periodically reviewing and evaluating our nominating and corporate governance committee’s charter.

Our nominating committee charter is available on our website at www.amplitechinc.com under “Investors—Governance—Governance Documents”.

Board of Directors Diversity

Our Board of Directors is committed to fostering a diversity of backgrounds and perspectives so that our Board of Directors positions our company for the future. The members of our Board of Directors represent a mix of ages, genders, races, ethnicities, geographies, cultures, and other perspectives that we believe expand our Board of Directors’ understanding of the needs and viewpoints of our partners, employees, stockholders, and other stakeholders.

Director Candidates

Our Board of Directors has a critical role in guiding our strategic direction and overseeing the management of our business, and accordingly, we seek to attract and retain highly qualified directors who have sufficient time to engage in the activities of our Board of Directors and to understand and enhance their knowledge of our industry and business plans. In evaluating the suitability of individual candidates, our Board of Directors, in approving (and, in the case of vacancies, appointing) such candidates, may take into account many factors, including: personal and professional integrity; ethics and values; experience in corporate management, such as serving as an officer or former officer of a publicly held company; strong finance experience; experience relevant to our industry; experience as a board member or executive officer of another publicly held company; relevant academic expertise or other proficiency in an area of our operations; diversity of expertise and experience in substantive matters pertaining to our business relative to other board members; diversity of background and perspective, including, but not limited to, with respect to age, gender, race, place of residence and specialized experience; practical and mature business judgment, including, but not limited to, the ability to make independent analytical inquiries; and any other relevant qualifications, attributes or skills. The core competencies of directors should address accounting or finance experience, market familiarity, business or management experience, industry knowledge, customer-base experience or perspective, crisis response, leadership, and/or strategic planning. Our Board of Directors evaluates each individual in the context of the Board as a whole, with the objective of assembling a group that can best perpetuate the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas.

Our Board of Directors will consider candidates for director recommended by stockholders, so long as such recommendations comply with our Articles of Incorporation, Bylaws, nominating and corporate governance committee charter and applicable laws, rules and regulations, including those promulgated by the SEC. Our Board of Directors will evaluate such recommendations in accordance with our Bylaws and our policies and procedures for director candidates, including our corporate governance guidelines. This process is designed to ensure that our Board of Directors includes members with diverse backgrounds, skills and experience, including appropriate financial and other expertise relevant to our business. Eligible stockholders wishing to recommend a candidate for nomination should contact us in writing. Such recommendations must include information about the candidate, a statement of support by the recommending stockholder, evidence of the recommending stockholder’s ownership of our common stock and a signed letter from the candidate confirming willingness to serve on our Board of Directors.

Stockholder Communications

Although we do not have a formal policy regarding stockholder communications with our Board of Directors, stockholders may communicate with our Board of Directors, or any individual director on our Board of Directors, by writing to us at the address of our principal executive offices, addressing the communication to the attention of our Chief Executive Officer, and specifying the Board of Directors or, if applicable, the individual member thereof as the intended recipient of the communication. Our Corporate Secretary will forward to the directors all communications that, in his judgment, are appropriate for consideration by the directors. Examples of communications that would not be appropriate for consideration by the directors include commercial solicitations and matters not relevant to the stockholders, to the functioning of the Board of Directors or to the affairs of our Company. Any correspondence received that is addressed generically to the Board of Directors will be forwarded to the Chairman of the Board of Directors.

Board Leadership Structure and Role in Risk Oversight

The Board of Directors does not have a formal policy on whether or not the roles of Chairman of the Board and Chief Executive Officer should be separate and believes that it should retain the flexibility to make this determination in the manner it believes will provide the most appropriate leadership for our company from time to time. Currently, Fawad Maqbool serves as Chairman of the Board and Chief Executive Officer. We do not have a lead independent director. Mr. Maqbool sets the strategic direction for the company and provides day-to-day leadership. As Chairman of the Board of Directors, Mr. Maqbool further oversees the agenda for board meetings in collaboration with the other board members. Our Board believes that it is in the best interest of the company and its stockholders for Mr. Maqbool to serve in both roles at this time given his knowledge of our company and industry. We believe that this structure provides appropriate leadership and oversight of the company and facilitates effective functioning of both management and our Board of Directors. Our Board of Directors will continue to reassess the structure to determine what is in the best interests of the Company and stockholders.

The Board of Directors oversees our exposure to risk through its interaction with management and receipt from management of periodic reports outlining matters related to financial, operational, regulatory, legal and strategic risks. Risk assessment and oversight are an integral part of our governance and management processes. Our Board of Directors encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day business operations. Management discusses strategic and operational risks at regular management meetings and conducts specific strategic planning and review sessions during the year that include a focused discussion and analysis of the risks facing us. Throughout the year, senior management reviews these risks with the Board of Directors at regular board meetings as part of management presentations that focus on particular business functions, operations or strategies and presents the steps taken by management to mitigate or eliminate such risks.

Code of Conduct

We have adopted a Code of Ethics and Business Conduct that applies to all our directors, officers (including our Chief Executive Officer, Chief Financial Officer and any person performing similar functions) and employees. We have made our Code of Business Conduct and Ethics available on our website at the following address: https://www.amplitechinc.com/amplitech-group-inc-code-of-ethics. We expect that any future amendments to our Code of Ethics and Business Conduct, or any waivers of its requirements, will be disclosed on our website.

Clawback Policy

To comply with Section 10D of the Securities Exchange Act of 1934, as amended, Rule 10D-1 promulgated under the Securities Exchange Act of 1934, as amended, and Nasdaq Listing Rule 5608 applicable to incentive-based compensation for executive officers of listed companies, in November 2023, the Board adopted a Policy for the Recovery of Erroneously Awarded Compensation (the “Clawback Policy”) with an effective date of October 2, 2023. Current executive officers of the Company have agreed in writing to the terms and conditions of the Clawback Policy. Under the Clawback Policy, if the Company is required to restate its financial results due to material noncompliance with financial reporting requirements under the federal securities laws, the Company will recoup any erroneously awarded incentive-based compensation from the Company’s current and former executive officers. Administration of the Clawback Policy will be by the Compensation Committee of the Company.

Hedging Transactions

Our Insider Trading Policy prohibits insiders from buying or selling puts, calls, other derivative securities of the Company or any derivative securities that provide the economic equivalent of ownership of any of the Company’s Securities or an opportunity, direct or indirect, to profit from any change in the value of the Company’s securities or engage in any other hedging transaction with respect to the Company’s securities, at any time, with the exception of the Company’s tradeable warrants.

Director Compensation

Persons serving as both an officer and a director of the Company are only included in the Executive Compensation Table for the year ended December 31, 2024 and 2023:

Name	Fiscal Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Matthew Kappers(1)	2023	-	27,600	-	-	-	-	27,600
	2024	-	30,000	-	-	-	-	30,000
Andrew Lee	2023	-	27,600	-	-	-	-	27,600
	2024	-	30,000	-	-	-	-	30,000
Daniel Mazziota	2023	-	27,600	-	-	-	-	27,600
	2024	-	30,000	-	-	-	-	30,000

(1)	Mr. Kappers resigned as a director of the Company on January 17, 2025. Upon Mr. Kapper’s resignation, Mr. Modi was appointed as a director of the Company on January 17, 2025.

On January 20, 2025, the Company entered into a standard form of director agreement (the “Director Agreement”) with each of the foregoing independent directors: Mr. Andrew Lee, Mr. Daniel Mazziota and Mr. Shailesh “Sonny” Modi. The Director Agreement provides for a one (1) year term unless terminated earlier upon certain events set forth in the Director Agreement, which includes among other things, resignation or removal. In addition, the Director Agreement also provides, among other things, reimbursement of expenses for attending meetings, indemnification and annual compensation of 15,000 Restricted Stock Units pursuant to the Company’s Amended and Restated 2020 Equity Incentive Plan for services.

On August 18, 2023, the Company granted restricted stock awards under the Company’s 2020 Plan to Messrs. Kappers, Lee and Mazziota an aggregate of 45,000 shares of common stock (15,000 each) valued at $82,800. These restricted stock awards vested immediately.

On December 19, 2024, the Company granted restricted stock awards under the Company’s 2020 Plan to Messrs. Kappers, Lee and Mazziota an aggregate of 45,000 shares of common stock (15,000 each) valued at $90,000. These restricted stock awards vested immediately.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of copies of the reports filed with the SEC and the written representations of our directors and executive officers, we believe that all reporting requirements for fiscal year ended December 31, 2024 were complied with by each person who at any time during the fiscal year ended December 31, 2024 was a director or an executive officer or held more than 10% of our common stock.

Code of Ethics

We have adopted a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and Chief Financial Officer. Our code of ethics is available on our website.

Insider Trading Policy and Rule 10b5-1 Trading Programs

We have adopted an Insider Trading Policy which prohibits directors, officers and all other employees, or consultants or contractors, as well as family members of such persons  (or any other person subject to the policy) from engaging in any transaction involving a purchase or sale of the our securities, including any offer to purchase or offer to sell, based on material nonpublic information regarding the Company (“Material Nonpublic Information”).

Under our Insider Trading Policy and pursuant to SEC Rule 10b5-1, directors, officers and employees may establish written programs which permit (i) automatic trading of the Company’s stock through a third-party broker or (ii) trading of the Company’s stock by an independent person (such as an investment bank) who is not aware of Material Nonpublic Information at the time of a trade. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director, executive officer, or other employee when entering into the plan, without further direction from such insider.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to, the named person, during the years ended December 31, 2024 and 2023:

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Fawad Maqbool	2024	446,154	-	-	-	-	446,154
Chairman, President and Chief Executive Officer	2023	500,000	-	-	157,797	-	657,797

Louisa Sanfratello	2024	245,384	-	-	-	-	245,384
Chief Financial Officer, Secretary	2023	275,000	-	-	78,898	-	353,898

Jorge Flores	2024	245,384	-	-	-	-	245,384
Chief Operating Officer	2023	275,000	-	-	78,898	-	353,898

On February 21, 2022, the Company’s Board of Directors approved an increase in salary, effective as of January 1, 2022, for Mr. Maqbool, to $500,000 per year, and for Ms. Sanfratello and Mr. Flores to $275,000 per year. In June of 2024, the officers of the Company voluntarily reduced their salaries by 20%. Those salaries have been reinstated effective January 1, 2025.

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

The following table sets forth the outstanding equity awards for our named executive officers as of the fiscal year ended December 31, 2024.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Fawad Maqbool
	December 20, 2023	25,000	75,000	-0-	$1.73	December 20, 2033

Louisa Sanfratello
	December 20, 2023	12,500	37,500	-0-	$1.73	December 20, 2033

Jorge Flores
	December 20, 2023	12,500	37,500	-0-	$1.73	December 20, 2033

Amended and Restated 2020 Equity Incentive Plan

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

Policies and Practices Related to the Timing of Grants of Certain Equity Awards

The Compensation Committee’s does not have a policy or practice on when to grant option awards. The Compensation Committee does not have a policy or practice of taking into account material nonpublic information when determining the timing and terms of option awards and does not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. Option awards are not granted in anticipation of the release of material non-public information, and the release of material non-public information is not timed on the basis of option grant dates. However, if public announcement of material information is anticipated, the grant date of any option awards may be deferred at the discretion of the Compensation Committee until the first trading day after release of such information.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of March 27, 2025. Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise indicated below, the address of each person listed in the table below is c/o 155 Plant Avenue, Hauppauge, NY 11788.

	Amount and Nature of Beneficial Ownership Common Stock (1)
Name and Address of Beneficial Owner	No. of Shares		% of Class
Directors and Officers
Fawad Maqbool, Chairman, President, and Chief Executive Officer	2,898,364	(2)	14.6%
Louisa Sanfratello, Chief Financial Officer	127,500	(3)	*
Jorge Flores	122,500	(4)	*
Daniel Mazziota	276,618	(5)	1.40%
Andrew Lee	59,750	(6)	*
Shailesh “Sonny” Modi	-		*
All officers and directors as a group (7 persons)	3,484,732		16.0%
5% Stockholders
Bard Associates, Inc. 135 South LaSalle Street, Suite 3700 Chicago, IL 60603	1,741,019		8.8%

*	Less than 1%

1)	Based on 19,658,960 shares of common stock issued and outstanding and common stock issuable upon exercise of vested stock options.
2)	Includes (i) 2,663,364 shares of common stock and (ii) options to purchase 235,000 shares of common stock,
3)	Includes (i) 10,000 shares of common stock and (ii) 117,500 options to purchase shares of common stock.
4)	Includes (i) 25,000 shares of common stock and (ii) 97,500 options to purchase shares of common stock.
5)	Includes (i) 235,743 shares of common stock and (ii) 40,875, options to purchase shares of common stock
6)	Includes (i) 45,000 shares of common stock and (ii) 14,750 options to purchase of common stock
7)

Based on Amendment No. 1 to Schedule 13G filed with the SEC on January 8, 2025 Reflects shared dispositive power of 1,657,154 shares of common stock and 83,8655 shares of common stock underlying warrants.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We had no transactions since the beginning of the fiscal year of ended December 31, 2024, and we do not have any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).

Director Independence

Mr. Modi, Mr. Lee and Mr. Mazziota are independent using the definition of independence under NASDAQ Listing Rule 5605 (a) (2).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Paid to the Independent Registered Public Accounting Firm

The following table shows the aggregate fees incurred for professional services provided to us for 2024 and 2023:

	2024	2023
Audit Fees	$255,460	$150,100
Audit-Related Fees	$-	$-
Tax Fees	$10,885	$6,665
All Other Fees	-	-
Total	$266,345	$156,765

Audit Fees

For the years ended December 31, 2024 and 2023, we incurred $255,460 and $150,100, respectively for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

For the years ended December 31, 2024 and 2023, we incurred approximately $0 respectively, for audit related services.

Tax Fees

For our years ended December 31, 2024 and 2023, we incurred $10,885 and $6,665 respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the years ended December 31, 2024 and 2023.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

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

The Audit Committee pre-approved all services provided by our independent registered public accounting firm. All the above services and fees during 2024 were pre-approved by our Audit Committee. All the above services in 2024 were reviewed and approved by our Audit Committee either before or after the respective services were rendered.

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this Annual Report.

1.	Report of Independent Registered Public Accounting Firm (PCAOB ID 3627)

2.	Financial Statement Schedules. All schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

Exhibits:

The exhibits required by Item 601 of Regulation S-K are listed below

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of AmpliTech Group, Inc. (incorporated by reference to the Current Report on Form 8-K filed on December 28, 2020)
3.2	Amended and Restated Bylaws of AmpliTech Group, Inc. (incorporated by reference to the Current Report on Form 8-K filed on December 28, 2020)
3.3	Amended and Restated Series A Convertible Preferred Stock Certificate of Designation (incorporated by reference to the Current Report on Form 8-K filed on December 28, 2020)
3.4	Certificate of Amendment, filed with the Secretary of State of Nevada (incorporated by reference to the Current Report on Form 8-K filed on February 19, 2021)
3.5	Certificate of Correction, filed with the Secretary of State of Nevada (incorporated by reference to the Current Report on Form 8-K filed on February 19, 2021)
4.1	Form of Common Stock Purchase Warrant (incorporated by reference to the Current Report on Form 8-K filed on February 19, 2021)
4.2	Warrant Agency Agreement dated February 14, 2024 by and between AmpliTech Group, Inc. and VStock Transfer LLC (incorporated by reference to the Annual Report on Form 10K filed on April 1, 2024)
4.3	Form of Representative’s Warrant (incorporated by reference to the Current Report on Form 8-K filed on February 19, 2021)
4.4*	Description of Capital Stock
4.5	Form of Warrant (incorporated by reference to the Current Report on Form 8-K filed on April 15, 2021)
4.6	Form of Prefunded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 26, 2024)
10.1	Commercial guaranty of AmpliTech Group, Inc., dated September 12, 2019 (incorporated by reference to the Current Report on Form 8-K filed on September 18, 2019)
10.2	Lease agreement, dated September 12, 2019, by and between AmpliTech Group, Inc. and Stephen J. Faber, as Trustee of the Revocable Trust of Stephen J. Faber, dated August 29, 2017 (incorporated by reference to the Current Report on Form 8-K filed on September 18, 2019)
10.3	Exclusive Distribution Agreement, dated November 9, 2016, by and between AmpliTech Inc, and distributor (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on December 10, 2020)
10.4	Advisory Agreement, dated February 14, 2018, by and between AmpliTech Group, Inc. and with Sunbiz Holdings Corp. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed on December 10, 2020)

10.5	Business Loan Agreement with BNB Bank, dated November 20, 2020 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on December 10, 2020)
10.6	Promissory Note issued to BNB Bank, dated November 20, 2020 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on December 10, 2020)
10.7	Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on February 6, 2024)
10.8	Asset Purchase Agreement dated November 19, 2021 (incorporated by reference to the Current Report on Form 8-K filed on November 19, 2021)
10.9	Employment Agreement with Jorge Flores dated February 21, 2022 (incorporated by reference to the Current Report on Form 8-K filed on February 22, 2022)
10.10	Amendment to Employment Agreement with Jorge Flores dated March 27, 2023 (incorporated by reference to the Annual Report on Form 10-K filed on March 31, 2023)
10.11	Amendment to Employment Agreement with Jorge Flores dated March 20, 2024 (incorporated by reference to the Current Report on Form 8-K filed on March 26, 2024)
10.12	Form of Director Agreement (incorporated by reference to the Current Report on Form 8-K filed on January 26, 2022)
10.13	Business Loan and Security Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 29, 2024)
10.14	Licensing Product Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 1, 2024)
10.15	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 11, 2024)
10.16	Form of Placement Agency Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 11, 2024)
10.17	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on September 11, 2024)
10.18	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 26, 2024)
10.19	Form of Placement Agency Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 26, 2024)
10.20	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 26, 2024)
10.21	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 13, 2024)
10.22	Form of Placement Agency Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 13, 2024)
10.23	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 13, 2024)
10.24	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 26, 2024)
10.25	Form of Placement Agency Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 26, 2024)
10.26	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 26, 2024)
10.27	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 30, 2024)
10.28	Form of Placement Agency Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 30, 2024)
10.29	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 30, 2024)
10.30	Form of Director Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 21, 2025)
10.31	Equity Distribution Agreement (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on March 24, 2025)
10.32*†	Form of Asset Purchase Agreement
10.33*	Bank Loan Agreement
10.34*	Promissory Note
19.1*	Form of Insider Trading Policy
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed on August 13, 2012)
23.1*	Consent of Sadler, Gibb & Associates, LLC
31.1**	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer
31.2**	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial Officer
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on April 1, 2024)
101. INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101. SCH*	Inline XBRL Taxonomy Extension Schema Document
101. CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101. LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*filed herewith

** furnished herewith

† Pursuant to item 601(b)(10)(iv) of Regulation S-K, certain information has been excluded because it is both not material and the type of information that the registrant treats as private or confidential.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmpliTech Group, Inc.

Date: March 31, 2025	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Fawad Maqbool	President, Chief Executive Officer and	March 31, 2025
Fawad Maqbool	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Louisa Sanfratello	Chief Financial Officer and Secretary	March 31, 2025
Louisa Sanfratello	(Principal Financial and Accounting Officer)

/s/ Andrew Lee	Director	March 31, 2025
Andrew Lee

/s/ Daniel Mazziota	Director	March 31, 2025
Daniel Mazziota

/s/ Shailesh “Sonny” Modi	Director	March 31, 2025
Shailesh “Sonny” Modi

AmpliTech Group, Inc.

Index to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of AmpliTech Group, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AmpliTech Group, Inc. (“the Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2013.

Draper, UT

March 31, 2025

AmpliTech Group, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023
Assets
Current Assets
Cash and cash equivalents	$19,315,984	$6,726,013
Accounts receivable	1,256,725	2,542,710
Inventories, net	7,588,764	6,537,578
Prepaid expenses	169,913	1,342,335
Total Current Assets	28,331,386	17,148,636

Property and equipment, net	2,253,695	2,599,448
Operating lease right of use assets	4,399,975	3,538,798
Intangible assets, net	2,366,119	2,984,133
Goodwill	4,696,883	4,696,883
Cost method investment	348,250	348,250
Long-term deposits	824,174	91,481

Total Assets	$43,220,482	$31,407,629

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	941,408	$846,179
Customer deposits	128,089	14,239
Current portion of finance lease obligations	16,522	16,799
Current portion of operating lease obligations	449,622	541,324
Current portion of notes payable	-	80,841
Total Current Liabilities	1,535,641	1,499,382

Long-term Liabilities
Finance lease obligations, net of current portion	15,478	32,537
Operating lease obligations, net of current portion	4,139,562	3,171,979
Deferred tax liability	39,000	24,000
Total Liabilities	5,729,681	4,727,898

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.001, 500,000,000 shares authorized, 19,656,460 and 9,714,613 shares issued and outstanding, respectively	19,656	9,715
Additional paid-in capital	58,483,272	36,439,739
Accumulated deficit	(21,012,127)	(9,769,723)

Total Stockholders’ Equity	37,490,801	26,679,731

Total Liabilities and Stockholders’ Equity	$43,220,482	$31,407,629

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2024 and 2023

	2024	2023

Revenues	$9,508,372	$15,584,577

Cost of Goods Sold	6,023,265	8,308,949

Gross Profit	3,485,107	7,275,628

Operating Expenses
Selling, general and administrative	7,856,471	7,511,319
Impairment of intangible assets	467,928	-
Research and development	3,590,695	2,341,845
Total Operating Expenses	11,915,094	9,853,164

Loss From Operations	(8,429,987)	(2,577,536)

Other Income (Expenses)
Loss on investment in digital assets	(3,248,911)	-
Loss on disposal of property and equipment	-	(16,403)
Unrealized gain on investments	-	1,697
Other income	716,943	-
Realized gain on investments	26,746	131,522
Interest Income (expense), net	(292,195)	19,281
Total Other Income (Expenses)	(2,797,417)	136,097

Net Loss Before Income Taxes	(11,227,404)	(2,441,439)

Provision For Income Taxes	15,000	24,000

Net Loss	$(11,242,404)	$(2,465,439)

Net Loss Per Share;
Basic and diluted	$(1.08)	$(0.26)

Weighted Average Common Shares Outstanding;
Basic and diluted	10,432,416	9,659,421

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2024 and 2023

	Common Stock		Additional		Total
	Number of	Par	Paid-In	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2022	9,634,613	$9,635	$36,050,161	$(7,304,284)	$28,755,512

Stock based compensation	-	-	389,658	-	389,658

Common stock issued for vesting of RSU’s	80,000	80	(80)	-	-

Net loss for the year ended December 31, 2023	-	-	-	(2,465,439)	(2,465,439)

Balance, December 31, 2023	9,714,613	$9,715	$36,439,739	$(9,769,723)	$26,679,731

Stock based compensation	-	-	517,781	-	517,781

Common stock issued for vesting of RSU’s	55,000	55	(55)	-	-

Common stock issued in offering	9,886,847	9,886	21,525,807	-	21,535,693

Net loss for the year ended December 31, 2024	-	-	-	(11,242,404)	(11,242,404)

Balance, December 31, 2024	19,656,460	$19,656	$58,483,272	$(21,012,127)	$37,490,801

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2024 and 2023

	December 31,	December 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(11,242,404)	$(2,465,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	538,759	531,160
Operating lease costs	532,065	545,065
Stock-based compensation	517,781	389,658
Amortization of debt discount	260,000	-
Loss on disposal of property and equipment	-	16,403
Gain on termination of right-of-use operating lease	-	(8,461)
Deferred taxes	15,000	24,000
Impairment of intangible assets	467,928	-
Inventory reserve	(84,000)	18,000
Loss on investment of digital assets	3,248,911	-
Changes in Operating Assets and Liabilities:
Accounts receivable	1,285,985	(740,941)
Inventories	(967,186)	76,543
Prepaid expenses	1,167,949	(1,147,700)
Long-term deposits	(732,693)	21,704
Accounts payable and accrued expenses	95,229	(14,187)
Operating lease obligations	(512,888)	(196,609)
Customer deposits	113,850	(520,086)
Net cash used in operating activities	(5,295,714)	(3,470,890)

Cash Flows from Investing Activities:
Purchase of property and equipment	(42,920)	(973,349)
Net investment in marketable securities	(3,248,911)	247,450
Net cash used in investing activities	(3,291,831)	(725,899)

Cash Flows from Financing Activities:
Net proceeds from issuance of common shares in a private equity offering	21,535,693	-
Net proceeds from notes payable	1,274,000	-
Repayment on finance lease obligations	(17,336)	(153,114)
Repayment of notes payable	(1,614,841)	(33,480)
Payment of revenue earnout	-	(2,180,826)
Net cash provided by (used in) financing activities	21,177,516	(2,367,420)

Net change in cash and cash equivalents	12,589,971	(6,564,209)

Cash and Cash Equivalents, Beginning of the Period	6,726,013	13,290,222

Cash and Cash Equivalents, End of the Period	$19,315,984	$6,726,013

Supplemental disclosures:
Cash paid for interest expense	$298,811	$27,259
Cash paid for income taxes	$8,632	$10,200

Non-Cash Investing and Financing Activities:
Common Stock issued on vesting of RSUs	$55	$80
Debt discount on notes payable	$260,000	$-
Operating lease right-of-use asset and liability measurement	$1,393,242	$20,880

See accompanying notes to the consolidated financial statements

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

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

For the Years Ended December 31, 2024 and 2023

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

(2) Loss on Investment of Digital Assets

During the three months ending March 31, 2024, the Company made several transactions in digital currency in the total amount of approximately $3.25 million. The Company believes that it was fraudulently induced to hold its digital currency with a custodian whom the Company believed to be valid but no longer exists. The Company is taking steps in an attempt to seek recovery of the funds including discussions with local, federal, and international law enforcement agencies and private consultants and is currently conducting a review of its processes and procedures related to this investment. At the present time, the Company is not aware of and does not expect any additional losses arising out or relating to the above-described investment. In addition, the Company does not believe that the Company’s systems, records, or other assets were otherwise affected or compromised in connection with these investments.

As a result of the fraudulent digital currency transactions noted above, the Company was a victim of a cyber phishing scam that defrauded the Company. During the year ended December 31, 2024, the Company recorded a complete loss from the investment in digital assets of $3,248,911. As of December 31, 2024, the remaining balance of digital assets was $0.

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

For the Years Ended December 31, 2024 and 2023

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

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments and marketable securities that have original maturities of less than three months, when purchased, to be cash equivalents. As of December 31, 2024, the Company’s cash and cash equivalents were deposited in four financial institutions.

The Company’s policy is to place its cash and cash equivalents with high-quality, major financial and investment institutions to limit the amount of credit exposure. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2024 and 2023, the Company had $18,749,154 and $3,170,500 in excess of FDIC insured limits, respectively. The Company has not experienced any losses in such accounts.

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

An allowance of $0 has been recorded at December 31, 2024 and 2023, respectively.

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

For the Years Ended December 31, 2024 and 2023

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

As of December 31, 2024 and 2023, the reserve for inventory obsolescence was $1,062,000 and $1,146,000, respectively.

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

For the Years Ended December 31, 2024 and 2023

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

For the Years Ended December 31, 2024 and 2023

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

Investment Policy-Cost Method

Investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not control or have the ability to exercise considerable influence over operating and financial policies. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, adjusted for observable price changes of similar investments of the same issuer. Fair value is not estimated for these investments if there are no identified events or changes in circumstances that may influence the fair value of the investment. Under this method, the Company’s share of the earnings or losses of such investee companies is not included in the consolidated balance sheet or consolidated statements of operations. The Company held $348,250 of investments without readily determinable fair values at December 31, 2024 and December 31, 2023, respectively. (see Note 9). These investments are included in other assets on the consolidated balance sheets. There were no indicators of impairment during the years ended December 31, 2024 and 2023.

Investment in Digital Assets

We account for all digital assets as indefinite-lived intangible assets in accordance with ASC Topic 350, “Intangibles—Goodwill and Other.” The Company presents digital assets separately from other intangible assets, recorded as digital assets on the consolidated balance sheets. The digital assets are initially recorded at cost and are subsequently remeasured at cost, net of any impairment losses incurred since acquisition.

We conducted an analysis to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that our digital assets are impaired. In determining if an impairment has occurred, we consider the lowest market price of one unit of digital asset quoted on the active exchange since acquiring the digital asset. When the then current carrying value of a digital asset exceeds the fair value determined each quarter, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the prices determined. Gains are not recorded until realized upon sale(s), at which point they are presented net of any impairment losses for the same digital assets. In determining the gain to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

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

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of December 31, 2024 contained a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, rebates, discounts, and other adjustments. The estimates of variable consideration are based on historical payment experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

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

Shipping and Handling

Shipping and handling charges are generally incurred at the customer’s expense. However, when billed to our customers, shipping and handling charges are included in net sales for the applicable period, and the corresponding shipping and handling expense is reported in the cost of sales.

Research and Development

In accordance with ASC Topic 730, “Research and Development,” the Company expenses research and development costs as incurred. The major components of research and development costs include payroll, consultants, outside service, and supplies.

Research and development costs for the years ended December 31, 2024 and 2023 were $3,590,695 and $2,341,845, respectively.

Income Taxes

The Company’s deferred tax assets and liabilities for the expected future tax consequences of events have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using tax rates enacted in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2024 and 2023, the Company had no material unrecognized tax benefits.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is calculated by adjusting the weighted average number of shares of common stock outstanding for the dilutive effect, if any, of common stock equivalents. Common stock equivalents whose effect would be anti-dilutive are not included in diluted loss per share. The Company uses the treasury stock method to determine the dilutive effect, which assumes that all common stock equivalents have been exercised at the beginning of the period and that the funds obtained from those exercises were used to repurchase shares of common stock of the Company at the average closing market price during the period. As of December 31, 2024 and 2023, there were 4,594,442 and 4,545,442, respectively, potential common share equivalents from stock options, warrants and restricted stock units which have been excluded from the diluted loss per share calculations as their effect is anti-dilutive.

Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices, and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined in the following three categories:

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Share-Based Payments.” All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the employees required service period, which is generally the vesting period.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

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

Sales to the Company’s largest customer represented approximately 13.97% and 8.45% of total sales for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, there were two vendors that accounted for 33.05% and 11.69%, and 33.14% and 17.18%, respectively, of total component parts purchased.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. ASU 2023-07 also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2023, the FASB issued ASU 2023-05, “Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement,” which requires a newly-formed joint venture to apply a new basis of accounting to its contributed net assets, resulting in the joint venture initially measuring its contributed net assets at fair value on the formation date. ASU 2023-05 is effective for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted for joint ventures formed before the effective date. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures by requiring; (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization included in each relevant expense caption presented on the statement of operations. The standard also requires disclosure of qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, as well as the total amount of selling expenses and an entity’s definition of selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

The Company currently believes there are no other issued and not yet effective accounting standards that are materially relevant to its consolidated financial statements.

(4) Revenues

The following table presents sales disaggregated based on geographic regions and for the years ended:

AmpliTech Inc. and Specialty Microwave	December 31, 2024	December 31, 2023
Domestic sales	$2,660,340	$5,120,694
International sales	940,135	1,267,459
Total sales	$3,600,475	$6,388,153

Spectrum
Domestic sales	$4,088,483	$6,234,934
International sales	1,819,414	2,961,490
Total sales	$5,907,897	$9,196,424

Total sales for the year ended December 31, 2024 and 2023 were $9,508,372 and $15,584,577.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

(5) Segment Reporting

ASC Topic 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. Operating segments are components of an enterprise for which separate discrete financial information is available and regularly evaluated by the CODM to allocate resources and assess performance. The Company has identified its Chief Executive Officer (“CEO”) as the CODM and has determined that it operates in two reportable segments; the manufacturing and engineering segment, which is operated by AmpliTech Inc. and Specialty Microwave: and the distribution segment, which is operated by Spectrum. The manufacturing and engineering segment assembles microwave components, and the distribution segment is a global distributor of integrated circuits packages and lids. The Company provides general corporate services to its segments; however, these services are not considered when making operating decisions and assessing segment performance. These services are reported under “Corporate” below and include costs associated with executive management, financing activities and public company compliance.

The following table presents summary information by segment for the year ended December 31, 2024:

	Manufacturing and Engineering	Distribution	Corporate	Total
Revenue	$3,600,475	$5,907,897	$-	$9,508,372
Cost of goods sold	3,227,140	2,796,125	-	6,023,265
Net income (loss)	(7,379,725)	1,146,548	(5,009,227)	(11,242,404)
Research and development (1)	3,590,695	-	-	3,590,695
Total assets	27,344,872	15,821,000	54,410	43,220,482
Depreciation and amortization	418,733	120,026	-	538,759
Interest expense, net	25,216	-	266,979	292,195

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

The following table presents summary information by segment for the year ended December 31, 2023:

	Manufacturing and Engineering	Distribution	Corporate	Total
Revenue	$6,388,153	$9,196,424	$-	$15,584,577
Cost of goods sold	3,565,467	4,743,482	-	8,308,949
Net income (loss)	(3,619,842)	2,060,234	(905,831)	(2,465,439)
Research and development (2)	2,341,845	-	-	2,341,845
Total assets	11,461,268	16,540,789	3,405,572	31,407,629
Depreciation and amortization	362,663	168,497	-	531,160
Interest expense, net	26,901	-	(7,620)	19,281

(1)	Research and development for the year ending December 31, 2024 was comprised of $2,030,071 of 5G expenses and $1,560,624 of MMIC design expenses.
(2)	Research and development for the year ending December 31, 2023 was comprised of $157,984 of 5G expenses and $2,183,861 of MMIC design expenses.

(6) Inventories

The inventory consists of the following at December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023

Raw Materials	$1,261,307	$959,645
Work-in Progress	190,818	51,140
Finished Goods	7,198,639	6,672,793
Subtotal	$8,650,764	$7,683,578
Less: Reserve for
Obsolescence	(1,062,000)	(1,146,000)

Total	$7,588,764	$6,537,578

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

(7) Property and Equipment

Property and Equipment consisted of the following at December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023

Lab Equipment	$3,429,447	$3,400,207
Manufacturing Equipment	129,745	129,745
Automobiles	7,335	7,335
Computer Equipment and Software	146,785	194,238
Leasehold Improvements	84,172	84,172
Furniture and Fixtures	170,643	170,643
Subtotal	3,968,127	3,986,340
Less: Accumulated Depreciation	(1,714,432)	(1,386,892)

Total	$2,253,695	$2,599,448

Depreciation expense for the years ended December 31, 2024 and 2023 was $388,673 and $381,185 respectively, of which $308,071 and $256,248, respectively were included in cost of goods sold.

Property and equipment purchased in the amount of $234,036 under financing leases are included in the totals above (see Note 10).

Disposals of property and equipment as of December 31, 2024 and 2023 was $61,133 and $0, respectively.

(8) Goodwill and Intangible Assets

Goodwill

Goodwill is related to the acquisition of Spectrum Semiconductor Materials Inc. on December 15, 2021. Goodwill is primarily related to expected improvements and technology performance and functionality, as well as sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. Goodwill is generally not amortizable for tax and financial statement purposes. As of December 31, 2024 and 2023, goodwill was $4,696,883, respectively.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

Other Intangible Assets

Intangible assets consisted of the following at December 31, 2024:

	Gross Carrying	Accumulated		Weighted
	Amount	Amortization	Net	Average Life
Trade name	$514,284	$-	$514,284	Indefinite
Customer relationships	2,178,631	326,796	1,851,835	16.97

Total	$2,692,915	$326,796	$2,366,119

Intangible assets consisted of the following at December 31, 2023:

	Gross Carrying	Accumulated		Weighted
	Amount	Amortization	Net	Average Life
Trade name	$584,517	$-	$584,517	Indefinite
Customer relationships	2,591,491	336,330	2,255,161	16.81
Intellectual property	202,771	58,316	144,455	10.71

Total	$3,378,779	$394,646	$2,984,133

Amortization expense for the years ended December 31, 2024 and 2023 was $150,086 and $149,975, respectively. Intangible asset impairments, consisting of trade name, customer relationships and intellectual property related to the purchase of Specialty Microwave, for the years ended December 31, 2024 and 2023, were $467,928 and $0, respectively.

Annual amortization of intangible assets are as follows:

2025	108,932
2026	108,932
2027	108,932
2028	108,932
2029	108,932
Thereafter	1,307,175
$1,851,835

(9) Cost Method Investment

On June 10, 2021, the Company entered into a membership interest purchase agreement with SN2N, LLC for an aggregate purchase price of $350,000, to be paid in four tranches. Each tranche represented a 5% membership interest, and in aggregate a 20% membership interest. On June 15, 2022, an amendment to the membership interest purchase agreement was made to reflect a 19.9% membership interest. Considering this amendment, the Company overpaid $1,750 for the membership interest and was subsequently reimbursed. As of December 31, 2024, the Company has made an investment of $348,250 for a 19.9% membership interest.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

(10) Leases

The following was included in our balance sheet as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Operating leases
Assets
ROU operating lease assets	$4,399,975	$3,538,798

Liabilities
Current portion of operating lease	$449,622	$541,324
Operating lease, net of current portion	$4,139,562	$3,171,979
Total operating lease liabilities	$4,589,184	$3,713,303

Financing leases
Assets
Property and equipment, gross	$234,036	$234,036
Accumulated depreciation	(190,217)	(151,919)
Property and equipment, net	$43,819	$82,117

Liabilities
Current portion of financing lease	$16,522	$16,799
Financing lease, net of current portion	$15,478	$32,537
Total financing lease liabilities	$32,000	$49,336

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

The weighted average remaining lease term and weighted average discount rate at December 31, 2024 and 2023 are as follows:

Weighted average remaining lease term (years)	December 31, 2024	December 31, 2023
Operating leases	7.95	9.36
Financing leases	2.08	2.97
Weighted average discount rate
Operating leases	6.40%	4.45%
Financing leases	4.65%	4.72%

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

For the Years Ended December 31, 2024 and 2023

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

The following table reconciles future minimum operating lease payments to the discounted lease liability as of December 31, 2024:

2025	721,020
2026	744,511
2027	763,543
2028	779,311
2029	781,351
Thereafter	1,980,928
Total lease payments	5,770,664
Less imputed interest	(1,181,480)
Total lease obligations	4,589,184
Less current obligations	(449,622)
Long-term lease obligations	$4,139,562

Financing Lease

The Company entered into several 60-month lease agreements to finance certain laboratory and office equipment. As such, the Company has accounted for these transactions as a financing lease.

The following table reconciles future minimum financing lease payments to the discounted lease liability as of December 31, 2024:

2025	17,630
2026	11,982
2027	3,994
Total lease payments	33,606
Less imputed interest	(1,606)
Total lease obligations	32,000
Less current obligations	(16,522)
Long-term lease obligations	$15,478

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

(11) Notes Payable

Promissory Note:

On September 12, 2019, AmpliTech Group, Inc. acquired Specialty, a privately held company based in Ronkonkoma, NY. The purchase included all inventory, orders, customers, property and equipment, and all intellectual property. The assets also included all eight team members of Specialty. The total consideration paid was $1,143,633, consisting of $668,633 in cash and a $475,000 promissory note with an interest rate of 6%. Beginning November 1, 2019, payment of principal and interest shall be due payable in fifty-nine (59) monthly payments of $9,213 with a final payment due October 1, 2024 of $9,203. As of December 31, 2024, the balance of this promissory note was $0. Principal payments of $80,841 along with interest expense of $2,082 were paid during the year ended December 31, 2024.

Loan Payable:

On September 12, 2019, the Company was approved for a $250,000 equipment leasing facility which was subsequently increased to $500,000. The Company has borrowed against the leasing facility as follows:

●	On May 14, 2020, the Company borrowed $27,494 to be paid over a three-year term with monthly payments of $815 at an interest rate of 4.27%. Principal payments of $3,230 and interest expense of $30 were paid for the year ended December 31, 2023. This loan was paid in full in April 2023.

●	On June 10, 2020, the Company borrowed $41,015 to be paid over a three-year term with monthly payments of $1,216 at an interest rate of 4.28%. Principal payments of $6,012 and interest expense of $68 were paid for the year ended December 31, 2023. This loan was paid in full in May 2023.

As of March 14, 2023, the Company closed the equipment line of credit of $500,000, which had $0 balance. All UCC filings on the Company assets have been released as well as the President’s personal guarantee.

In January 2022, the Company purchased machinery for $91,795, applying a deposit of $9,180 and financing the balance of $82,616 over 24 payments at an interest rate of 1.90%. The balance as of December 31, 2024 and 2023 was $0, respectively. Principal payments of $0 and $41,700 and interest expense of $0 and $430 were paid for the years ended December 31, 2024 and 2023, respectively.

On July 23, 2024, the Company entered into a business loan and security agreement with Altbanq Lending II LLC in the amount of $1,300,000, which included an origination fee of $26,000 and an original issue discount of $403,000. The loan is payable within 76-weeks through 38 bi-weekly payments of $44,816 and bore an annual interest rate of 21.2% with prepayment options available. The loan was secured by the Company’s assets through a UCC filing, and proceeds were used for working capital, 5G licensing and certification fees. During the year ended December 31, 2024, the Company repaid the loan in full, through principal payments of $1,534,000, and recorded $260,000 in debt discount amortization.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

(12) Income Taxes

As of December 31, 2024 and 2023, the Company had net operating loss carry forwards of $11.6 million and $7.9 million, respectively, that may be available to reduce future years’ taxable income indefinitely. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur. Accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. For the years ending December 31, 2024 and 2023, the Company reflects a deferred tax liability in the amount of $39,000 and $24,000, respectively, due to the future tax liability from an asset with an indefinite life known as a “naked credit.” The future tax liability from this indefinite lived asset can be offset by up to 80% of net operating loss carryforwards created after 2017. The remaining portion of the future tax liability from indefinite lived assets cannot be used to offset definite lived deferred tax assets.

The components for the provision of income taxes include the following:

	December 31, 2024	December 31, 2023
Current federal and state	$-	$-
Deferred federal and state	15,000	24,000
Total provision for income taxes	$15,000	$24,000

A reconciliation of the statutory US federal income tax rate to the Company’s effective income tax rate is as follows:

	December 31, 2024	December 31, 2023
Federal tax	21.0%	21.0%
State tax	0.8%	0.8%
Permanent items	(0.1)%	(0.4)%
Change in rate	0.0%	2.5%
Valuation allowance	(21.9)%	(24.9)%
Effective income tax rate	(0.2)%	(1.0)%

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The Company has a net cumulative deferred tax liability of $39,000. The major components of deferred tax assets and liabilities are as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets
Inventory obsolescence	$232,000	$250,000
ROU assets	40,000	31,000
Stock-based compensation	227,000	27,000
Research and development	588,000	426,000
Loss carryforward	3,474,000	1,723,000
Valuation allowance	(4,315,000)	(2,150,000)
Total deferred tax assets	$246,000	$307,000

Deferred tax liabilities
Fixed assets	$(120,000)	$(149,000)
Cost method investment	(29,000)	(28,000)
Intangible assets	(136,000)	(154,000)
Total deferred tax liabilities	$(285,000)	$(331,000)

Total net deferred income tax liabilities	$(39,000)	$(24,000)

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

On October 7, 2020, our Board of Directors and our stockholders approved a resolution to amend and restate the certificate of designation of preferences, rights and limitations of Series A Convertible Preferred Stock to restate that there are 401,000 shares of the Company’s blank check Preferred Stock designated as Series A Convertible Preferred Stock. The amended and restated certificate clarifies that the Series A Convertible Preferred Stock converts at a rate of five shares of the Company’s common stock for every share of Series A Convertible Preferred Stock, and also restates that the Series A Convertible Preferred Stock shall be entitled to vote on all matters submitted to shareholders of the Company for each share of Series A Convertible Preferred Stock owned on the record date for the determination of shareholders entitled to vote on such matter or, if no such record date is established, on the date such vote is taken, or any written consent of shareholders is solicited. The number of votes entitled to be cast by the holders of the Series A Convertible Preferred Stock equals that number of votes that, together with votes otherwise entitled to be cast by the holders of the Series A Convertible Preferred Stock at a meeting, whether by virtue of stock ownership, proxies, voting trust agreements or otherwise, entitle the holders to exercise 51% of all votes entitled to be cast to approve any action which Nevada law provides may or must be approved by vote or consent of the holders of common stock entitled to vote.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

Common Stock:

The Company originally authorized 50,000,000 shares of common stock with a par value of $0.001. Effective May 20, 2014, the Company increased its authorized shares of common stock from 50,000,000 to 500,000,000.

On February 17, 2021, AmpliTech Group Inc., common stock and warrants under the symbols “AMPG” and “AMPGW”, respectively, commenced trading on NASDAQ.

On September 9, 2024, the Company entered into a Securities Purchase Agreement with a single institutional investor to sell 1,369,488 shares of the Company’s common stock, par value $0.001 per share at a per share price of $0.7302. The closing of the offering occurred on September 11, 2024. The gross proceeds to the Company from this offering was approximately $1 million, before deducting placement agent’s fees and other offering expenses payable by the Company of approximately $180,000.

On November 24, 2024, the Company entered into a Securities Purchase Agreement with three institutional investors pursuant to which the Company agreed to sell in a registered direct offering, 1,425,377 shares of the Company’s common stock, par value $0.001 per share, at a per share price of $0.92 and prefunded warrants of 177,882 shares of common stock, at $0.919 per prefunded warrant. The closing of the registered direct offering occurred on November 26, 2024. The exercise price of each Prefunded Warrant is $0.001 and 177,882 warrants were exercised in full immediately. The gross proceeds to the Company from the offering was approximately $1,474,998, before deducting placement agent’s fees and other offering expenses payable by the Company of approximately $200,000.

On December 11, 2024, the Company entered into a Securities Purchase Agreement with three institutional investors pursuant to which the Company agreed to sell in a registered direct offering, 1,352,500 shares of the Company’s common stock, par value $0.001 per share, at a per share price of $1.60. The closing of the registered direct offering occurred on December 13, 2024. The gross proceeds to the Company from the offering was approximately $2,164,000, before deducting placement agent’s fees and other offering expenses payable by the Company of approximately $220,000.

On December 16, 2024, the Company entered into a Securities Purchase Agreement with two institutional investors pursuant to which the Company agreed to sell in a registered direct offering, 1,516,680 shares of the Company’s common stock, par value $0.001 per share, at a per share price of $2.10. The closing of the registered direct offering occurred on December 18, 2024. The gross proceeds to the Company from the offering was approximately $3,185,028, before deducting placement agent’s fees and other offering expenses payable by the Company of approximately $290,000.

On December 19, 2024, the Company granted restricted stock awards under the Company’s 2020 Plan to directors of the Company for an aggregate of 45,000 shares of common stock (15,000 each) valued at $90,000. These restricted stock awards vested immediately.

On December 24, 2024, the Company entered into a Securities Purchase Agreement with three institutional investors pursuant to which the Company agreed to sell in a registered direct offering, 1,871,000 shares of the Company’s common stock, par value $0.001 per share, at a per share price of $3.10. The closing of the registered direct offering occurred on December 27, 2024. The gross proceeds to the Company from the offering was approximately $5,800,100, before deducting placement agent’s fees and other offering expenses payable by the Company of approximately $490,000.

On December 27, 2024, the Company entered into a Securities Purchase Agreement with three institutional investors pursuant to which the Company agreed to sell in a registered direct offering, 2,173,920 shares of the Company’s common stock, par value $0.001 per share, at a per share price of $4.60. The closing of the registered direct offering occurred on December 31, 2024. The gross proceeds to the Company from the offering was approximately $10,000,032, before deducting placement agent’s fees and other offering expenses payable by the Company of approximately $660,000.

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

On May 20, 2022, 30,000 restricted stock units at an exercise price of $1.96 were issued to a board advisor. Vesting will occur in equal quarterly installments of 2,500 shares beginning on May 20, 2022. As of December 30, 2024 and 2023, 10,000 shares of common stock were issued, respectively.

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

For the Years Ended December 31, 2024 and 2023

In 2023, the Board and the shareholders adopted the Company’s Amended and Restated 2020 Equity Incentive Plan (the “Amended and Restated Plan”), effective as of December 11, 2023. The Amended and Restated Plan is substantially similar to the 2020 Plan except that it increases the shares of our common stock available for issuance thereunder to 2,250,000 shares of common stock.

As of December 31, 2024, all outstanding stock options were issued according to the Company’s 2020 Plan, and there remains 760,142 shares of common stock available for future issuance under the 2020 Plan.

Stock Options:

On January 9, 2024, the Company granted a consultant ten-year stock options to purchase 2,500 shares of common stock according to the Company’s 2020 Plan. The stock options vested immediately, with an exercise price of $1.86 per share. The Company has calculated these options estimated fair market value at $3,800 using the Black-Scholes model, with the following assumptions: expected term of 5.00 years, stock price of $1.86, exercise price of $1.86, volatility of 116.1%, risk-free rate of 3.97%, and no forfeiture rate.

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

On October 28, 2024, the Company granted an employee ten-year stock options to purchase 15,000 shares of common stock according to the Company’s 2020 Plan. The stock options vest in equal quarterly installments over three years commencing on October 29, 2024, with an exercise price of $1.02 per share. The Company has calculated these options estimated fair market value at $13,400 using the Black-Scholes model, with the following assumptions: expected term of 6.38 years, stock price of $1.02, exercise price of $1.02, volatility of 115.8%, risk-free rate of 4.19%, and no forfeiture rate.

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

For the Years Ended December 31, 2024 and 2023

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

On October 2, 2023, the Company granted one employee ten-year stock options to purchase 5,000 shares of common stock according to the Company’s 2020 Plan. The stock options vest in equal quarterly installments over five years commencing on January 2, 2024, with an exercise price of $2.01 per share. The Company has calculated these options estimated fair market value at $9,300 using the Black-Scholes model, with the following assumptions: expected term of 7.51 years, stock price of $2.01, exercise price of $2.01, volatility of 122.4%, risk-free rate of 4.73%, and no forfeiture rate.

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

Below is a table summarizing the changes in stock options outstanding for the year ended December 31, 2024 and 2023:

	Number of	Weighted Average
	Options	Exercise Price ($)
Outstanding at December 31, 2023	1,236,000	$2.30
Granted	72,500	$1.92
Exercised	-	-
Forfeited or expired	(13,500)	$2.41
Outstanding at December 31, 2024	1,295,000	$2.28
Exercisable at December 31, 2024	706,202	$2.64

	Number of	Weighted Average
	Options	Exercise Price ($)
Outstanding at December 31, 2022	916,000	$2.49
Granted	320,000	$1.78
Exercised	-	-
Forfeited or expired	-	$-
Outstanding at December 31, 2023	1,236,000	$2.30
Exercisable at December 31, 2023	483,344	$2.95

Stock-based compensation expense related to stock options of $408,191 and $248,996 was recorded for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the remaining unrecognized compensation cost related to non-vested stock options is $953,483 and is expected to be recognized over 4.05 years. The outstanding stock options have a weighted average remaining contractual life of 4.14 years and a total intrinsic value of $3,701,285.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

Warrants:

Below is a table summarizing the changes in warrants outstanding for the year ended December 31, 2024 and 2023:

	Number of	Weighted Average
	Warrants	Exercise Price ($)
Outstanding at December 31, 2023	3,296,942	$7.83
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2024	3,296,942	$7.83
Exercisable at December 31, 2024	3,296,942	$7.83

	Number of	Weighted Average
	Warrants	Exercise Price ($)
Outstanding at December 31, 2022	3,296,942	$7.83
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2023	3,296,942	$7.83
Exercisable at December 31, 2023	3,296,942	$7.83

Stock-based compensation expense related to warrants of $0 was recorded for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the remaining unrecognized compensation cost related to non-vested warrants is $0. The outstanding warrants have a weighted average remaining contractual life of 1.23 years and a total intrinsic value of $4,200.

Restricted Stock Units:

On December 19, 2024, the Company granted restricted stock awards under the Company’s 2020 Plan to directors of the Company for an aggregate of 45,000 shares of common stock (15,000 each) valued at $90,000. These restricted stock awards vested immediately.

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

On May 20, 2022, 30,000 restricted stock units at an exercise price of $1.96 were issued to a board advisor. Vesting will occur in equal quarterly installments of 2,500 shares beginning on May 20, 2022. As of December 30, 2024 and 2023, 10,000 shares of common stock were issued, respectively.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

Below is a table summarizing the changes in restricted stock units outstanding for the year ended December 31, 2024:

	Number of	Weighted Average
	RSUs	Exercise Price ($)
Outstanding at December 31, 2023	12,500	$1.96
Granted	45,000	$2.00
Vested	(55,000)	$1.99
Forfeited or expired	-	-
Outstanding at December 31, 2024	2,500	$1.96

Stock-based compensation expense related to restricted stock units of $109,590 and $140,662 was recorded for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the remaining unrecognized compensation cost related to non-vested restricted stock units is $7,655. The outstanding restricted stock units have a weighted average remaining contractual life of 0.14 years and a total intrinsic value of $12,850.

(14) Commitments and Contingencies

On July 26, 2024, the Company’s AGTGSS division entered into a licensing product agreement. Under the terms of the agreement, the licensor agreed to an exclusive United States distribution and global licensing rights for certain 5G telecom equipment for 18 months for the purpose of marketing, selling, renting, deployment and maintenance of the licensed products with the Company. For services, the Company will pay the Licensor certain software IP license fees in the amount of $1,250,000. In addition, the licensor may provide certain product certification support for certain fees. As of December 31, 2024, $710,000 was paid towards this licensing agreement, and is recorded in long-term deposits on the consolidated balance sheet.

(15) Subsequent events

On January 17, 2025, Mr. Matthew Kappers resigned as a director of the Company, including his positions as the chairman of the Nominating and Corporate Governance Committee, and as a member of the Audit Committee and the Compensation Committee, effective immediately. Mr. Kappers’ resignation is for personal reasons and not due to any disagreement with the Company’s management team or the Company’s board on any matter relating to the operations, policies or practices of the Company or any issues regarding the Company’s accounting policies or practices.

On January 17, 2025, the Board appointed Mr. Shailesh “Sonny” Modi as a director of the Board of Directors of the Company to fill the vacancy resulting from Mr. Kappers’ resignation. The Board appointed Mr. Modi to serve as the chairman of the Nominating and Corporate Governance Committee, and a member of the Audit Committee and the Compensation Committee, effective immediately.

On January 20, 2025, the Company entered into a standard form of director agreement with each of the foregoing independent directors: Mr. Andrew Lee, Mr. Daniel Mazziota and Mr. Shailesh “Sonny” Modi. The Director Agreement provides for a one (1) year term unless terminated earlier upon certain events set forth in the Director Agreement, which includes among other things, resignation or removal. In addition, the Director Agreement also provides, among other things, reimbursement of expenses for attending meetings, indemnification and annual compensation of 15,000 Restricted Stock Units pursuant to the Company’s Amended and Restated 2020 Equity Incentive Plan for services.

On March 20, 2025, the Company entered into a non-binding letter of intent with a contract manufacturer on behalf of its end user for the purchase of $78 million of the Company’s Oran radios. If fulfilled, deliveries of the order are expected to start in FY2025 and will substantially increase each year thereafter into 2027. The non-binding letter of intent is subject to the parties entering into a series of definitive purchase orders. No assurance can be given that the Company will enter into any purchase orders for the total amount of $78 million.

On March 21, 2025, we entered into an equity distribution agreement, or the Equity Distribution Agreement, with Maxim Group LLC , or Maxim, relating to offer and sell shares of our common stock having an aggregate offering price of up to $25 million from time to time through Maxim, acting as our exclusive sales agent, in an “At-the-Market Offering” at our discretion.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

On March 25, 2025, AmpliTech Group, Inc., a Nevada corporation (the “Company”), entered into a Bank Loan Agreement (the “Loan Agreement”) with Dime Community Bank (the “Bank”) for a revolving line of credit for up to $750,000 (the “Revolving Line of Credit”). The Company has established the Revolving Line of Credit for general working purposes and uses, as needed. As of the date of this filing, there is no outstanding balance on the Revolving Line of Credit. The term of the Loan Agreement expires once all indebtedness under the Revolving Line of Credit has been paid in full, or until such time as the Bank and the Company agree in writing to terminate the Loan Agreement. In addition to interest, the Company agreed to pay an annual fee of $500.00 on the anniversary date of each year the Loan Agreement is in effect, subject to change by the Bank with notice. Pursuant to an Assignment of Deposit Agreement dated March 25, 2025 between us and the Bank, the Revolving Line of Credit is secured by a demand deposit account with the Bank which requires us to have a balance no less than $814,635.

The Revolving Line of Credit is evidenced by a promissory note, which is due on demand, or if there is no demand, then on March 1, 2026, unless extended, modified or renewed (the “Note”). The Company has agreed to pay regular monthly payments of all accrued unpaid interest due as of each payment date, beginning April 1, 2025, with all subsequent interest payments to be due on the same day of each month thereafter. The Note bears a variable interest rate based on changes in the Wall Street Journal Prime Rate as published in the Wall Street Journal from time to time, plus 1.000%, provided however, under no circumstances will the interest rate be less than 6.250% per annum or more than the maximum rate allowed by applicable law. Late payment is subject to a fee of 5.000% of the regularly scheduled payment. In the event of default, the Note bears an interest at a rate per annum equal to 5.000% above the rate that is otherwise applicable to such amounts.

Among other things, the Loan Agreement contains customary representations and warranties, events of default, negative and affirmative covenants and financial covenants, and certain limitations on dispositions of assets. The Loan Agreement also contains usual and customary events of default (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, payment of all amounts payable under the Note may be accelerated at the Bank’s option and/or the Bank’s commitment and obligations will terminate without notice to the Company.

On March 26, 2025, the Company entered into an asset purchase agreement with Titan Crest, LLC, a Delaware limited liability company (the “Seller”), and its affiliate, to purchase certain assets including intellectual property used in developing, manufacturing, marketing and selling products that use radio frequency technology (“5G ORAN radio products”) (the “Asset Purchase Agreement”). The Asset Purchase Agreement contains customary representations and warranties and covenants by each party. In addition to customary closing conditions, the closing of the transactions and the payment of the purchase price contemplated by the Asset Purchase Agreement is conditioned upon certain conditions, including but not limited to (i) the issue of a purchase order from Telus for fiscal year delivery to the Company, (ii) a purchase order between the Company and the Seller or its affiliate pursuant to which the Seller will assist in manufacturing the products to be sold to Telus to meet its purchase order, and (iii) receipt of correspondence from Telus to the Company, indicating Telus’ intention to issue purchase orders (including Telus’ initial purchase order) which purchase orders will be spread out over 3 years (“Telus Subsequent Purchase Orders”).

The aggregate purchase price for the assets is $8,000,000 which consists of $3,000,000 in cash and $5,000,000 in restricted shares of common stock of which the first $2,500,000 in cash and $2,500,000 in restricted common stock will be issued upon the procurement of the Telus’ initial purchase order and receipt of assurance of the Telus Subsequent Purchase Orders; and that the remaining $500,000 in cash to be paid on December 5, 2025 and $2,500,000 in shares of restricted common stock will be issued to Company upon the transfer of the 5G ORAN radio products’ technology and intellectual property rights by the Seller to the Company.

In addition, under the Asset Purchase Agreement, the parties are obligated, subject to certain limitations, to indemnify the other for certain customary and other specified matters, including breaches of representations and warranties, breaches of covenants and for certain liabilities and third-party claims. Further, the Seller and its affiliate, jointly and severally, agreed for a period of 10 years not to engage in certain competitive activities with respect to the business or proposed business relating to the assets sold to the Company. In addition, the Asset Purchase Agreement contemplates that after the closing, the Company and the Seller will enter short-term transition services agreements for up to two of the Seller’s employees to provide Company assistance in the assignment and transfer of the purchased assets from the Seller to the Company for a fee not to exceed $430,000.

In connection with the transaction, Seller’s affiliate agreed to transfer all of its rights, title and interest in 5G ORAN radio products technology and intellectual property rights to Seller. Subsequent to the transaction, Seller’s affiliate will continue its business and retain its employees focusing on software solutions and services.

