Form 10-Q
period 2025-03-31
AmpliTech Group, Inc.
filed 2025-05-15
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

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

As of May 12, 2025, the registrant had 20,573,595 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2025

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AmpliTech Group, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$16,942,201	$19,315,984
Accounts receivable	2,223,694	1,256,725
Inventories, net	7,146,080	7,588,764
Prepaid expenses	503,806	169,913
Total Current Assets	26,815,781	28,331,386

Property and equipment, net	2,519,913	2,253,695
Operating lease right of use assets	4,239,148	4,399,975
Intangible assets, net	2,338,886	2,366,119
Goodwill	4,696,883	4,696,883
Cost method investment	348,250	348,250
Long term deposits	1,104,174	824,174

Total Assets	$42,063,035	$43,220,482

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$1,704,407	$941,408
Customer deposits	36,500	128,089
Current portion of financing lease obligations	15,563	16,522
Current portion of operating lease obligations	459,081	449,622
Total Current Liabilities	2,215,551	1,535,641

Long-term Liabilities
Financing lease obligations, net of current portion	12,646	15,478
Operating lease obligations, net of current portion	4,020,472	4,139,562
Deferred tax liability	39,000	39,000
Total Liabilities	6,287,669	5,729,681

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.001, 500,000,000 shares authorized, 19,658,960 and 19,656,460 shares issued and outstanding, respectively	19,658	19,656
Additional paid-in capital	58,608,356	58,483,272
Accumulated deficit	(22,852,648)	(21,012,127)

Total Stockholders’ Equity	35,775,366	37,490,801

Total Liabilities and Stockholders’ Equity	$42,063,035	$43,220,482

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2025	2024

Revenues	$3,599,099	$2,293,331

Cost of Goods Sold	2,411,229	1,410,701

Gross Profit	1,187,870	882,630

Operating Expenses
Selling, general and administrative	2,338,215	2,033,747
Research and development	739,673	276,755
Total Operating Expenses	3,077,888	2,310,502

Loss From Operations	(1,890,018)	(1,427,872)

Other Income (Expenses)
Loss on investment in digital assets	-	(3,248,911)
Realized gain on investments	-	25,965
Interest income (expense), net	49,497	(4,343)
Total Other Income (Expenses)	49,497	(3,227,289)

Net Loss Before Income Taxes	(1,840,521)	(4,655,161)

Provision For Income Taxes	-	-

Net Loss	$(1,840,521)	$(4,655,161)

Net Loss Per Share;
Basic and diluted	$(0.09)	$(0.48)

Weighted Average Common Shares Outstanding;
Basic and diluted	19,657,543	9,715,712

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	For The Three Months Ended March 31, 2025
	Common Stock		Additional		Total
	Number of	Par	Paid-In	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2024	19,656,460	$19,656	$58,483,272	$(21,012,127)	$37,490,801

Stock based compensation	-	-	125,086	-	125,086

Common stock issued for vesting of RSU’s	2,500	2	(2)	-	-

Net loss for the three months ended March 31, 2025	-	-	-	(1,840,521)	(1,840,521)

Balance, March 31, 2025	19,658,960	$19,658	$58,608,356	$(22,852,648)	$35,775,366

	For The Three Months Ended March 31, 2024

Balance, December 31, 2023	9,714,613	$9,715	$36,439,739	$(9,769,723)	$26,679,731

Stock based compensation	-	-	138,657	-	138,657

Common stock issued for vesting of RSU’s	2,500	2	(2)	-	-

Net loss for the three months ended March 31, 2024	-	-	-	(4,655,161)	(4,655,161)

Balance, March 31, 2024	9,717,113	$9,717	$36,578,394	$(14,424,884)	$22,163,227

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2025	2024
Cash Flows from Operating Activities:

Net loss	$(1,840,521)	$(4,655,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	122,060	129,123
Operating lease costs	160,827	134,907
Stock based compensation	125,086	138,657
Inventory reserve	-	3,000
Loss on investment of digital assets	-	3,248,911
Changes in Operating Assets and Liabilities:
Accounts receivable	(966,969)	1,233,310
Inventories	442,684	(711,029)
Prepaid expenses	(333,893)	(580,226)
Long term deposits	(280,000)	(17,999)
Accounts payable and accrued expenses	762,999	119,094
Operating lease obligations	(109,631)	(130,828)
Customer deposits	(91,589)	11,377
Net cash used in operating activities	(2,008,947)	(1,076,864)

Cash Flows from Investing Activities:
Purchase of property and equipment	(361,045)	(1,575)
Purchase of investment in digital assets	-	(3,248,911)
Net cash used in investing activities	(361,045)	(3,250,486)

Cash Flows from Financing Activities:
Repayment on finance lease obligations	(3,791)	(4,124)
Repayment of notes payable	-	(17,645)
Net cash used in financing activities	(3,791)	(21,769)

Net change in cash and cash equivalents	(2,373,783)	(4,349,119)

Cash and Cash Equivalents, Beginning of the Period	19,315,984	6,726,013

Cash and Cash Equivalents, End of the Period	$16,942,201	$2,376,894

Supplemental disclosures:
Cash paid for interest expense	$8,156	$6,142
Cash paid for income taxes	$9,903	$-

Non-Cash Investing and Financing Activities:
Common Stock issued on vesting of RSUs	$2	$2

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

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

For the Three Months Ended March 31, 2025 and 2024

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

As a result of the fraudulent digital currency transactions noted above, the Company was a victim of a cyber phishing scam that defrauded the Company. During the year ended December 31, 2024, the Company recorded a complete loss from the investment in digital assets of $3,248,911. As of March 31, 2025, the remaining balance of digital assets was $0.

(3) Tariffs

During the quarter ended March 31, 2025, the U.S. government increased certain existing tariffs and implemented new tariffs on imported products. In April 2025, the U.S. government increased import tariffs across a wide range of countries at various rates, including on product imports from almost all countries, and individualized higher tariffs on certain countries, which include certain countries where the Company’s distribution division sources raw materials and components. As a result, selling prices of the Company’s finished products are likely to increase if tariffs continue to be enforced at current levels or are increased in the future, which may have a negative impact on the Company’s revenues and cash flows. While some of these tariff announcements have since been followed by announcements of limited exemptions and temporary pauses, due to the uncertainties pertaining to tariffs and tariff levels, it is difficult to for the Company to reliably forecast their short-term or ongoing impact to its business or that of its customers. While management is actively evaluating the potential impacts of these tariffs, as well as the Company’s ability to mitigate their related impacts, such tariffs may have a negative impact on the Company’s revenues, profitability and cash flows.

(4) Summary of Significant Accounting Policies

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

The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the years ended December 31, 2024, and 2023, included in Form 10-K filed with the SEC on March 31, 2025.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

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

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments and marketable securities that have original maturities of less than three months, when purchased, to be cash equivalents. As of March 31, 2025, the Company’s cash and cash equivalents were deposited in five financial institutions.

The Company’s policy is to place its cash and cash equivalents with high-quality, major financial and investment institutions to limit the amount of credit exposure. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Additionally, cash and cash equivalents maintained with investment institutions are insured by the Securities Investor Protection Corporation (“SIPC”) up to $500,000, which includes a $250,000 limit for cash. The investment institution also provides additional “excess of SIPC” coverage, which insures up to $600 million. At March 31, 2025 and December 31, 2024, the Company had $9,206,167 and $18,749,154 in excess of FDIC, SIPC, and excess SIPC insured limits, respectively. The Company has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable consists of trade receivables arising from credit sales to customers in the normal course of business. These receivables are recorded at the time of sale, net of an allowance for current expected credit losses. In accordance with ASC Topic 326, “Financial Instruments – Credit Losses,” the Company estimates expected credit losses based on historical bad debt experience, the aging of accounts receivable, the current creditworthiness of our customers, prevailing economic conditions, and reasonable and supportable forward-looking information.

An allowance of $0 has been recorded at March 31, 2025 and December 31, 2024, respectively.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

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

As of March 31, 2025 and December 31, 2024, the reserve for inventory obsolescence was $1,062,000, respectively.

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

Intangible Assets

Definite-lived intangible assets such as customer relationships are subject to amortization. Intangible assets are amortized over their estimated useful life on a straight-line basis. Estimated useful lives are determined considering the period the assets are expected to contribute to future cash flows. Indefinite-lived intangible assets are not subject to amortization.

Intangible assets are amortized as follows:

Description	Useful Life	Method
Trade names	Indefinite	N/A
Customer relationships	20 years	Straight-line

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

Long-Lived Assets

The Company reviews the carrying value of long-lived assets such as property and equipment, right-of-use (“ROU”) assets, and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Circumstances which could trigger a review include, but are not limited to; significant decrease in the market price of the asset; significant adverse changes in the business climate or legal factors; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount of fair value less costs to sell and would no longer be depreciated. The depreciable basis of assets that are impaired and continue in use is their respective fair values. During the three months ended March 31, 2025 and 2024, there were no indicators of impairment.

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

If we quantitatively test goodwill and indefinite-lived intangible assets for possible impairment, we calculate the fair value for the reporting unit and indefinite-lived assets and compare the amount to their carrying amount. If the fair value of a reporting unit and indefinite-lived asset exceeds their carrying amount, the reporting unit and indefinite-lived assets are not considered impaired. If the carrying amount of the reporting unit and indefinite-lived assets exceed their fair value, the reporting unit and indefinite-lived assets are impaired, and an impairment charge is recognized for the difference.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

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

Investment Policy-Cost Method

Investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not control or have the ability to exercise considerable influence over operating and financial policies. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, adjusted for observable price changes of similar investments of the same issuer. Fair value is not estimated for these investments if there are no identified events or changes in circumstances that may influence the fair value of the investment. Under this method, the Company’s share of the earnings or losses of such investee companies is not included in the consolidated balance sheet or consolidated statements of operations. The Company held $348,250 of investments without readily determinable fair values at March 31, 2025 and December 31, 2024, respectively. (see Note 10). These investments are included in other assets on the condensed consolidated balance sheets. There were no indicators of impairment during the three months ended March 31, 2025 and 2024.

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

For the Three Months Ended March 31, 2025 and 2024

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

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of March 31, 2025 contained a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, rebates, discounts, and other adjustments. The estimates of variable consideration are based on historical payment experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

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

Research and development costs for the three months ended March 31, 2025 and 2024 were $739,673 and $276,755, respectively.

Income Taxes

The Company’s deferred tax assets and liabilities for the expected future tax consequences of events have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using tax rates enacted in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At March 31, 2025 and December 31, 2024, the Company had no material unrecognized tax benefits.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is calculated by adjusting the weighted average number of shares of common stock outstanding for the dilutive effect, if any, of common stock equivalents. Common stock equivalents whose effect would be anti-dilutive are not included in diluted loss per share. The Company uses the treasury stock method to determine the dilutive effect, which assumes that all common stock equivalents have been exercised at the beginning of the period and that the funds obtained from those exercises were used to repurchase shares of common stock of the Company at the average closing market price during the period. As of March 31, 2025 and 2024, there were 4,616,942 and 4,600,442, respectively, potential common share equivalents from stock options excluded from the diluted loss per share calculations as their effect is anti-dilutive.

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

For the Three Months Ended March 31, 2025 and 2024

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

The Company places its cash and cash equivalents and marketable securities with high-quality, major financial and investment institutions to limit the amount of credit exposure. For accounts receivable, the Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.

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

In August 2023, the FASB issued ASU 2023-05, “Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement,” which requires a newly-formed joint venture to apply a new basis of accounting to its contributed net assets, resulting in the joint venture initially measuring its contributed net assets at fair value on the formation date. ASU 2023-05 is effective for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted for joint ventures formed before the effective date. The adoption of ASU 2023-05 did not have a material impact on the Company’s consolidated financial statements.

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

For the Three Months Ended March 31, 2025 and 2024

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

(5) Revenues

The following table presents sales disaggregated based on geographic regions and for the three months ended:

	March 31,	March 31,
	2025	2024
AmpliTech Inc. and Specialty Microwave
Domestic sales	$714,121	$678,182
International sales	271,415	362,685
Total sales	$985,536	$1,040,867

Spectrum
Domestic sales	$1,605,114	$781,007
International sales	1,008,449	471,457
Total sales	$2,613,563	$1,252,464

Total sales for the three months ended March 31, 2025 and 2024 were $ 3,599,099 and $ 2,293,331.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

(6) Segment Reporting

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

The following table presents summary information by segment for the three months ended March 31, 2025:

	Manufacturing and Engineering	Distribution	Corporate	Total
Revenue	$985,536	$2,613,563	$-	$3,599,099
Cost of Goods Sold	767,054	1,644,175	-	2,411,229
Net Income/(Loss)	(1,583,194)	219,491	(476,818)	(1,840,521)
Research and development	739,673	-	-	739,673
Total Assets	22,386,921	16,074,839	3,601,275	42,063,035
Depreciation and Amortization	93,273	28,787	-	122,060
Interest Income (Expense), net	39,571	-	9,926	49,497

The following table presents summary information by segment for the three months ended March 31, 2024:

	Manufacturing and Engineering	Distribution	Corporate	Total
Revenue	$1,040,867	$1,252,464	$-	$2,293,331
Cost of Goods Sold	775,471	635,230	-	1,410,701
Net Income (Loss)	(1,004,973)	(48,947)	(3,601,241)	(4,655,161)
Research and development	276,755	-	-	276,755
Total Assets	10,980,634	15,386,131	502,234	26,868,999
Depreciation and Amortization	100,201	28,922	-	129,123
Interest Income (Expense), net	(1,680)	-	(2,663)	(4,343)

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

(7) Inventories

The inventory consists of the following at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024

Raw Materials	$1,382,491	$1,261,307
Work-in Progress	304,036	190,818
Finished Goods	6,521,553	7,198,639
Subtotal	$8,208,080	$8,650,764
Less: Reserve for
Obsolescence	(1,062,000)	(1,062,000)

Total	$7,146,080	$7,588,764

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

(8) Property and Equipment

Property and Equipment consisted of the following at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024

Lab Equipment	$3,775,284	$3,429,447
Manufacturing Equipment	129,745	129,745
Automobiles	7,335	7,335
Computer Equipment and Software	155,534	146,785
Leasehold Improvements	87,322	84,172
Furniture and Fixtures	173,952	170,643

Subtotal	4,329,172	3,968,127
Less: Accumulated Depreciation	(1,809,259)	(1,714,432)

Total	$2,519,913	$2,253,695

Depreciation expense for the three months ended March 31, 2025 and 2024 was $94,827 and $91,658 respectively, of which $73,566 and $71,124, respectively were included in cost of goods sold.

Property and equipment purchased in the amount of $234,036 under financing leases are included in the totals above. (See Note 11).

(9) Goodwill and Intangible Assets

Goodwill

Goodwill is related to the acquisition of Spectrum Semiconductor Materials Inc. on December 15, 2021. Goodwill is primarily related to expected improvements and technology performance and functionality, as well as sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. Goodwill is generally not amortizable for tax and financial statement purposes. As of March 31, 2025 and December 31, 2024 goodwill was $4,696,883, respectively.

Other Intangible Assets

Intangible assets consisted of the following at March 31, 2025:

	Gross Carrying	Accumulated	Net	Weighted
	Amount	Amortization	Indefinite	Average Life
Trade name	$514,284	$-	$514,284	-
Customer relationships	2,178,631	354,029	1,824,602	16.72

Total	$2,692,915	$354,029	$2,338,886

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

Amortization expense for the three months ended March 31, 2025 and 2024 was $27,233 and $37,465, respectively.

Annual amortization of intangible assets are as follows:

2025	$81,699
2026	108,932
2027	108,932
2028	108,932
2029	108,932
Thereafter	1,307,175
$1,824,602

(10) Cost Method Investment

On June 10, 2021, the Company entered into a membership interest purchase agreement with SN2N, LLC for an aggregate purchase price of $350,000, to be paid in four tranches. Each tranche represented a 5% membership interest, and in aggregate a 20% membership interest. On June 15, 2022, an amendment to the membership interest purchase agreement was made to reflect a 19.9% membership interest. Considering this amendment, the Company overpaid $1,750 for the membership interest and was subsequently reimbursed. As of March 31, 2025, the Company has made an investment of $348,250 for a 19.9% membership interest.

(11) Leases

The following was included in our balance sheet as of March 31, 2025:

March 31,
Operating leases	2025
Assets
ROU operating lease assets	$4,239,148

Liabilities
Current portion of operating lease	$459,081
Operating lease, net of current portion	$4,020,472
Total operating lease liabilities	$4,479,553

Financing leases
Assets
Property and equipment, gross	$234,036
Accumulated depreciation	(199,792)
Property and equipment, net	$34,244

Liabilities
Current portion of financing lease	$15,563
Financing lease, net of current portion	$12,646
Total financing lease liabilities	$28,209

The weighted average remaining lease term and weighted average discount rate at March 31, 2025 are as follows:

Weighted average remaining lease term (years)	March 31, 2025
Operating leases	7.72
Financing leases	1.86

Weighted average discount rate
Operating leases	6.37%
Financing leases	4.64%

Operating Leases

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

For the Three Months Ended March 31, 2025 and 2024

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

The following table reconciles future minimum operating lease payments to the discounted lease liability as of March 31, 2025:

2025	$545,957
2026	743,301
2027	757,493
2028	779,311
2029	781,351
Thereafter	1,980,929
Total lease payments	5,588,342
Less imputed interest	(1,108,789)
Total lease obligations	4,479,553
Less current obligations	(459,081)
Long-term lease obligations	$4,020,472

Financing Lease

The Company entered into several 60-month lease agreements to finance certain laboratory and office equipment. As such, the Company has accounted for these transactions as a financing lease.

The following table reconciles future minimum financing lease payments to the discounted lease liability as of March 31, 2025:

2025	$13,507
2026	11,982
2027	3,994
Total lease payments	29,483
Less imputed interest	(1,274)
Total lease obligations	28,209
Less current obligations	(15,563)
Long-term lease obligations	$12,646

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

(12) Notes Payable

Promissory Notes:

On September 12, 2019, AmpliTech Group, Inc. acquired Specialty, a privately held company based in Ronkonkoma, NY. The purchase included all inventory, orders, customers, property and equipment, and all intellectual property. The assets also included all eight team members of Specialty. The total consideration paid was $1,143,633, consisting of $668,633 in cash and a $475,000 promissory note with an interest rate of 6%. Beginning November 1, 2019, payment of principal and interest shall be due payable in fifty-nine (59) monthly payments of $9,213 with a final payment due October 1, 2024 of $9,203. Principal payments of $0 and $17,645 along with interest expense of $ 0 and $782 were paid during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the balance of this promissory note was $0.

Revolving Line of Credit

On March 25, 2025, AmpliTech Group, Inc., entered into a Bank Loan Agreement (the “Loan Agreement”) with Dime Community Bank (the “Bank”) for a revolving line of credit for up to $750,000 (the “Revolving Line of Credit”). The Company has established the Revolving Line of Credit for general working purposes and uses, as needed. The term of the Loan Agreement expires once all indebtedness under the Revolving Line of Credit has been paid in full, or until such time as the Bank and the Company agree in writing to terminate the Loan Agreement. In addition to interest, the Company agreed to pay an annual fee of $500.00 on the anniversary date of each year the Loan Agreement is in effect, subject to change by the Bank with notice. Pursuant to an Assignment of Deposit Agreement dated March 25, 2025 between us and the Bank, the Revolving Line of Credit is secured by a demand deposit account with the Bank which requires us to have a balance no less than $814,635.

The Revolving Line of Credit is evidenced by a promissory note, which is due on demand, or if there is no demand, then on March 1, 2026, unless extended, modified or renewed (the “Note”). The Company has agreed to pay regular monthly payments of all accrued unpaid interest due as of each payment date, beginning April 1, 2025, with all subsequent interest payments to be due on the same day of each month thereafter. The Note bears a variable interest rate based on changes in the Wall Street Journal Prime Rate as published in the Wall Street Journal from time to time, plus 1.000%, provided however, under no circumstances will the interest rate be less than 6.250% per annum or more than the maximum rate allowed by applicable law. Late payment is subject to a fee of 5.000% of the regularly scheduled payment. In the event of default, the Note bears an interest at a rate per annum equal to 5.000% above the rate that is otherwise applicable to such amounts. As of the March 31, 2025, the outstanding balance on the Revolving Line of Credit was $0.

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

For the Three Months Ended March 31, 2025 and 2024

Common Stock:

The Company originally authorized 50,000,000 shares of common stock with a par value of $0.001. Effective May 20, 2014, the Company increased its authorized shares of common stock from 50,000,000 to 500,000,000.

On February 17, 2021, AmpliTech Group Inc., common stock and warrants under the symbols “AMPG” and “AMPGW”, respectively, commenced trading on NASDAQ.

On May 20, 2022, 30,000 restricted stock units at an exercise price of $1.96 were issued to a board advisor. Vesting occurred in equal quarterly installments of 2,500 shares beginning on May 20, 2022. The final installment of 2,500 shares were issued on February 20, 2025 and as of March 31, 2025, 30,000 shares of common stock were issued.

On March 21, 2025, we entered into an equity distribution agreement with Maxim Group LLC., relating to offer and sell shares of our common stock having an aggregate offering price of up to $25 million. Maxim will act as our exclusive sales agent, in an “At-the-Market Offering” at our discretion, until June 11, 2025. As of March 31, 2025, $113,110 of financing costs have been deferred and no shares of common stock have been issued.

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

As of March 31, 2025, all outstanding stock options were issued according to the Company’s 2020 Plan, and there remains 735,142 shares of common stock available for future issuance under the 2020 Plan.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

Stock Options:

On February 7, 2025, the Company granted an employee ten-year stock options to purchase 25,000 shares of common stock according to the Company’s 2020 Plan, of which 12,500 vest immediately and the balance will vest on January 31, 2026. The stock options have an exercise price of $2.32 per share. The Company has calculated these options estimated fair market value at $50,600 using the Black-Scholes model, with the following assumptions: expected term of 5.49 years, stock price of $2.32, exercise price of $2.32, volatility of 124.6%, risk-free rate of 4.34%, and no forfeiture rate.

Below is a table summarizing the changes in stock options outstanding for the three months ended March 31, 2025:

	Number of	Weighted Average
	Options	Exercise Price ($)
Outstanding at December 31, 2024	1,295,000	$2.28
Granted	25,000	$2.32
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2025	1,320,000	$2.28
Exercisable at March 31, 2025	769,952	$2.59

Stock-based compensation expense related to stock options of $117,431 and $133,786 was recorded for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the remaining unrecognized compensation cost related to non-vested stock options is $886,652 and is expected to be recognized over 3.80 years. The outstanding stock options have a weighted average remaining contractual life of 4.01 years and a total intrinsic value of $7,950.

Warrants:

Below is a table summarizing the changes in warrants outstanding for the three months ended March 31, 2025:

	Number of	Weighted Average
	Warrants	Exercise Price ($)
Outstanding at December 31, 2024	3,296,942	$7.83
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2025	3,296,942	$7.83
Exercisable at March 31, 2025	3,296,942	$7.83

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

Stock-based compensation expense related to warrants of $0 was recorded for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the remaining unrecognized compensation cost related to non-vested warrants is $0. The outstanding warrants have a weighted average remaining contractual life of .98 years and a total intrinsic value of $0.

Restricted Stock Units:

On May 20, 2022, 30,000 restricted stock units at an exercise price of $1.96 were issued to a board advisor. Vesting occurred in equal quarterly installments of 2,500 shares beginning on May 20, 2022. The final installment of 2,500 shares were issued on February 20, 2025 and as of March 31, 2025, 30,000 shares of common stock were issued.

Below is a table summarizing the changes in restricted stock units outstanding for the three months ended March 31, 2025:

	Number of	Weighted Average
	RSUs	Exercise Price ($)
Outstanding at December 31, 2024	2,500	$1.96
Granted	-	-
Vested	(2,500)	$1.96
Forfeited or expired	-	-
Outstanding at March 31, 2025	-	-

Stock-based compensation expense related to restricted stock units of $7,655 and $4,871 was recorded for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the remaining unrecognized compensation cost related to non-vested restricted stock units is $0. The outstanding restricted stock units have a weighted average remaining contractual life and a total intrinsic value of $0.

(14) Commitments and Contingencies

On July 26, 2024, the Company’s AGTGSS division entered into a licensing product agreement. Under the terms of the agreement, the licensor agreed to an exclusive United States distribution and global licensing rights for certain 5G telecom equipment for 18 months for the purpose of marketing, selling, renting, deployment and maintenance of the licensed products with the Company. For services, the Company will pay the Licensor certain software IP license fees. and product certification support in the amount of $1,790,000. As of March 31, 2025, $890,000 was paid towards this licensing agreement.

On March 26, 2025, the Company entered into an asset purchase agreement with Titan Crest, LLC, a Delaware limited liability company (“Titan”), and its affiliate, to purchase certain assets including intellectual property used in developing, manufacturing, marketing and selling products that use radio frequency technology (“5G ORAN radio products”) (as amended by that certain amendment to asset purchase agreement dated April 15, 2025, the “APA”). The closing of the transactions and the payment of the purchase price contemplated by the APA is conditioned upon certain conditions, including but not limited to (i) the issue of a purchase order (“Initial Purchase Order”) from a third party customer (“Third Party Customer”) for fiscal year delivery to the Company, (ii) a purchase order between the Company and Titan or its affiliate pursuant to which Titan will assist in manufacturing the products to be sold to the Third Party Customer to meet its purchase order, and (iii) receipt of correspondence from Third Party Customer to the Company, indicating Third Party Customer’ intention to issue purchase orders (including such Third Party Customer’s initial purchase order) which purchase orders will be spread out over 3 years (“ Subsequent Purchase Orders”).

The aggregate purchase price for the assets is $8,000,000 which consists of $4,000,000 in cash and $4,000,000 in restricted shares of common stock of which the first $3,500,000 in cash was paid and $1,500,000 in restricted common stock was issued on April 24, 2025, upon the procurement of the Initial Purchase Order and receipt of assurance of the Subsequent Purchase Orders (the “First Milestone”). 914,635 shares of restricted common stock at $1.64 per share, which is based on the volume weighted average price of the Company’s common stock over the preceding thirty (30) trading days from the date the First Milestone was achieved. The remaining $500,000 in cash to be paid and $2,500,000 in shares of restricted common stock will be issued to Titan upon the transfer of the 5G ORAN radio products’ technology and intellectual property rights by Titan to the Company. The second milestone is expected to be achieved towards the end of the year.

In addition, under the APA, the parties are obligated, subject to certain limitations, to indemnify the other for certain customary and other specified matters, including breaches of representations and warranties, breaches of covenants and for certain liabilities and third-party claims. Further, Titan and its affiliate, jointly and severally, agreed for a period of 10 years not to engage in certain competitive activities with respect to the business or proposed business relating to the assets sold to the Company. In addition, the APA contemplates that after the closing, the Company and Titan will enter short-term transition services agreements for up to two of Titan’s employees to provide Company assistance in the assignment and transfer of the purchased assets from Titan to the Company for a fee not to exceed $430,000.

In connection with the transaction, Titan’s affiliate agreed to transfer all of its rights, title and interest in 5G ORAN radio products technology and intellectual property rights to Titan. Subsequent to the transaction, Titan’s affiliate will continue its business and retain its employees focusing on software solutions and services.

(15) Subsequent events

On April 24, 2025, the Company agreed to issue to Titan Crest, LLC, a Delaware limited liability company, 914,635 shares of restricted common stock at $1.64 per share, which is based on the volume weighted average price of the Company’s common stock over the preceding thirty (30) trading days from the date the initial milestone relating to the asset purchase agreement was achieved. The shares of common stock are being issued as part of the initial payment for the acquisition of certain assets pursuant to an asset purchase agreement dated March 26, 2025, as amended by that certain amendment to asset purchase agreement dated April 15, 2025 with Titan. Under the APA, subject to and payable in two tranches upon achievement of the milestones set forth in the APA, the Company agreed to pay an aggregate purchase price of $8,000,000 for the assets. Such purchase price consists of $4,000,000 in cash, of which $3,500,000 has been paid as of April 24, 2025 upon achievement of the first milestone and $4,000,000 in restricted shares of common stock, of which $1,500,000 shares of common stock equal to 914,635 shares of common stock will be issued as a result of achievement of the first milestone. The second milestone is expected to be achieved towards the end of the year.

In addition, the APA contemplates that after the closing, the Company and Titan will enter short-term transition services agreements for up to two of Titan’s employees to provide Company assistance in the assignment and transfer of the purchased assets from Titan to the Company for a fee not to exceed $430,000.

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

Our mission is to patent our proprietary IP and trade secrets that were used in small volume niche markets and expand our capabilities through strategic partnerships, joint ventures, mergers/acquisitions with key industry leaders in the 5G/6G, quantum computing, and cybersecurity markets. We believe this will enable us to scale up our products and revenue by developing full systems and subsystems with our unique technology as a core component, which we expect will position us as a global leader in these rapidly emerging technology sectors and addresses large volume markets as well, such as cell phone handsets, laptops, server networks, and many other applications that improve everyday quality of life.

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

As a result of the fraudulent digital currency transactions noted above, the Company was a victim of a cyber phishing scam that defrauded the Company. During the three months ended March 31, 2024, the Company recorded a complete loss from the investment in digital assets of $3,248,911. As of March 31, 2025, the remaining balance of digital assets was $0.

Recent Developments

ATM Offering

On March 21, 2025, we entered into an equity distribution agreement, or the Equity Distribution Agreement, with Maxim Group LLC , or Maxim, relating to offer and sell shares of our common stock having an aggregate offering price of up to $25 million from time to time through Maxim, acting as our exclusive sales agent, in an “At-the-Market Offering” at our discretion.

Asset Purchase Agreement

On March 26, 2025, the Company entered into an asset purchase agreement with Titan Crest, LLC, a Delaware limited liability company ( “Titan”), and its affiliate, to purchase certain assets including intellectual property used in developing, manufacturing, marketing and selling products that use radio frequency technology (“5G ORAN radio products”) (as amended by that certain amendment to asset purchase agreement dated April 15, 2025, the “APA”). The closing of the transactions and the payment of the purchase price contemplated by the APA is conditioned upon certain conditions, including but not limited to (i) the issue of a purchase order (“Initial Purchase Order”) from a third party customer (“Third Party Customer”) for fiscal year delivery to the Company, (ii) a purchase order between the Company and Titan or its affiliate pursuant to which Titan will assist in manufacturing the products to be sold to the Third Party Customer to meet its purchase order, and (iii) receipt of correspondence from Third Party Customer to the Company, indicating Third Party Customer’ intention to issue purchase orders (including such Third Party Customer’s initial purchase order) which purchase orders will be spread out over 3 years (“ Subsequent Purchase Orders”).

The aggregate purchase price for the assets is $8,000,000 which consists of $4,000,000 in cash and $4,000,000 in restricted shares of common stock of which the first $3,500,000 in cash was paid and $1,500,000 in restricted common stock was issued on April 24, 2025, upon the procurement of the Initial Purchase Order and receipt of assurance of the Subsequent Purchase Orders (the “First Milestone”). 914,635 shares of restricted common stock at $1.64 per share, which is based on the volume weighted average price of the Company’s common stock over the preceding thirty (30) trading days from the date the First Milestone was achieved. The remaining $500,000 in cash to be paid and $2,500,000 in shares of restricted common stock will be issued to Titan upon the transfer of the 5G ORAN radio products’ technology and intellectual property rights by Titan to the Company. The second milestone is expected to be achieved towards the end of the year.

In addition, under the APA, the parties are obligated, subject to certain limitations, to indemnify the other for certain customary and other specified matters, including breaches of representations and warranties, breaches of covenants and for certain liabilities and third-party claims. Further, Titan and its affiliate, jointly and severally, agreed for a period of 10 years not to engage in certain competitive activities with respect to the business or proposed business relating to the assets sold to the Company. In addition, the APA contemplates that after the closing, the Company and Titan will enter short-term transition services agreements for up to two of the Titan’s employees to provide Company assistance in the assignment and transfer of the purchased assets from Titan to the Company for a fee not to exceed $430,000.

In connection with the transaction, Titan’s affiliate agreed to transfer all of its rights, title and interest in 5G ORAN radio products technology and intellectual property rights to Titan. Subsequent to the transaction, Titan’s affiliate will continue its business and retain its employees focusing on software solutions and services.

Revolving Line of Credit

On March 25, 2025, the Company entered into a Bank Loan Agreement (the “Loan Agreement”) with Dime Community Bank (the “Bank”) for a revolving line of credit for up to $750,000 (the “Revolving Line of Credit”). The Company has established the Revolving Line of Credit for general working purposes and uses, as needed. The term of the Loan Agreement expires once all indebtedness under the Revolving Line of Credit has been paid in full, or until such time as the Bank and the Company agree in writing to terminate the Loan Agreement. In addition to interest, the Company agreed to pay an annual fee of $500.00 on the anniversary date of each year the Loan Agreement is in effect, subject to change by the Bank with notice. Pursuant to an Assignment of Deposit Agreement dated March 25, 2025 between us and the Bank, the Revolving Line of Credit is secured by a demand deposit account with the Bank which requires us to have a balance no less than $814,635.

The Revolving Line of Credit is evidenced by a promissory note, which is due on demand, or if there is no demand, then on March 1, 2026, unless extended, modified or renewed (the “Note”). The Company has agreed to pay regular monthly payments of all accrued unpaid interest due as of each payment date, beginning April 1, 2025, with all subsequent interest payments to be due on the same day of each month thereafter. The Note bears a variable interest rate based on changes in the Wall Street Journal Prime Rate as published in the Wall Street Journal from time to time, plus 1.000%, provided however, under no circumstances will the interest rate be less than 6.250% per annum or more than the maximum rate allowed by applicable law. Late payment is subject to a fee of 5.000% of the regularly scheduled payment. In the event of default, the Note bears an interest at a rate per annum equal to 5.000% above the rate that is otherwise applicable to such amounts. As of the March 31, 2025, the outstanding balance on the Revolving Line of Credit was $0.

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

Letter of Intent

On March 20, 2025, the Company entered into a non-binding letter of intent with a contract manufacturer on behalf of its end user for the purchase of $78 million of the Company’s Oran radios. If fulfilled, deliveries of the order are expected to start in FY2025 and will substantially increase each year thereafter into 2027. The non-binding letter of intent is subject to the parties entering into a series of definitive purchase orders. No assurance can be given that the Company will enter into any purchase orders for the total amount of $78 million, however, to date the Company has received $810,000 in purchase orders.

Corporate Information

Our principal executive offices are located at 155 Plant Avenue, Hauppauge, NY 11788. Our telephone number is (631) 521-7831. Our corporate website is www.amplitechinc.com. The information on our website is not a part of or incorporated in this report.

Results of Operations

For the Three Months Ended March 31, 2025 and March 31, 2024

Revenues

Sales increased from $2,293,331 for the three months ended March 31, 2024, to $3,599,099 for the three months ended March 31, 2025, an increase of $1,305,768 or approximately 56.94%. Sales in the amplifier and related passive microwave components and subsystems division decreased by $55,331, or 5.32%. 5G sales were approximately $75,000. Spectrum sales increased by $1,361,099, or 108.67%, an increase attributable to a rebound in the Asian markets.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased from $1,410,701 for the three months ended March 31, 2024, to $2,411,229 for the three months ended March 31, 2025, an increase of $1,000,528 or 70.92%. Overall, this increase is directly related to the increase in sales. As a result, gross profit was $882,630 for the three months ended March 31, 2024, compared to $1,187,870 for the three months ended March 31, 2025, an increase of $305,240, or 34.58%. Overall, gross profit as a percentage of sales decreased to 33.00% from 38.49%, representing a shift in the sales mix away from our higher gross margin products, specifically for the Specialty and Spectrum divisions, while maintaining fixed production and overhead costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $2,338,215 for the three months ended March 31, 2025, from $2,033,747 for the first three months ended March 31, 2024, an increase of $304,468 or approximately 14.97%. This increase is primarily due to the increase in trade show expense as the 5G division exhibited at the MWC in Barcelona, an increase in legal expenses and consulting services related to the valuation of our intellectual property.

Research and Development Expenses

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include salaries and benefits, consultants, outside service, and supplies.

Research and development costs for the three months ended March 31, 2025, and 2024, were $739,673 and $276,755, respectively, an increase of $462,918, or 167.27%, mainly attributable to the completion of our MIMO 64T64R Oran Cat B radio network and low-noise block down converter units, also known as LNB’s.

Loss From Operations

As a result of the above, the Company reported a loss from operations of $1,890,018 and $1,427,872 for the three months ended March 31, 2025, and 2024, respectively.

Other Income (Expenses)

As a result of the fraudulent digital current transactions noted above, during the three months ended March 31, 2024, the Company recorded an impairment loss of $3,248,911 related to digital assets.

Due to market fluctuations, the Company recorded a realized gain on investments of $25,965 for the three months ended March 31, 2024.

The Company recorded interest income, net of $49,497 and interest expense, net of $4,343 for the three months ended March 31, 2025, and 2024, respectively.

Net Loss

The Company reported a net loss of $1,840,521 and $4,655,161 for the three months ended March 31, 2025 and 2024, respectively.

Cash Flow

Operating Activities

The net cash used in operating activities for the three months ended March 31, 2025, was $2,008,947 resulting primarily from the net loss and operating changes in accounts receivable, inventory, prepaid expenses, long-term deposits, accounts payable and accrued expenses and operating lease obligations.

The net cash used in operating activities for the three months ended March 31, 2024, was $1,076,864 resulting primarily from the net loss and operating changes in accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses customer deposits and operating lease obligations.

Investing Activities

The net cash used in investing activities for the three months ended March 31, 2025, was $361,045 for the purchase of equipment.

The net cash used in investing activities for the three months ended March 31, 2024, was $3,250,486 for the purchase of equipment and investment in digital assets.

Financing Activities

The net cash used in financing activities for the three months ended March 31, 2025, was $3,791 resulting primarily from the repayments of financing lease obligations.

The net cash used in financing activities for the three months ended March 31, 2024, was $21,769, resulting primarily from the repayments of notes payable and financing lease obligations.

As of March 31, 2025, we had cash and cash equivalents of $16,942,201, working capital of $24,600,230, and an accumulated deficit of $22,852,648.

As of December 31, 2024, we had cash and cash equivalents of $19,315,984, working capital of $26,795,745 and an accumulated deficit of $21,012,127.

Operating Capital and Capital Expenditure Requirements

As of March 31, 2025, we maintain cash and cash equivalents of $16,694,201. Based on our existing cash and cash equivalents, our working capital, our current and forecasted level of operations, and our forecasted cash flows, we believe that we will be able to meet our obligations and pay our liabilities arising from normal business operations when they come due and to provide for our capital requirements for the next 12 months.

Critical Accounting Policies, Estimates and Assumptions

The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and those that require significant judgment and estimates.

The discussion and analysis of our financial condition and results of operations is based upon financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates, including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the three month period ended March 31, 2025, to the items disclosed as critical accounting policies in management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As a result of this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management, including our chief executive officer and chief financial officer, believes the condensed consolidated financial statements included in this report fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management has evaluated the effectiveness of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this evaluation, management has concluded that, as of March 31, 2025 our internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting due to previously identified material weaknesses resulting from lack of written documentation of our internal controls and procedures, having ineffective internal controls related to our information technology general controls and lack of personnel resources to ensure adequate segregation of duties, as disclosed in the Form 10-K for the fiscal year ended December 31, 2024 (“Form 10-K”).

We continue to focus on our remediation plan disclosed in our Form 10-K.

In addition, we will continue to enhance corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility, and accountability to enable remediation of our material weaknesses. We believe that our remediation plan will be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting. As we continue to evaluate, and work to improve, our internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary.

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

Item 1A. Risk Factors.

Carefully consider the risks set forth in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 before making an investment decision. You should read the section captioned “Cautionary Statement Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

During the quarter ended March 31, 2025, the U.S. government increased certain existing tariffs and implemented new tariffs on imported products. In April 2025, the U.S. government increased import tariffs across a wide range of countries at various rates, including on product imports from almost all countries, and individualized higher tariffs on certain countries, which include certain countries where the Company sources raw materials and components. As a result, selling prices of the Company’s finished products are likely to increase if tariffs continue to be enforced at current levels or are increased in the future, which may have a negative impact on the Company’s revenues and cash flows. Some of these tariff announcements have since been followed by announcements of limited exemptions and temporary pauses, however, due to the uncertainties pertaining to tariffs and tariff levels, it is difficult to for us to reliably forecast their short-term or ongoing impact to our business or that of our customers. While we are actively evaluating the potential impacts of these tariffs, as well as our ability to mitigate their related impacts, such tariffs may have a negative impact on our revenues, profitability and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 24, 2025, upon achievement of the First Milestone pursuant to the APA, as partial payment for certain assets to be paid in the form of stock, the Company issued Titan 914,635 shares of restricted common stock at $1.64 per share, which is based on the volume weighted average price of the Company’s common stock over the preceding thirty (30) trading days from the date the First Milestone was achieved. The securities issued and issuable pursuant to the APA have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and are being offered and sold in reliance on the exemption from registration under the Securities Act, afforded by Section 4(a)(2) and/or Rule 506 promulgated thereunder. Titan has represented to the Company that is an “accredited investor” (as that term is defined in Rule 501(a) of Regulation D promulgated under Section 4(a)(2) of the Securities Act).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits

Exhibit No.	Description
10.1	Form of Director Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 21, 2025)
10.2	Equity Distribution Agreement (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on March 24, 2025)
10.3	Form of Asset Purchase Agreement (incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K filed on March 31, 2025)
10.4	Bank Loan Agreement (incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K filed on March 31, 2025)
10.5	Promissory Note (incorporated by reference to Exhibit 10.34 to the Current Report on Form 8-K filed on March 31, 2025)
10.6†*	Form of Amendment to Asset Purchase Agreement
31.1**	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer
31.2**	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial Officer
101. INS	Inline XBRL Instance Document
101. SCH	Inline XBRL Taxonomy Extension Schema Document
101. CAL	Inline XBRL Taxonomy Extension Calculation Link base Document
101. DEF	Inline XBRL Taxonomy Extension Definition Link base Document
101. LAB	Inline XBRL Taxonomy Extension Label Link base Document
101. PRE	Inline XBRL Taxonomy Extension Presentation Link base Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

AmpliTech Group, Inc.

Date: May 15, 2025	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Louisa Sanfratello
Louisa Sanfratello Chief Financial Officer (Principal Financial and Accounting Officer)

