Form 10-Q
period 2025-06-30
AmpliTech Group, Inc.
filed 2025-08-14
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 12, 2025, the registrant had 20,573,595 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2025

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AmpliTech Group, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$11,057,755	$19,315,984
Accounts receivable	5,365,483	1,256,725
Inventories, net	7,855,671	7,588,764
Prepaid expenses and other	749,756	169,913
Total Current Assets	25,028,665	28,331,386

Property and equipment, net	2,568,703	2,253,695
Operating lease right of use assets	4,119,375	4,399,975
Intangible assets, net	10,397,620	2,366,119
Goodwill	4,696,883	4,696,883
Cost method investment	348,250	348,250
Long term deposits	1,484,174	824,174

Total Assets	$48,643,670	$43,220,482

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$5,351,498	$941,408
Customer deposits	23,854	128,089
Current portion of financing lease obligations	17,065	16,522
Current portion of operating lease obligations	472,538	449,622
Contingent liability	3,000,000	-
Total Current Liabilities	8,864,955	1,535,641

Long-term Liabilities
Financing lease obligations, net of current portion	31,303	15,478
Operating lease obligations, net of current portion	3,895,878	4,139,562
Deferred tax liability	39,000	39,000
Total Liabilities	12,831,136	5,729,681

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.001, 500,000,000 shares authorized, 20,573,595 and 19,656,460 shares issued and outstanding, respectively	20,573	19,656
Additional paid-in capital	60,416,234	58,483,272
Accumulated deficit	(24,624,273)	(21,012,127)

Total Stockholders’ Equity	35,812,534	37,490,801

Total Liabilities and
Stockholders’ Equity	$48,643,670	$43,220,482

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024

Revenues	$11,025,927	$2,527,442	$14,625,026	$4,820,773

Cost of Goods Sold	10,163,048	1,470,355	12,574,277	2,881,056

Gross Profit	862,879	1,057,087	2,050,749	1,939,717

Operating Expenses
Selling, general and administrative	2,129,143	2,165,055	4,467,358	4,198,802
Research and development	658,795	460,122	1,398,468	736,877
Total Operating Expenses	2,787,938	2,625,177	5,865,826	4,935,679

Loss From Operations	(1,925,059)	(1,568,090)	(3,815,077)	(2,995,962)

Other Income (Expenses)
Loss on investment in digital assets	-	-	-	(3,248,911)
Other income	88,222	-	88,222	-
Realized gain on investments	36,019	-	36,019	25,965
Interest income (expense), net	29,193	(8,184)	78,690	(12,527)
Total Other Income (Expenses)	153,434	(8,184)	202,931	(3,235,473)

Net Loss Before Income Taxes	(1,771,625)	(1,576,274)	(3,612,146)	(6,231,435)

Provision For Income Taxes	-	-	-	-

Net Loss	$(1,771,625)	$(1,576,274)	$(3,612,146)	$(6,231,435)

Net Loss Per Share;
Basic and diluted	$(0.09)	$(0.16)	$(0.18)	$(0.64)

Weighted Average Common Shares Outstanding;
Basic and diluted	20,339,855	9,718,239	19,988,713	9,716,976

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	For The Three Months Ended June 30,2025
	Common Stock		Additional		Total
	Number of	Par	Paid-In	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Equity

Balance, March 31, 2025	19,658,960	$19,658	$58,608,356	$(22,852,648)	$35,775,366

Stock based compensation	-	-	98,426	-	98,426

Common stock issued for purchase asset acquisition	914,635	915	1,709,452	-	1,710,367

Net loss for the three months ended June 30, 2025	-	-	-	(1,771,625)	(1,771,625)

Balance, June 30, 2025	20,573,595	$20,573	$60,416,234	$(24,624,273)	$35,812,534

	For The Six Months Ended June 30, 2025

Balance, December 31, 2024	19,656,460	$19,656	$58,483,272	$(21,012,127)	$37,490,801

Stock based compensation	-	-	223,512	-	223,512

Common stock issued for vesting of RSU’s	2,500	2	(2)	-	-

Common stock issued for purchase asset acquisition	914,635	915	1,709,452		1,710,367

Net loss for the six months ended June 30, 2025	-	-	-	(3,612,146)	(3,612,146)

Balance, June 30, 2025	20,573,595	$20,573	$60,416,234	$(24,624,273)	$35,812,534

	For The Three Months Ended June 30, 2024
	Common Stock		Additional		Total
	Number of	Par	Paid-In	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Equity

Balance, March 31, 2024	9,717,113	$9,717	$36,578,394	$(14,424,884)	$22,163,227

Stock based compensation	-	-	96,773	-	96,773

Common stock issued for vesting of RSU’s	2,500	3	(3)	-	-

Net loss for the three months ended June 30, 2024	-	-	-	(1,576,274)	(1,576,274)

Balance, June 30, 2024	9,719,613	$9,720	$36,675,164	$(16,001,158)	$20,683,726

	For The Six Months Ended June 30, 2024

Balance, December 31, 2023	9,714,613	$9,715	$36,439,739	$(9,769,723)	$26,679,731

Stock based compensation	-	-	235,430		235,430

Common stock issued for vesting of RSU’s	5,000	5	(5)	-	-

Net loss for the six months ended June 30, 2024	-	-	-	(6,231,435)	(6,231,435)

Balance, June 30, 2024	9,719,613	$9,720	$36,675,164	$(16,001,158)	$20,683,726

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For The Six Months Ended
	June 30,	June 30,
Cash Flows from Operating Activities:	2025	2024

Net loss	$(3,612,146)	$(6,231,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	378,218	258,445
Operating lease costs	280,600	270,662
Stock based compensation	223,512	235,430
Inventory reserve	-	17,000
Loss on investment of digital assets	-	3,248,911
Changes in Operating Assets and Liabilities:
Accounts receivable	(4,108,759)	1,403,658
Inventories	(266,907)	(1,013,059)
Prepaid expenses and other	(579,842)	(621,447)
Long term deposits	(660,000)	(17,999)
Accounts payable and accrued expenses	4,410,090	318,022
Operating lease obligations	(220,768)	(265,759)
Customer deposits	(104,235)	1,105
Net cash used in operating activities	(4,260,237)	(2,396,466)

Cash Flows from Investing Activities:
Purchase of property and equipment	(487,492)	(13,680)
Cash paid for intangible asset acquisition	(3,500,000)	-
Purchase of investment in digital assets	-	(3,248,911)
Net cash used in investing activities	(3,987,492)	(3,262,591)

Cash Flows from Financing Activities:
Repayment on finance lease obligations	(10,500)	(8,299)
Repayment of notes payable	-	(44,453)
Net cash used in financing activities	(10,500)	(52,752)

Net change in cash and cash equivalents	(8,258,229)	(5,711,809)

Cash and Cash Equivalents, Beginning of the Period	19,315,984	6,726,013

Cash and Cash Equivalents, End of the Period	$11,057,755	$1,014,204

Supplemental disclosures:
Cash paid for interest expense	$14,746	$14,595
Cash paid for income taxes	$10,856	$-

Non-Cash Investing and Financing Activities:
Disposal of property and equipment	$-	$61,133
Common Stock issued on vesting of RSUs	$2	$5
Contingent liability consideration in intangible asset acquisition	$3,000,000	$-
Fair value of common stock issued for intangible asset acquisition	$1,710,367	$-
Financed purchases of property and equipment	$26,868	$26,868

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

On November 19, 2021, AmpliTech Group, Inc. entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Spectrum Semiconductor Materials Inc. (the “Seller” or “SSM”), pursuant to which AmpliTech would acquire substantially all the assets of the Company (the “Acquisition”). Spectrum Semiconductor Materials (“SSM”), located in Silicon Valley (San Jose, CA), is a global authorized distributor of integrated circuit (“IC”) packaging and lids for semiconductor device assembly, prototyping, testing, and production requirements. The acquisition was completed on December 15, 2021.

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

On March 26, 2025, we entered into an asset purchase agreement, as amended by that certain amendment dated April 15, 2025, with Titan, and its affiliate (as amended, the “Titan APA”) to purchase certain assets including intellectual property used in developing, manufacturing, marketing and selling products that use radio frequency technology (“5G ORAN radio products). The aggregate purchase price for the assets is $8,000,000, which consists of $4,000,000 in cash and $4,000,000 in restricted shares of common stock. Upon the procurement of the Initial Purchase Order and receipt of assurance of the Subsequent Purchase Orders (the “First Milestone”), the Company issued 914,635 shares of restricted common stock to Titan at $1.64 per share, based on the 30-day volume-weighted average price (“VWAP”). The fair value of the common stock issued was $1,710,367 based on the closing stock price on April 24, 2025 of $1.87 per share. These shares, together with $3.5 million in cash paid at closing, represented the initial consideration (the “First Milestone”) under the APA. The remaining $500,000 in cash to be paid and $2,500,000 in shares of restricted common stock will be issued to Titan upon the transfer and approval of the 5G ORAN radio products’ technology and intellectual property rights by Titan to the Company (the “Second Milestone”). The Second Milestone is expected to be achieved towards the end of the year 2025 and is recorded as a contingent liability of $3,000,000 as of June 30, 2025.

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

(3) Tariffs

During the six months ended June 30, 2025, the U.S. government increased certain existing tariffs and implemented new tariffs on imported products. In April 2025, the U.S. government increased import tariffs across a wide range of countries at various rates, including on product imports from almost all countries, and individualized higher tariffs on certain countries, which include certain countries where the Company’s distribution division sources raw materials and components. As a result, selling prices of the Company’s finished products are likely to increase if tariffs continue to be enforced at current levels or are increased in the future, which may have a negative impact on the Company’s revenues and cash flows. While some of these tariff announcements have since been followed by announcements of limited exemptions and temporary pauses, due to the uncertainties pertaining to tariffs and tariff levels, it is difficult to for the Company to reliably forecast their short-term or ongoing impact to its business or that of its customers. While management is actively evaluating the potential impacts of these tariffs, as well as the Company’s ability to mitigate their related impacts, such tariffs may have a negative impact on the Company’s revenues, profitability and cash flows.

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

The results of operations for the six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the years ended December 31, 2024, and 2023, included in Form 10-K filed with the SEC on March 31, 2025.

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments and marketable securities that have original maturities of less than three months, when purchased, to be cash equivalents. As of June 30, 2025, the Company’s cash and cash equivalents were deposited in five financial institutions.

The Company’s policy is to place its cash and cash equivalents with high-quality, major financial and investment institutions to limit the amount of credit exposure. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Additionally, cash and cash equivalents maintained with investment institutions are insured by the Securities Investor Protection Corporation (“SIPC”) up to $500,000, which includes a $250,000 limit for cash. The investment institution also provides additional “excess of SIPC” coverage, which insures up to $600 million. At June 30, 2025 and December 31, 2024, the Company had $4,577,759 and $18,749,154 in excess of FDIC, SIPC, and excess SIPC insured limits, respectively. The Company has not experienced any losses in such accounts.

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

An allowance of $0 has been recorded at June 30, 2025 and December 31, 2024, respectively.

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

As of June 30, 2025 and December 31, 2024, the reserve for inventory obsolescence was $1,062,000, respectively.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

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

Intangible assets are amortized as follows:

Description	Useful Life	Method
Trade names	Indefinite	N/A
Customer relationships	15 to 20 years	Straight-line
Intellectual property	11-15 years	Straight-line

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

The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount of fair value less costs to sell and would no longer be depreciated. The depreciable basis of assets that are impaired and continue in use is their respective fair values. During the six months ended June 30, 2025 and December 31, 2024, there were no indicators of impairment.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

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

Investment Policy-Cost Method

Investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not control or have the ability to exercise considerable influence over operating and financial policies. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, adjusted for observable price changes of similar investments of the same issuer. Fair value is not estimated for these investments if there are no identified events or changes in circumstances that may influence the fair value of the investment. Under this method, the Company’s share of the earnings or losses of such investee companies is not included in the consolidated balance sheet or consolidated statements of operations. The Company held $348,250 of investments without readily determinable fair values at June 30, 2025 and December 31, 2024, respectively. (see Note 10). These investments are included in other assets on the condensed consolidated balance sheets. There were no indicators of impairment during the six months ended June 30, 2025 and December 31, 2024.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

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

Leases

We lease property and equipment under finance and operating leases. For leases with terms greater than 12 months, we record the related asset and obligation at the present value of lease payments over the lease term. The Company has elected not to separate lease and non-lease components for all property leases for the purpose of calculating ROU assets and lease liabilities. Many of our leases include rental escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments when appropriate. When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determined implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis considering such factors as lease term and economic environment risks.

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

For the Six Months Ended June 30, 2025 and 2024

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

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of June 30, 2025 contained a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, rebates, discounts, and other adjustments. The estimates of variable consideration are based on historical payment experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

Research and development costs for the six months ended June 30, 2025 and 2024 were $1,398,468 and $736,877, respectively.

Income Taxes

The Company’s deferred tax assets and liabilities for the expected future tax consequences of events have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using tax rates enacted in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At June 30, 2025 and December 31, 2024, the Company had no material unrecognized tax benefits.

Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is calculated by adjusting the weighted average number of shares of common stock outstanding for the dilutive effect, if any, of common stock equivalents. Common stock equivalents whose effect would be anti-dilutive are not included in diluted loss per share. The Company uses the treasury stock method to determine the dilutive effect, which assumes that all common stock equivalents have been exercised at the beginning of the period and that the funds obtained from those exercises were used to repurchase shares of common stock of the Company at the average closing market price during the period. As of June 30, 2025 and 2024, there were 4,626,942 and 4,597,942, respectively, potential common share equivalents from stock options excluded from the diluted loss per share calculations as their effect is anti-dilutive.

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

For the Six Months Ended June 30, 2025 and 2024

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Share-Based Payments.” All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the employees’ required service period, which is generally the vesting period.

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

Recently Adopted Accounting Pronouncements

In August 2023, the FASB issued ASU 2023-05, “Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement,” which requires a newly-formed joint venture to apply a new basis of accounting to its contributed net assets, resulting in the joint venture initially measuring its contributed net assets at fair value on the formation date. ASU 2023-05 is effective for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted for joint ventures formed before the effective date. The adoption of ASU 2023-05 did not have a material impact on the Company’s condensed consolidated financial statements.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

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

(5) Revenues

The following table presents sales disaggregated based on geographic regions and for the three and six months ended:

	Three months ended
	June 30,	June 30,
	2025	2024

AmpliTech Inc. and Specialty Microwave

Domestic sales	$644,248	$705,794

International sales	8,674,208	56,470

Total sales	$9,318,456	$762,264

Spectrum

Domestic sales	$1,020,653	$1,359,811

International sales	686,818	405,367

Total sales	$1,707,471	$1,765,178
Total sales for the three months ended June 30, 2025	$11,025,927	$2,527,442

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

	Six months ended
	June 30,	June 30,
	2025	2024
AmpliTech Inc. and Specialty Microwave

Domestic sales	$1,358,369	$1,383,976

International sales	8,945,623	419,155

Total sales	$10,303,992	$1,803,131

Spectrum

Domestic sales	$2,629,042	$2,141,925

International sales	1,691,992	875,717

Total sales	$4,321,034	$3,017,642
Total sales for the six months ended June 30, 2025	$14,625,026	$4,820,773

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

The following table presents summary information by segment for the three months ended June 30, 2025:

	Manufacturing and Engineering	Distribution	Corporate	Total

Revenue	$9,318,456	$1,707,471	$-	$11,025,927
Cost of Goods Sold	9,216,126	946,922	-	10,163,048
Net Income/(Loss)	(1,416,130)	121,816	(477,311)	(1,771,625)
Research and development	658,795	-	-	658,795
Total Assets	20,761,080	16,397,730	11,484,860	48,643,670
Depreciation and Amortization	103,103	28,655	124,400	256,158
Interest Income (Expense), net	42,022	-	(12,829)	29,193

The following table presents summary information by segment for the six months ended June 30, 2025:

	Manufacturing and Engineering	Distribution	Corporate	Total

Revenue	$10,303,992	$4,321,034	$-	$14,625,026
Cost of Goods Sold	9,983,180	2,591,097	-	12,574,277
Net Income (Loss)	(2,999,324)	341,307	(954,129)	(3,612,146)
Research and development	1,398,468	-	-	1,398,468
Total Assets	20,761,080	16,397,730	11,484,860	48,643,670
Depreciation and Amortization	196,376	57,442	124,400	378,218
Interest Income (Expense), net	81,594	-	(2,904)	78,690

(7) Inventories

The inventory consists of the following at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024

Raw Materials	$1,380,004	$1,261,307
Work-in Progress	713,220	190,818
Finished Goods	6,824,447	7,198,639
Subtotal	$8,917,671	$8,650,764
Less: Reserve for
Obsolescence	(1,062,000)	(1,062,000)

Total	$7,855,671	$7,588,764

(8) Property and Equipment

Property and Equipment consisted of the following at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024

Lab Equipment	$3,892,884	$3,429,447
Manufacturing Equipment	129,745	129,745
Automobiles	7,335	7,335
Computer Equipment and Software	157,101	146,785
Leasehold Improvements	87,322	84,172
Furniture and Fixtures	208,100	170,643

Subtotal	4,482,487	3,968,127
Less: Accumulated Depreciation	(1,913,784)	(1,714,432)

Total	$2,568,703	$2,253,695

Depreciation expense for the three months ended June 30, 2025 and 2024 was $104,525 and $91,857 respectively, of which $73,667 and $71,123, respectively were included in cost of goods sold.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

Depreciation expense for the six months ended June 30, 2025 and 2024 was $199,352 and $183,515 respectively, of which $147,233 and $142,247, respectively were included in cost of goods sold.

Property and equipment purchased in the amount of $80,426 under financing leases are included in the totals above. (See Note 11).

(9) Goodwill and Intangible Assets

Goodwill

Goodwill is related to the acquisition of Spectrum Semiconductor Materials Inc. on December 15, 2021. Goodwill is primarily related to expected improvements and technology performance and functionality, as well as sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. Goodwill is generally not amortizable for tax and financial statement purposes. As of June 30, 2025 and December 31, 2024 goodwill was $4,696,883, respectively.

Other Intangible Assets

Intellectual property and customer relationships of approximately $8,200,000 was acquired through the Titan asset acquisition and will be used in the development and manufacturing of 5G Oran products. Please refer to Note 14 for the description of the intangible asset acquisition.

Intangible assets consisted of the following at June 30, 2025:

	Gross Carrying	Accumulated		Weighted
	Amount	Amortization	Net	Average Life
Trade name	$514,284	$-	$514,284	Indefinite
Intellectual Property	6,880,288	104,247	6,776,041	10.83
Customer relationships	3,508,710	401,415	3,107,295	14.33

Total	$10,903,282	$505,662	$10,397,620

Amortization expense for the three months ended June 30, 2025 and 2024 was $151,633 and $37,465, respectively.

Amortization expense for the six months ended June 30, 2025 and 2024 was $178,866 and $74,930, respectively

Annual amortization of intangible assets are as follows:

2025	$427,664
2026	855,328
2027	855,328
2028	855,328
2029	855,328
Thereafter	6,034,360
$9,883,336

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

(10) Cost Method Investment

On June 10, 2021, the Company entered into a membership interest purchase agreement with SN2N, LLC for an aggregate purchase price of $350,000, to be paid in four tranches. Each tranche represented a 5% membership interest, and in aggregate a 20% membership interest. On June 15, 2022, an amendment to the membership interest purchase agreement was made to reflect a 19.9% membership interest. Considering this amendment, the Company overpaid $1,750 for the membership interest and was subsequently reimbursed. As of June 30, 2025, the Company has made an investment of $348,250 for a 19.9% membership interest.

(11) Leases

The following was included in our balance sheet as of June 30, 2025:

June 30,
2025
Operating leases
Assets
ROU operating lease assets	$4,119,375

Liabilities
Current portion of operating lease	$472,538
Operating lease, net of current portion	$3,895,878
Total operating lease liabilities	$4,368,416

Financing leases
Assets
Property and equipment, gross	$80,426
Accumulated depreciation	(35,149)
Property and equipment, net	$45,277

Liabilities
Current portion of financing lease	$17,065
Financing lease, net of current portion	$31,303
Total financing lease liabilities	$48,368

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

The weighted average remaining lease term and weighted average discount rate at June 30, 2025 are as follows:

Weighted average remaining lease term (years)	June 30, 2025
Operating leases	7.48
Financing leases	2.97
Weighted average discount rate
Operating leases	6.35%
Financing leases	7.23%

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

The following table reconciles future minimum operating lease payments to the discounted lease liability as of June 30, 2025:

2025	$364,122
2026	743,301
2027	757,493
2028	779,311
2029	781,351
Thereafter	1,980,929
Total lease payments	5,406,507
Less imputed interest	(1,038,091)
Total lease obligations	4,368,416
Less current obligations	(472,538)
Long-term lease obligations	$3,895,878

Financing Lease

The Company entered into several 60-month lease agreements to finance certain laboratory and office equipment. As such, the Company has accounted for these transactions as a financing lease.

The following table reconciles future minimum financing lease payments to the discounted lease liability as of 2025:

2025	$11,039
2026	20,082
2027	12,094
2028	8,100
2029	3,375
Total lease payments	54,690
Less imputed interest	(6,322)
Total lease obligations	48,368
Less current obligations	(17,065)
Long-term lease obligations	$31,303

(12) Revolving Line of Credit:

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

The Revolving Line of Credit is evidenced by a promissory note, which is due on demand, or if there is no demand, then on March 1, 2026, unless extended, modified or renewed (the “Note”). The Company has agreed to pay regular monthly payments of all accrued unpaid interest due as of each payment date, beginning April 1, 2025, with all subsequent interest payments to be due on the same day of each month thereafter. The Note bears a variable interest rate based on changes in the Wall Street Journal Prime Rate as published in the Wall Street Journal from time to time, plus 1.000%, provided however, under no circumstances will the interest rate be less than 6.250% per annum or more than the maximum rate allowed by applicable law. Late payment is subject to a fee of 5.000% of the regularly scheduled payment. In the event of default, the Note bears an interest at a rate per annum equal to 5.000% above the rate that is otherwise applicable to such amounts. As of the June 30, 2025, the outstanding balance on the Revolving Line of Credit was $0.

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

For the Six Months Ended June 30, 2025 and 2024

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

On April 24, 2025, the Company issued to Titan Crest, LLC, 914,635 shares of restricted common stock at $1.64 per share, which is based on the volume weighted average price of the Company’s common stock over the preceding thirty (30) trading days from the date the initial milestone relating to the Titan APA was achieved. The fair value of the common stock issued was $1,710,367 based on the closing stock price on April 24, 2025 of $1.87 per share.

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

As of June 30, 2025, all outstanding stock options were issued according to the Company’s 2020 Plan, and there remains 725,142 shares of common stock available for future issuance under the 2020 Plan.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

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

On June 17, 2025, the Company granted a board advisor ten-year stock options to purchase 10,000 shares of common stock according to the Company’s 2020 Plan, of which 2,500 vest immediately and the balance will vest in quarterly installments over a one year period commencing on June 17, 2025. The stock options have an exercise price of $1.97 per share. The Company has calculated these options estimated fair market value at $17,000 using the Black-Scholes model, with the following assumptions: expected term of 5.38 years, stock price of $1.97, exercise price of $1.97, volatility of 123.4%, risk-free rate of 3.99%, and no forfeiture rate.

Below is a table summarizing the changes in stock options outstanding for the six months ended June 30, 2025:

	Number of	Weighted Average
	Options	Exercise Price ($)

Outstanding at December 31, 2024	1,295,000	$2.28
Granted	35,000	$2.22
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2025	1,330,000	$2.28
Exercisable at June 30, 2025	821,201	$2.55

Stock-based compensation expense related to stock options of $98,426 and $215,857 was recorded for the three and six months ended June 30, 2025, respectively. As of June 30, 2025, the remaining unrecognized compensation cost related to non-vested stock options is $805,226 and is expected to be recognized over 3.55 years. The outstanding stock options have a weighted average remaining contractual life of 3.85 years and a total intrinsic value of $289,980.

Warrants:

Below is a table summarizing the changes in warrants outstanding for the six months ended June 30, 2025:

	Number of	Weighted Average
	Warrants	Exercise Price ($)

Outstanding at December 31, 2024	3,296,942	$7.83
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2025	3,296,942	$7.83
Exercisable at June 30, 2025	3,296,942	$7.83

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

Stock-based compensation expense related to warrants of $0 was recorded for the three and six months ended June 30, 2025, respectively. As of June 30, 2025, the remaining unrecognized compensation cost related to non-vested warrants is $0. The outstanding warrants have a weighted average remaining contractual life of .73 years and a total intrinsic value of $0.

Restricted Stock Units:

On May 20, 2022, 30,000 restricted stock units at an exercise price of $1.96 were issued to a board advisor. Vesting occurred in equal quarterly installments of 2,500 shares beginning on May 20, 2022. The final installment of 2,500 shares was issued on February 20, 2025 and as of June 30, 2025, 30,000 shares of common stock were issued.

Below is a table summarizing the changes in restricted stock units outstanding for the three and six months ended June 30, 2025:

	Number of	Weighted Average
	RSUs	Exercise Price ($)

Outstanding at December 31, 2024	2,500	$1.96
Granted	-	-
Vested	(2,500)	$1.96
Forfeited or expired	-	-
Outstanding at June 30, 2025	-	-

Stock-based compensation expense related to restricted stock units of $0 and $7,655 was recorded for the three and six months ended June 30, 2025, respectively. As of June 30, 2025, the remaining unrecognized compensation cost related to non-vested restricted stock units is $0. The outstanding restricted stock units have a weighted average remaining contractual life and a total intrinsic value of $0.

(14) Commitments and Contingencies

Licensing Agreement:

On July 26, 2024, the Company’s AGTGSS division entered into a licensing product agreement. Under the terms of the agreement, the licensor agreed to an exclusive United States distribution and global licensing rights for certain 5G telecom equipment for 18 months for the purpose of marketing, selling, renting, deployment and maintenance of the licensed products with the Company. For services, the Company will pay the Licensor certain software IP license fees and product certification support in the amount of $1,790,000. As of June 30, 2025, $1,070,000 was paid towards this licensing agreement.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

Contingent Liability-Intangible Asset Acquisition:

On March 26, 2025, the Company entered into the Titan APA to purchase the 5G ORAN radio products. The closing of the transactions and the payment of the purchase price contemplated by the Titan APA is conditioned upon certain conditions, including but not limited to (i) the issue of a purchase order (“Initial Purchase Order”) from a third party customer (“Third Party Customer”) for fiscal year delivery to the Company, (ii) a purchase order between the Company and Titan or its affiliate pursuant to which Titan will assist in manufacturing the products to be sold to the Third Party Customer to meet its purchase order, and (iii) receipt of correspondence from Third Party Customer to the Company, indicating Third Party Customer’ intention to issue purchase orders (including such Third Party Customer’s initial purchase order) which purchase orders will be spread out over 3 years (“ Subsequent Purchase Orders”).

The aggregate purchase price for the assets is $8,000,000, which consists of $4,000,000 in cash and $4,000,000 in restricted shares of common stock. Upon the procurement of the Initial Purchase Order and receipt of assurance of the Subsequent Purchase Orders (the “First Milestone”), the Company issued 914,635 shares of restricted common stock to Titan at $1.64 per share, based on the 30-day volume-weighted average price (“VWAP”). The fair value of the common stock issued was $1,710,367 based on the closing stock price on April 24, 2025 of $1.87 per share. These shares, together with $3.5 million in cash paid at closing, represented the initial consideration (the “First Milestone”) under the APA. The remaining $500,000 in cash to be paid and $2,500,000 in shares of restricted common stock will be issued to Titan upon the transfer and approval of the 5G ORAN radio products’ technology and intellectual property rights by Titan to the Company (the “Second Milestone”). The Second Milestone is expected to be achieved towards the end of the year 2025 and is recorded as a contingent liability of $3,000,000 as of June 30, 2025. As a result of the First Milestone payment of $5,210,367 and the contingent liability of $3,000,000, an intangible asset of $8,210,367 was recorded during the three months ended June 30, 2025. (See Note 9).

In addition, under the Titan APA, the parties are obligated, subject to certain limitations, to indemnify the other for certain customary and other specified matters, including breaches of representations and warranties, breaches of covenants and for certain liabilities and third-party claims. Further, Titan and its affiliate, jointly and severally, agreed for a period of 10 years not to engage in certain competitive activities with respect to the business or proposed business relating to the assets sold to the Company. In addition, the Titan APA contemplates that after the closing, the Company and Titan will enter short-term transition services agreements for up to two of Titan’s employees to provide Company assistance in the assignment and transfer of the purchased assets from Titan to the Company for a fee not to exceed $430,000.

In connection with the transaction, Titan’s affiliate agreed to transfer all of its rights, title and interest in 5G ORAN radio products technology and intellectual property rights to Titan. Subsequent to the transaction, Titan’s affiliate will continue its business and retain its employees focusing on software solutions and services.

(15) Subsequent events

ATM Offering

On July 22, 2025, the Company entered into an equity distribution agreement, or the Equity Distribution Agreement, with Maxim Group LLC, or Maxim, relating to offer and sell shares of our common stock having an aggregate offering price of up to $25,000,000 from time to time through Maxim, acting as our exclusive sales agent, in an “At-the-Market Offering” at our discretion.

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

On December 15, 2021, we acquired substantially all of the assets of Spectrum Semiconductor Materials Inc. (“SSM”), a globally authorized distributor of integrated circuit (IC) packaging and lids for semiconductor device assembly, prototyping, testing, and production requirements founded in 1990 and headquartered in San Jose, CA.

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

On March 26, 2025, we entered into an asset purchase agreement, as amended by that certain amendment dated April 15, 2025, with Titan, and its affiliate (as amended, the “Titan APA”) to purchase certain assets including intellectual property used in developing, manufacturing, marketing and selling products that use radio frequency technology (“5G ORAN radio products). The aggregate purchase price for the assets is $8,000,000, which consists of $4,000,000 in cash and $4,000,000 in restricted shares of common stock. Upon the procurement of the Initial Purchase Order and receipt of assurance of the Subsequent Purchase Orders (the “First Milestone”), the Company issued 914,635 shares of restricted common stock to Titan at $1.64 per share, based on the 30-day volume-weighted average price (“VWAP”). The fair value of the common stock issued was $1,710,367 based on the closing stock price on April 24, 2025 of $1.87 per share. These shares, together with $3.5 million in cash paid at closing, represented the initial consideration (the “First Milestone”) under the APA. The remaining $500,000 in cash to be paid and $2,500,000 in shares of restricted common stock will be issued to Titan upon the transfer and approval of the 5G ORAN radio products’ technology and intellectual property rights by Titan to the Company (the “Second Milestone”). The Second Milestone is expected to be achieved towards the end of the year 2025 and is recorded as a contingent liability of $3,000,000 as of June 30, 2025.

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

Recent Developments

ATM Offering

On July 22, 2025, we entered into an equity distribution agreement, or the Equity Distribution Agreement, with Maxim Group LLC, or Maxim, relating to offer and sell shares of our common stock having an aggregate offering price of up to $25,000,000 from time to time through Maxim, acting as our exclusive sales agent, in an “At-the-Market Offering” at our discretion.

Corporate Information

Our principal executive offices are located at 155 Plant Avenue, Hauppauge, NY 11788. Our telephone number is (631) 521-7831. Our corporate website is www.amplitechinc.com. The information on our website is not a part of or incorporated in this report.

Results of Operations

For the Three Months Ended June 30, 2025 and June 30, 2024

Revenues

Sales increased from $2,527,442 for the three months ended June 30, 2024, to $11,025,927 for the three months ended June 30, 2025, an increase of $8,498,485 or approximately 336.25%. This increase in sales is predominantly from the 5G orders that needed to be fulfilled per the Titan Asset Acquisition. Sales in the amplifier and related passive microwave components and subsystems division increased by $6,874, while Spectrum sales decreased by $57,707, or 3.27%.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased from $1,470,355 for the three months ended June 30, 2024, to $10,163,048 for the three months ended June 30, 2025, an increase of $8,692,693 or 591.20%. This increase is directly attributable to the significant ramp-up in 5G product sales resulting from the recent Titan APA. Gross profit for the same period was $862,879 compared to $1,057,087, a decrease of $194,208, or 18.37%. Gross profit as a percentage of sales declined to 7.83% from 41.82%, reflecting the Company’s strategy to penetrate the multi-billion-dollar global telecommunications market, dominated by major network operators (MNO’s).

AmpliTech is strategically investing in building long-term business relationships with global network operators by providing innovative, carrier-grade ORAN true 5G radios and high-performance Private 5G solutions. This initial phase of market penetration emphasizes top-line revenue growth and customer acquisition over short-term margins. These investments are expected to yield significantly higher gross margins in the latter half of 2025 (Q3 and Q4) and beyond, as the company transitions from initial deployment phases to long-term recurring business with these Tier 1 operators.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $2,129,143 for the three months ended June 30, 2025, from $2,165,055 for the first three months ended June 30, 2024, a decrease of $35,912 or approximately 1.66%. This decrease is primarily due to the decrease in parent company expenses relating to accounting, consulting and legal expenses for this period.

Research and Development Expenses

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include salaries and benefits, consultants, outside service, and supplies.

Research and development costs for the three months ended June 30, 2025, and 2024, were $658,795 and $460,122, respectively, an increase of $198,673, or 43.18%, mainly attributable to our MIMO 64T64R Oran Cat B radio network and low-noise block down converter units, also known as LNB’s.

Loss From Operations

As a result of the above, the Company reported a loss from operations of $1,925,059 and $1,568,090 for the three months ended June 30, 2025, and 2024, respectively.

Other Income (Expenses)

Other income consists of $88,222 realized gain on foreign currency exchange rates.

Due to market fluctuations, the Company recorded a realized gain on investments of $36,019 for the three months ended June 30, 2025.

The Company recorded interest income, net of $29,193 and interest expense, net of $8,184 for the three months ended June 30, 2025 and 2024, respectively.

Net Loss

The Company reported a net loss of $1,771,625 and $1,576,274 for the three months ended June 30, 2025 and 2024, respectively.

For the Six Months Ended June 30, 2025 and June 30, 2024

Revenues

Sales increased from $4,820,773 for the six months ended June 30, 2024, to $14,625,026 for the six months ended June 30, 2025, an increase of $9,804,253 or approximately 203.38%. This increase in sales is predominantly from the 5G orders that needed to be fulfilled per the Titan APA.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased from $2,881,056 for the six months ended June 30, 2024, to $12,574,277 for the six months ended June 30, 2025, an increase of $9,693,221 or 336.45%. Overall, this increase is directly related to the increase in sales from the asset acquisition. As a result, gross profit was $2,050,749 for the six months ended June 30, 2025, compared to $1,939,717 for the six months ended June 30, 2024, an increase of $111,032, or 5.72%. Overall, gross profit as a percentage of sales decreased to 14.02% from 40.24%, reflecting the Company’s strategy to penetrate the multi-billion-dollar global telecommunications market. AmpliTech is strategically investing in building long-term business relationships with these global network operators by providing innovative, carrier-grade ORAN true 5G radios and high-performance Private 5G solutions. This initial phase of market penetration emphasizes top-line revenue growth and customer acquisition over short-term margins. These investments are expected to yield significantly higher gross margins in the latter half of 2025 (Q3 and Q4) and beyond, as the company transitions from initial deployment phases to long-term recurring business with these Tier 1 operators.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $4,467,358 for the six months ended June 30, 2025, from $4,198,802 for the first six months ended June 30, 2024, an increase of $268,556 or approximately 6.40%. The increase is primarily due to the increase in trade show expense, legal expense and consulting.

Research and Development Expenses

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include salaries and benefits, consultants, outside service, and supplies.

Research and development costs for the six months ended June 30, 2025, and 2024, were $1,398,468 and $736,877, respectively, an increase of $661,591, or 89.78%, mainly attributable to our MIMO 64T64R Oran Cat B radio network and low-noise block down converter units, also known as LNB’s.

Loss From Operations

As a result of the above, the Company reported a loss from operations of $3,815,077 and $2,995,962 for the six months ended June 30, 2025, and 2024, respectively.

Other Income (Expenses)

As a result of the fraudulent digital currency transactions previously disclosed, during the six months ended June 30, 2024, the Company recorded an impairment loss of $3,248,911 related to digital assets.

Other income consists of $88,222 realized gain on foreign currency exchange rates.

Due to market fluctuations, the Company recorded a realized gain on investments of $36,019 and $25,965 for the six months ended June 30, 2025 and 2024, respectively.

The Company recorded interest income, net of $78,690 and interest expense, net of $12,527 for the six months ended June 30, 2025 and 2024, respectively.

Net Loss

The Company reported a net loss of $3,612,146 and $6,231,435 for the six months ended June 30, 2025 and 2024, respectively.

Cash Flow

Operating Activities

The net cash used in operating activities for the six months ended June 30, 2025, was $4,260,237 resulting primarily from the net loss and operating changes in accounts receivable, inventory, prepaid expenses, long-term deposits, accounts payable and accrued expenses and operating lease obligations and customer deposits.

The net cash used in operating activities for the six months ended June 30, 2024, was $ 2,396,466 resulting primarily from the net loss, loss on investment of digital assets and operating changes in accounts receivable, inventories, prepaid expenses, accounts payable and accrued expenses, customer deposits and operating lease obligations.

Investing Activities

The net cash used in investing activities for the six months ended June 30, 2025, was $3,987,492 for the purchase of equipment and the Titan Asset Acquisition.

The net cash used in investing activities for the six months ended June 30, 2024, was $3,262,591 for the purchase of equipment and investment in digital assets.

Financing Activities

The net cash used in financing activities for the six months ended June 30, 2025, was $10,500 resulting primarily from the repayments of financing lease obligations.

The net cash used in financing activities for the six months ended June 30, 2024, was $52,752, resulting primarily from the repayments of notes payable and financing lease obligations.

Operating Capital and Capital Expenditure Requirements

As of June 30, 2025, we had cash and cash equivalents of $11,057,755, working capital of $16,163,710, and an accumulated deficit of $24,624,273. As of December 31, 2024, we had cash and cash equivalents of $19,315,984, working capital of $26,795,745 and an accumulated deficit of $21,012,127. Based on our existing cash and cash equivalents, our working capital, our current and forecasted level of operations, and our forecasted cash flows, we believe that we will be able to meet our obligations and pay our liabilities arising from normal business operations when they come due and to provide for our capital requirements for the next 12 months.

Critical Accounting Policies, Estimates and Assumptions

The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and those that require significant judgment and estimates.

The discussion and analysis of our financial condition and results of operations is based upon financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates, including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the six month period ended June 30, 2025 to the items disclosed as critical accounting policies in management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As a result of this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management, including our chief executive officer and chief financial officer, believes the condensed consolidated financial statements included in this report fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management has evaluated the effectiveness of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this evaluation, management has concluded that, as of June 30, 2025 our internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting due to previously identified material weaknesses resulting from lack of written documentation of our internal controls and procedures, having ineffective internal controls related to our information technology general controls and lack of personnel resources to ensure adequate segregation of duties, as disclosed in the Form 10-K for the fiscal year ended December 31, 2024 (“Form 10-K”).

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

During the six months ended June 30, 2025, the U.S. government increased certain existing tariffs and implemented new tariffs on imported products. In April 2025, the U.S. government increased import tariffs across a wide range of countries at various rates, including on product imports from almost all countries, and individualized higher tariffs on certain countries, which include certain countries where the Company sources raw materials and components. As a result, selling prices of the Company’s finished products are likely to increase if tariffs continue to be enforced at current levels or are increased in the future, which may have a negative impact on the Company’s revenues and cash flows. Some of these tariff announcements have since been followed by announcements of limited exemptions and temporary pauses, however, due to the uncertainties pertaining to tariffs and tariff levels, it is difficult to for us to reliably forecast their short-term or ongoing impact to our business or that of our customers. While we are actively evaluating the potential impacts of these tariffs, as well as our ability to mitigate their related impacts, such tariffs may have a negative impact on our revenues, profitability and cash flows.

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

AmpliTech Group, Inc.

Date: August 14, 2025	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Louisa Sanfratello
Louisa Sanfratello Chief Financial Officer (Principal Financial and Accounting Officer)

