Form 10-Q
period 2025-09-30
AmpliTech Group, Inc.
filed 2025-11-14
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 11, 2025, the registrant had 20,638,095 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2025

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AmpliTech Group, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$8,387,194	$19,315,984
Accounts receivable	3,400,825	1,256,725
Inventories, net	8,875,881	7,588,764
Subscription receivable	85,720	-
Prepaid expenses and other	855,021	169,913
Total Current Assets	21,604,641	28,331,386

Property and equipment, net	2,912,827	2,253,695
Operating lease right of use assets	3,997,574	4,399,975
Intangible assets, net	13,565,038	2,366,119
Goodwill	4,696,883	4,696,883
Cost method investment	348,250	348,250
Long term deposits	114,174	824,174

Total Assets	$47,239,387	$43,220,482

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$4,014,155	$941,408
Customer deposits	69,203	128,089
Current portion of financing lease obligations	17,373	16,522
Current portion of operating lease obligations	486,269	449,622
Contingent liability	3,000,000	-
Total Current Liabilities	7,587,000	1,535,641

Long-term Liabilities
Financing lease obligations, net of current portion	25,901	15,478
Operating lease obligations, net of current portion	3,768,871	4,139,562
Deferred tax liability	39,000	39,000
Total Liabilities	11,420,772	5,729,681

Commitments and Contingencies	-	-

Stockholders' Equity
Common stock, par value $0.001, 500,000,000 shares authorized, 20,626,595 and 19,656,460 shares issued and outstanding, respectively	20,626	19,656
Additional paid-in capital	60,610,635	58,483,272
Accumulated deficit	(24,812,646)	(21,012,127)

Total Stockholders' Equity	35,818,615	37,490,801

Total Liabilities and Stockholders' Equity	$47,239,387	$43,220,482

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024

Revenues	$6,093,832	$2,834,512	$20,718,858	$7,655,285

Cost of Goods Sold	3,134,189	1,486,583	15,708,466	4,367,639

Gross Profit	2,959,643	1,347,929	5,010,392	3,287,646

Operating Expenses
Selling, general and administrative	2,481,580	1,864,245	6,948,938	6,063,047
Research and development	699,319	572,422	2,097,787	1,309,299
Total Operating Expenses	3,180,899	2,436,667	9,046,725	7,372,346

Loss From Operations	(221,256)	(1,088,738)	(4,036,333)	(4,084,700)

Other Income (Expenses)
Loss on investment in digital assets	-	-	-	(3,248,911)
Other income (loss)	(27,985)	-	60,237	-
Realized gain on investments	28,001	-	64,020	25,965
Interest income (expense), net	32,867	(100,945)	111,557	(113,472)
Total Other Income (Expenses)	32,883	(100,945)	235,814	(3,336,418)

Net Loss Before Income Taxes	(188,373)	(1,189,683)	(3,800,519)	(7,421,118)

Provision For Income Taxes	-	-	-	-

Net Loss	$(188,373)	$(1,189,683)	$(3,800,519)	$(7,421,118)

Net Loss Per Share;
Basic and diluted	$(0.01)	$(0.12)	$(0.19)	$(0.76)

Weighted Average Common Shares Outstanding;
Basic and diluted	20,579,028	10,003,556	20,198,945	9,813,200

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	For The Three Months Ended September 30, 2025
	Common Stock		Additional		Total
	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Equity

Balance, June 30, 2025	20,573,595	$20,573	$60,416,234	$(24,624,273)	$35,812,534

Stock based compensation	-	-	92,214	-	92,214

Common stock options exercised	53,000	53	102,187	-	102,240

Net loss for the three months ended September 30, 2025	-	-	-	(188,373)	(188,373)

Balance, September 30, 2025	20,626,595	$20,626	$60,610,635	$(24,812,646)	$35,818,615

	For The Nine Months Ended September 30, 2025

Balance, December 31, 2024	19,656,460	$19,656	$58,483,272	$(21,012,127)	$37,490,801

Stock based compensation	-	-	315,726	-	315,726

Common stock issued for vesting of RSU's	2,500	2	(2)	-	-

Common stock issued for purchase asset acquisition	914,635	915	1,709,452	-	1,710,367

Common stock options exercised	53,000	53	102,187		102,240

Net loss for the nine months ended September 30, 2025	-	-	-	(3,800,519)	(3,800,519)

Balance, September 30, 2025	20,626,595	$20,626	$60,610,635	$(24,812,646)	$35,818,615

	For The Three Months Ended September 30, 2024

	Common Stock		Additional		Total
	Number of	Par	Paid-In	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Equity

Balance, June 30, 2024	9,719,613	$9,720	$36,675,164	$(16,001,158)	$20,683,726

Stock based compensation	-	-	94,463	-	94,463

Common stock issued for vesting of RSU's	2,500	3	(3)	-	-

Common stock issued in offering	1,369,488	1,369	786,757	-	788,126

Net loss for the three months ended September 30, 2024	-	-	-	(1,189,683)	(1,189,683)

Balance, September 30, 2024	11,091,601	$11,092	$37,556,381	$(17,190,841)	$20,376,632

	For The Nine Months Ended September 30, 2024

Balance, December 31, 2023	9,714,613	$9,715	$36,439,739	$(9,769,723)	$26,679,731

Stock based compensation	-	-	329,893	-	329,893

Common stock issued for vesting of RSU's	7,500	8	(8)	-	-

Common stock issued in offering	1,369,488	1,369	786,757	-	788,126

Net loss for the nine months ended September 30, 2024	-	-	-	(7,421,118)	(7,421,118)

Balance, September 30, 2024	11,091,601	$11,092	$37,556,381	$(17,190,841)	$20,376,632

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For The Nine Months Ended
	September 30,	September 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(3,800,519)	$(7,421,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	759,312	388,590
Operating lease costs	402,401	414,356
Stock based compensation	315,726	329,893
Amortization of debt discount	-	89,509
Inventory reserve	-	17,000
Loss on investment of digital assets	-	3,248,911
Changes in Operating Assets and Liabilities:
Accounts receivable	(2,144,100)	1,266,779
Inventories	(1,287,117)	(1,027,581)
Prepaid expenses and other	(685,108)	(1,409,447)
Security deposits	-	(22,693)
Accounts payable and accrued expenses	1,572,747	265,119
Operating lease obligations	(334,044)	(399,376)
Customer deposits	(58,886)	131,189
Net cash used in operating activities	(5,259,588)	(4,128,869)

Cash Flows from Investing Activities:
Purchase of property and equipment	(930,128)	(26,431)
Purchase of intangible assets	(1,240,000)	-
Cash paid for intangible asset acquisition	(3,500,000)	-
Purchase of investment in digital assets	-	(3,248,911)
Net cash used in investing activities	(5,670,128)	(3,275,342)

Cash Flows from Financing Activities:
Net proceeds from issuance of common shares in private equity offering	-	788,126
Net proceeds from notes payable	-	1,274,000
Proceeds from exercise of stock options	16,520	-
Repayment on finance lease obligations	(15,594)	(11,636)
Repayment of notes payable	-	(295,755)
Net cash from financing activities	926	1,754,735

Net change in cash and cash equivalents	(10,928,790)	(5,649,476)

Cash and Cash Equivalents, Beginning of the Period	19,315,984	6,726,013

Cash and Cash Equivalents, End of the Period	$8,387,194	$1,076,537

Supplemental disclosures:
Cash paid for interest expense	$16,580	$116,673
Cash paid for income taxes	$10,856	$-

Non-Cash Investing and Financing Activities:
Disposal of property and equipment	$-	$61,133
Common Stock issued on vesting of RSUs	$2	$8
Subscription receivable for the exercise of stock options	$85,720	$-
Debt Discount on notes payable	$-	$429,000
Long term deposits applied to intangible asset acquisition	$710,000	-
Operating lease right-of -use asset and liability measurement	$-	$13,932,242
Contingent liability consideration for intangible asset acquisition	$3,000,000	$-
Acquisition of intangible assets recorded in accounts payable	$1,500,000	$-
Fair value of common stock issued for intangible asset acquisition	$1,710,367	$-
Financed purchases of property and equipment	$26,868	$-

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

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

For the Nine Months Ended September 30, 2025 and 2024

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

On March 26, 2025, we entered into an asset purchase agreement, as amended by that certain amendment dated April 15, 2025, with Titan, and its affiliate (as amended, the “Titan APA”) to purchase certain assets including intellectual property used in developing, manufacturing, marketing and selling products that use radio frequency technology (“5G ORAN radio products) (“Titan Asset Acquisition”). The aggregate purchase price for the assets is $8,000,000, which consists of $4,000,000 in cash and $4,000,000 in restricted shares of common stock. Upon the procurement of the Initial Purchase Order and receipt of assurance of the Subsequent Purchase Orders (the “First Milestone”), the Company issued 914,635 shares of restricted common stock to Titan at $1.64 per share, based on the 30-day volume-weighted average price (“VWAP”). The fair value of the common stock issued was $1,710,367 based on the closing stock price on April 24, 2025 of $1.87 per share. These shares, together with $3.5 million in cash paid at closing, represented the initial consideration (the “First Milestone”) under the APA. The remaining $500,000 in cash to be paid and $2,500,000 in shares of restricted common stock will be issued to Titan upon the transfer and approval of the 5G ORAN radio products’ technology and intellectual property rights by Titan to the Company (the “Second Milestone”). The Second Milestone is expected to be achieved towards the end of the year 2025 and is recorded as a contingent liability of $3,000,000 as of September 30, 2025.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

(2) Tariffs

During the nine months ended September 30, 2025, the U.S. government increased certain existing tariffs and implemented new tariffs on imported products. In April 2025, the U.S. government increased import tariffs across a wide range of countries at various rates, including on product imports from almost all countries, and individualized higher tariffs on certain countries, which include certain countries where the Company’s distribution division sources raw materials and components. As a result, selling prices of the Company’s finished products are likely to increase if tariffs continue to be enforced at current levels or are increased in the future, which may have a negative impact on the Company’s revenues and cash flows. While some of these tariff announcements have since been followed by announcements of limited exemptions and temporary pauses, due to the uncertainties pertaining to tariffs and tariff levels, it is difficult to for the Company to reliably forecast their short-term or ongoing impact to its business or that of its customers. While management is actively evaluating the potential impacts of these tariffs, as well as the Company’s ability to mitigate their related impacts, such tariffs may have a negative impact on the Company’s revenues, profitability and cash flows.

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

The results of operations for the nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the years ended December 31, 2024, and 2023, included in Form 10-K filed with the SEC on March 31, 2025.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

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

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments and marketable securities that have original maturities of less than three months, when purchased, to be cash equivalents. As of September 30, 2025, the Company’s cash and cash equivalents were deposited in five financial institutions.

The Company’s policy is to place its cash and cash equivalents with high-quality, major financial and investment institutions to limit the amount of credit exposure. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Additionally, cash and cash equivalents maintained with investment institutions are insured by the Securities Investor Protection Corporation (“SIPC”) up to $500,000, which includes a $250,000 limit for cash. The investment institution also provides additional “excess of SIPC” coverage, which insures up to $600 million. At September 30, 2025 and December 31, 2024, the Company had $4,653,433 and $18,749,154 in excess of FDIC, SIPC, and excess SIPC insured limits, respectively. The Company has not experienced any losses in such accounts.

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

An allowance of $0 has been recorded at September 30, 2025 and December 31, 2024, respectively.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

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

As of September 30, 2025 and December 31, 2024, the reserve for inventory obsolescence was $1,062,000, respectively.

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

Intangible Assets

Intangible assets are amortized over their estimated useful life on a straight-line basis. Estimated useful lives are determined considering the period the assets are expected to contribute to future cash flows. Definite-lived intangible assets such as customer relationships are subject to amortization. Indefinite-lived intangible assets are not subject to amortization.

Intangible assets are amortized as follows:

Description	Useful Life	Method
Trade names	Indefinite	N/A
Customer relationships	15 to 20 years	Straight-line
Intellectual property	11-15 years	Straight-line
Licensing agreement	2 years	Straight-line

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

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

The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount of fair value less costs to sell and would no longer be depreciated. The depreciable basis of assets that are impaired and continue in use is their respective fair values. During the nine months ended September 30, 2025 and December 31, 2024, there were no indicators of impairment.

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

For the Nine Months Ended September 30, 2025 and 2024

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

Investment Policy-Cost Method

Investments consist of non-controlling equity investments in privately held companies. The Company elected the alternative measurement for these investments without readily determinable fair values and for which the Company does not control or have the ability to exercise considerable influence over operating and financial policies. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, adjusted for observable price changes of similar investments of the same issuer. Fair value is not estimated for these investments if there are no identified events or changes in circumstances that may influence the fair value of the investment. Under this method, the Company’s share of the earnings or losses of such investee companies is not included in the consolidated balance sheet or consolidated statements of operations. The Company held $348,250 of investments without readily determinable fair values at September 30, 2025 and December 31, 2024, respectively (see Note 9). These investments are included in other assets on the condensed consolidated balance sheets. There were no indicators of impairment during the nine months ended September 30, 2025 and December 31, 2024.

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

For the Nine Months Ended September 30, 2025 and 2024

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

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of September 30, 2025 contained a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, rebates, discounts, and other adjustments. The estimates of variable consideration are based on historical payment experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

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

Research and development costs for the nine months ended September 30, 2025 and 2024 were $2,097,787 and $1,309,299, respectively.

Income Taxes

The Company’s deferred tax assets and liabilities for the expected future tax consequences of events have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using tax rates enacted in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At September 30, 2025 and December 31, 2024, the Company had no material unrecognized tax benefits.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is calculated by adjusting the weighted average number of shares of common stock outstanding for the dilutive effect, if any, of common stock equivalents. Common stock equivalents whose effect would be anti-dilutive are not included in diluted loss per share. The Company uses the treasury stock method to determine the dilutive effect, which assumes that all common stock equivalents have been exercised at the beginning of the period and that the funds obtained from those exercises were used to repurchase shares of common stock of the Company at the average closing market price during the period. As of September 30, 2025 and 2024, there were 4,571,567 and 4,586,800 respectively, potential common share equivalents from stock options excluded from the diluted loss per share calculations as their effect is anti-dilutive.

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

For the Nine Months Ended September 30, 2025 and 2024

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

For the nine months ended September 30, 2025, there was one customer that accounted for 48.33% of our total revenue.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures by requiring; (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

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

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. The amendment is effective for interim and annual periods beginning after December 15, 2025, with early adoption permitted. This amendment is to be applied on a prospective basis. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. This guidance removes all references to project stages throughout ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. Under the new standard, cost capitalization should only commence when an entity has committed to funding a software project and it is probable the project will be completed and the software will be used for its intended function. The amendments are effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Entities may apply the guidance using a prospective, retrospective or modified transition approach. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

The Company currently believes there are no other issued and not yet effective accounting standards that are materially relevant to its consolidated financial statements.

(4) Revenues

The following table presents sales disaggregated based on geographic regions and for the three and nine months ended:

	Three months ended
	Sept. 30,	Sept. 30,
	2025	2024
AmpliTech Inc. and Specialty Microwave
Domestic sales	$2,307,197	$522,919
International sales	1,670,667	238,970
Total sales	$3,977,864	$761,889

Spectrum
Domestic sales	$1,607,773	$1,607,677
International sales	508,195	464,946
Total sales	$2,115,968	$2,072,623
Total sales for the three months ended September 30, 2025	$6,093,832	$2,834,512

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

	Nine months ended
	Sept. 30,	Sept. 30,
	2025	2024
AmpliTech Inc. and Specialty Microwave
Domestic sales	$3,665,566	$1,918,295
International sales	10,616,290	646,725
Total sales	$14,281,856	$2,565,020

Spectrum
Domestic sales	$4,238,348	$3,789,111
International sales	2,198,654	1,301,154
Total sales	$6,437,002	$5,090,265
Total sales for the nine months ended September 30, 2025	$20,718,858	$7,655,285

(5) Segment Reporting

ASC Topic 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. Operating segments are components of an enterprise for which separate discrete financial information is available and regularly evaluated by the CODM to allocate resources and assess performance. The Company has identified its Chief Executive Officer (“CEO”) as the CODM and has determined that it operates in two reportable segments: the manufacturing and engineering segment, which is operated by AmpliTech Inc. and Specialty Microwave: and the distribution segment, which is operated by Spectrum. The manufacturing and engineering segment assembles microwave components, and the distribution segment is a global distributor of integrated circuits packages and lids. The Company provides general corporate services to its segments; however, these services are not considered when making operating decisions and assessing segment performance. These services are reported under “Corporate” below and include costs associated with executive management, financing activities and public company compliance.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

The following table presents summary information by segment for the three months ended September 30, 2025:

	Manufacturing and Engineering	Distribution	Corporate	Total
Revenue	$3,977,864	$2,115,968	$-	$6,093,832
Cost of Goods Sold	2,192,829	941,360	-	3,134,189
Net Income/(Loss)	(282,636)	491,721	(397,458)	(188,373)
Research and development	699,319	-	-	699,319
Investment in long lived assets	11,660,367	-	-	11,660,367
Total Assets	18,644,140	17,146,983	11,448,264	47,239,387
Depreciation and Amortization	165,978	28,517	186,599	381,094
Interest Income (Expense), net	33,685	-	(818)	32,867

The following table presents summary information by segment for the nine months ended September 30, 2025:

	Manufacturing and Engineering	Distribution	Corporate	Total
Revenue	$14,281,856	$6,437,002	$-	$20,718,858
Cost of Goods Sold	12,176,009	3,532,457	-	15,708,466
Net Income (Loss)	(3,281,959)	833,028	(1,351,588)	(3,800,519)
Research and development	2,097,787	-	-	2,097,787
Investment in long lived assets	11,660,367	-	-	11,660,367
Total Assets	18,644,140	17,146,983	11,448,264	47,239,387
Depreciation and Amortization	362,354	85,959	310,999	759,312
Interest Income (Expense), net	115,279	-	(3,722)	111,557

(6) Inventories

The inventory consists of the following at September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024

Raw Materials	$1,437,479	$1,261,307
Work-in Progress	685,645	190,818
Finished Goods	7,814,757	7,198,639
Subtotal	$9,937,881	$8,650,764
Less: Reserve for Obsolescence	(1,062,000)	(1,062,000)
Total	$8,875,881	$7,588,764

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

(7) Property and Equipment

Property and Equipment consisted of the following at September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Lab Equipment	$4,324,884	$3,429,447
Manufacturing Equipment	129,745	129,745
Automobiles	7,335	7,335
Computer Equipment and Software	163,218	146,785
Leasehold Improvements	87,322	84,172
Furniture and Fixtures	212,619	170,643
Subtotal	4,925,123	3,968,127
Less: Accumulated Depreciation	(2,012,296)	(1,714,432)
Total	$2,912,827	$2,253,695

Depreciation expense for the three months ended September 30, 2025 and 2024 was $98,512 and $92,567 respectively, of which $67,892 and $71,144, respectively were included in cost of goods sold.

Depreciation expense for the nine months ended September 30, 2025 and 2024 was $297,864 and $276,082 respectively, of which $215,125 and $213,391, respectively were included in cost of goods sold.

Property and equipment purchased in the amount of $80,426 under financing leases are included in the totals above (See Note 10).

Lab equipment of $432,000 was purchased as part of our licensing agreement (See Note 8).

(8) Goodwill and Intangible Assets

Goodwill

Goodwill is related to the acquisition of Spectrum Semiconductor Materials Inc. on December 15, 2021. Goodwill is primarily related to expected improvements and technology performance and functionality, as well as sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. Goodwill is generally not amortizable for tax and financial statement purposes. As of September 30, 2025 and December 31, 2024 goodwill was $4,696,883, respectively.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

Other Intangible Assets

Intellectual property and customer relationships of approximately $8,200,000 was acquired through the Titan Asset Acquisition and will be used in the development and manufacturing of 5G Oran products. As of September 30, 2025, total consideration consisted of cash of $3,500,000, 914,635 shares of common stock valued at approximately $1,700,000 and a contingent liability of $3,000,000. Please refer to Note 13 for the description of the intangible asset acquisition.

In September 2025, additional IP assets of $2,200,000 were acquired to support 5G development and strengthen our technology portfolio. This acquisition was financed through a cash payment of $700,000, with the remaining balance recorded in accounts payable at September 30, 2025.

On July 26, 2024, the Company’s AGTGSS division entered into a licensing product agreement, which was amended as of September 12, 2025. Under the terms of the agreement, the licensor agreed to an exclusive United States distribution and global licensing rights for certain 5G telecom equipment for 24 months for the purpose of marketing, selling, renting, deployment and maintenance of the licensed products with the Company. For services, the Company will pay the Licensor certain software IP license fees and product certification support in the amount of $1,790,000. As of September 30, 2025, the $1,790,000 payment was recorded as follows: $1,250,000 was allocated towards the licensing agreement of which $540,000 was paid in 2025, $432,000 for lab equipment (See Note 7) and $108,000 in certification fees, which was recorded in research in development on the income statement.

Intangible assets consisted of the following at September 30, 2025:

	Gross Carrying	Accumulated		Weighted
	Amount	Amortization	Net	Average Life
Trade name	$514,284	$-	$514,284	Indefinite
Intellectual Property	9,080,288	277,284	8,803,004	10.67
Customer relationships	3,508,710	458,877	3,049,833	14.08
Licenses	1,250,000	52,083	1,197,917	1.95
Total	$14,353,282	$788,244	$13,565,038

Amortization expense for the three months ended September 30, 2025 and 2024 was $282,582 and $37,578, respectively.

Amortization expense for the nine months ended September 30, 2025 and 2024 was $461,448 and $112,508, respectively

Annual amortization of intangible assets are as follows:

2025	$420,082
2026	1,680,328
2027	1,471,995
2028	1,055,328
2029	1,055,328
Thereafter	7,367,693
$13,050,754

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

(9) Cost Method Investment

On June 10, 2021, the Company entered into a membership interest purchase agreement with SN2N, LLC for an aggregate purchase price of $350,000, to be paid in four tranches. Each tranche represented a 5% membership interest, and in aggregate a 20% membership interest. On June 15, 2022, an amendment to the membership interest purchase agreement was made to reflect a 19.9% membership interest. Considering this amendment, the Company overpaid $1,750 for the membership interest and was subsequently reimbursed. As of September 30, 2025, the Company has made an investment of $348,250 for a 19.9% membership interest.

(10) Leases

The following was included in our balance sheet as of September 30, 2025:

September 30,
2025
Operating leases
Assets
ROU operating lease assets	$3,997,574

Liabilities
Current portion of operating lease	$486,269
Operating lease, net of current portion	$3,768,871
Total operating lease liabilities	$4,255,140

Financing leases
Assets
Property and equipment, gross	$80,426
Accumulated depreciation	(38,499)
Property and equipment, net	$41,927

Liabilities
Current portion of financing lease	$17,373
Financing lease, net of current portion	$25,901
Total financing lease liabilities	$43,274

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

The weighted average remaining lease term and weighted average discount rate at September 30, 2025 are as follows:

Weighted average remaining lease term (years)	Sept. 30, 2025
Operating leases	7.25
Financing leases	2.79
Weighted average discount rate
Operating leases	6.33%
Financing leases	7.39%

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

The following table reconciles future minimum operating lease payments to the discounted lease liability as of September 30, 2025:

2025	$182,172
2026	743,301
2027	757,493
2028	779,311
2029	781,351
Thereafter	1,980,929
Total lease payments	5,224,557
Less imputed interest	(969,417)
Total lease obligations	4,255,140
Less current obligations	(486,269)
Long-term lease obligations	$3,768,871

Financing Lease

The Company entered into several 60-month lease agreements to finance certain laboratory and office equipment. As such, the Company has accounted for these transactions as a financing lease.

The following table reconciles future minimum financing lease payments to the discounted lease liability as of September 30, 2025:

2025	$5,019
2026	20,082
2027	12,094
2028	8,100
2029	3,375
Total lease payments	48,670
Less imputed interest	(5,396)
Total lease obligations	43,274
Less current obligations	(17,373)
Long-term lease obligations	$25,901

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

(11) Revolving Line of Credit:

On March 25, 2025, AmpliTech Group, Inc., entered into a Bank Loan Agreement (the “Loan Agreement”) with Dime Community Bank (the “Bank”) for a revolving line of credit for up to $750,000 (the “Revolving Line of Credit”). The Company has established the Revolving Line of Credit for general working purposes and uses, as needed. The term of the Loan Agreement expires once all indebtedness under the Revolving Line of Credit has been paid in full, or until such time as the Bank and the Company agree in writing to terminate the Loan Agreement. In addition to interest, the Company agreed to pay an annual fee of $500 on the anniversary date of each year the Loan Agreement is in effect, subject to change by the Bank with notice. Pursuant to an Assignment of Deposit Agreement dated March 25, 2025 between the Company and the Bank, the Revolving Line of Credit is secured by a demand deposit account with the Bank which requires the Company to have a balance no less than $814,635.

The Revolving Line of Credit is evidenced by a promissory note, which is due on demand, or if there is no demand, then on March 1, 2026, unless extended, modified or renewed (the “Note”). The Company has agreed to pay regular monthly payments of all accrued unpaid interest due as of each payment date, beginning April 1, 2025, with all subsequent interest payments to be due on the same day of each month thereafter. The Note bears a variable interest rate based on changes in the Wall Street Journal Prime Rate as published in the Wall Street Journal from time to time, plus 1.000%, provided however, under no circumstances will the interest rate be less than 6.250% per annum or more than the maximum rate allowed by applicable law. Late payment is subject to a fee of 5.000% of the regularly scheduled payment. In the event of default, the Note bears an interest at a rate per annum equal to 5.000% above the rate that is otherwise applicable to such amounts. As of September 30, 2025, the outstanding balance on the Revolving Line of Credit was $0.

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

For the Nine Months Ended September 30, 2025 and 2024

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

During the month of September 2025, employees exercised a total of 53,000 stock options at various exercise prices ranging from $1.73 to $1.96 per share, resulting in total proceeds of $102,240, of which $85,720 is recorded as a receivable.

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

As of September 30, 2025, all outstanding stock options were issued according to the Company’s 2020 Plan, and there remains 718,392 shares of common stock available for future issuance under the 2020 Plan.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

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

On July 28, 2025, the Company granted an employee ten-year stock options to purchase 1,000 shares of common stock according to the Company’s 2020 Plan, of which 50 vest immediately and the balance will vest in quarterly installments over a ten year period commencing on July 28, 2025. The stock options have an exercise price of $3.19 per share. The Company has calculated these options estimated fair market value at $2,900 using the Black-Scholes model, with the following assumptions: expected term of 7.38 years, stock price of $3.19, exercise price of $3.19, volatility of 123.5%, risk-free rate of 4.18%, and no forfeiture rate.

Below is a table summarizing the changes in stock options outstanding for the nine months ended September 30, 2025:

	Number of	Weighted Average
	Options	Exercise Price ($)
Outstanding at December 31, 2024	1,295,000	$2.28
Granted	36,000	$2.25
Exercised	(53,000)	$1.93
Forfeited or expired	(3,375)	$1.93
Outstanding at September 30, 2025	1,274,625	$2.30
Exercisable at September 30, 2025	838,876	$2.54

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

Stock-based compensation expense related to stock options of $92,214 and $308,071 was recorded for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, the remaining unrecognized compensation cost related to non-vested stock options is $709,932 and is expected to be recognized over 4.58 years. The outstanding stock options have a weighted average remaining contractual life of 3.64 years and a total intrinsic value of $2,058,891.

Warrants:

Below is a table summarizing the changes in warrants outstanding for the nine months ended September 30, 2025:

	Number of	Weighted Average
	Warrants	Exercise Price ($)
Outstanding at December 31, 2024	3,296,942	$7.83
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2025	3,296,942	$7.83
Exercisable at September 30, 2025	3,296,942	$7.83

Stock-based compensation expense related to warrants of $0 was recorded for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, the remaining unrecognized compensation cost related to non-vested warrants is $0. The outstanding warrants have a weighted average remaining contractual life of .48 year and a total intrinsic value of $0.

Restricted Stock Units:

On May 20, 2022, 30,000 restricted stock units at an exercise price of $1.96 were issued to a board advisor. Vesting occurred in equal quarterly installments of 2,500 shares beginning on May 20, 2022. The final installment of 2,500 shares was issued on February 20, 2025 and as of September 30, 2025, 30,000 shares of common stock were issued.

Below is a table summarizing the changes in restricted stock units outstanding for the nine months ended September 30, 2025:

	Number of	Weighted Average
	RSUs	Exercise Price ($)
Outstanding at December 31, 2024	2,500	$1.96
Granted	-	-
Vested	(2,500)	$1.96
Forfeited or expired	-	-
Outstanding at September 30, 2025	-	-

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

Stock-based compensation expense related to restricted stock units of $0 and $7,655 was recorded for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, the remaining unrecognized compensation cost related to non-vested restricted stock units is $0. The outstanding restricted stock units have a weighted average remaining contractual life and a total intrinsic value of $0.

(13) Commitments and Contingencies

Contingent Liability -Intangible Asset Acquisition:

On March 26, 2025, the Company entered into the Titan APA to purchase 5G ORAN radio products. The closing of the transactions and the payment of the purchase price contemplated by the Titan APA is conditioned upon certain conditions, including but not limited to (i) the issue of a purchase order (“Initial Purchase Order”) from a third party customer (“Third Party Customer”) for fiscal year delivery to the Company, (ii) a purchase order between the Company and Titan or its affiliate pursuant to which Titan will assist in manufacturing the products to be sold to the Third Party Customer to meet its purchase order, and (iii) receipt of correspondence from Third Party Customer to the Company, indicating Third Party Customer’ intention to issue purchase orders (including such Third Party Customer’s initial purchase order) which purchase orders will be spread out over 3 years (“ Subsequent Purchase Orders”).

The aggregate purchase price for the assets is $8,000,000, which consists of $4,000,000 in cash and $4,000,000 in restricted shares of common stock. Upon the procurement of the Initial Purchase Order and receipt of assurance of the Subsequent Purchase Orders (the “First Milestone”), the Company issued 914,635 shares of restricted common stock to Titan at $1.64 per share, based on the 30-day volume-weighted average price (“VWAP”). The fair value of the common stock issued was $1,710,367 based on the closing stock price on April 24, 2025 of $1.87 per share. These shares, together with $3.5 million in cash paid at closing, represented the initial consideration (the “First Milestone”) under the APA. The remaining $500,000 in cash to be paid and $2,500,000 in shares of restricted common stock will be issued to Titan upon the transfer and approval of the 5G ORAN radio products’ technology and intellectual property rights by Titan to the Company (the “Second Milestone”). The Second Milestone is expected to be achieved towards the end of the year 2025 and is recorded as a contingent liability of $3,000,000 as of September 30, 2025. As a result of the First Milestone payment of $5,210,367 and the contingent liability of $3,000,000, an intangible asset of $8,210,367 was recorded during the three months ended June 30, 2025. (See Note 8).

In addition, under the Titan APA, the parties are obligated, subject to certain limitations, to indemnify the other for certain customary and other specified matters, including breaches of representations and warranties, breaches of covenants and for certain liabilities and third-party claims. Further, Titan and its affiliate, jointly and severally, agreed for a period of 10 years not to engage in certain competitive activities with respect to the business or proposed business relating to the assets sold to the Company. In addition, the APA contemplates that after the closing, the Company and Titan will enter short-term transition services agreements for up to two of Titan’s employees to provide Company assistance in the assignment and transfer of the purchased assets from Titan to the Company for a fee not to exceed $430,000. To date we have incurred a fee of $267,956.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

In connection with the transaction, Titan’s affiliate agreed to transfer all of its rights, title and interest in 5G ORAN radio products technology and intellectual property rights to Titan. Subsequent to the transaction, Titan’s affiliate will continue its business and retain its employees focusing on software solutions and services.

(14) Subsequent events

Amendment to Amended and Restated Plan

On October 1, 2025, the Company’s Board unanimously approved, an Amendment to the Amended and Restated Plan to increase the number of shares subject to the Amended and Restated Plan by an additional 2,800,000 which, if such Amendment is approved by the stockholders at the 2025 Annual Meeting of Stockholders to be held on December 10, 2025, would bring the total number of awards subject to the Amended and Restated Plan to 3,525,142, which total includes 725,142 remaining awards under the Amended and Restated Plan.

Rights Offering

On October 30, 2025, the Company entered into a dealer manager agreement with Moody Capital Solutions, Inc. (the “Dealer-Manager”) in connection with a rights offering (the “Rights Offering”) pursuant to which the Company will distribute to the holders of record of its common stock, $0.001 par value (“Common Stock”) and certain eligible warrantholders who have contractual rights to participate in the Rights Offering, at no charge, two transferable unit subscription rights (the “Unit Subscription Rights”) for each share of the Company’s Common Stock beneficially owned or subject to eligible warrants as of November 10, 2025. Each Unit Subscription Right entitles the registered holder to purchase a Unit at $4.00 per Unit with each Unit consisting of one share of Common Stock, one Series A Right to purchase one share of Common Stock at an exercise price of $5.00 (the “Series A Right”) and one Series B Right to purchase one share of Common Stock at an exercise price of $6.00 (the Series B Right, and together with the Series A Right, the “Series Rights”), subject to the maximum Unit issuance limitation of 8,000,000 in the aggregate and potential pro-rata adjustments. Record Holders who fully exercise their Unit Subscription Rights will be entitled to subscribe, subject to certain limitations and subject to potential pro-rata adjustment, for additional Units covered by any unexercised Unit Subscription Rights. Each Unit will consist of one share of Common Stock, one series A right to purchase one share of Common Stock for $5.00 (a “Series A Right”) and one series B right to purchase one share of Common Stock for $6.00 (a “Series B Right” and, collectively with the Series A Right, the “Series Rights”). The Common Stock and the Series Rights comprising the Units may only be purchased as a Unit but will be issued separately. Subject to extension of the expiration date, the Rights Offering will terminate on December 10, 2025. The Series A Rights and Series B Rights may be exercised commencing on their date of issuance and continuing until their expiration dates, respectively, July 18, 2026 and November 20, 2026.

We have agreed to pay the Dealer-Manager a cash fee equal to 7.0% of the proceeds of the Rights Offering from the exercise of the Unit Subscription Rights and the Series Rights; provided however, if the aggregate subscription proceeds equal more than $10 million but less than $20 million, we have agreed to pay the Dealer-Manager a cash fee equal to 6.0%; provided further, if the aggregate subscription proceeds equal less than $10 million, we have agreed to pay the Dealer-Manager a cash fee equal to 5.0%. We also paid the Dealer-Manager an out-of-pocket accountable expense allowance of $35,000.

In connection with the Rights Offering, the Company entered into a Subscription Agent and Rights Agent Agreement, dated October 30, 2025, with VStock Transfer, LLC to provide subscription agent services for the Unit Subscription Rights and Series Rights with respect to the Rights Offering.

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

On March 26, 2025, we entered into an asset purchase agreement, as amended by that certain amendment dated April 15, 2025, with Titan, and its affiliate (as amended, the “Titan APA”) to purchase certain assets including intellectual property used in developing, manufacturing, marketing and selling products that use radio frequency technology (“5G ORAN radio products) (“Titan Asset Acquisition”). The aggregate purchase price for the assets is $8,000,000, which consists of $4,000,000 in cash and $4,000,000 in restricted shares of common stock of which the first $3,500,000 in cash was paid and $1,500,000 in restricted common stock was issued on April 24, 2025. The remaining $500,000 in cash to be paid and $2,500,000 in shares of restricted common stock will be issued to Titan upon the transfer of the 5G ORAN radio products’ technology and intellectual property rights by Titan to the Company (the “Second Milestone”). The Second Milestone is expected to be achieved towards the end of the year 2025 and is recorded as a contingent liability of $3,000,000 as of September 30, 2025.

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

Recent Developments

On October 1, 2025, the Company’s Board unanimously approved, an Amendment to the Amended and Restated Plan to increase the number of shares subject to the Amended and Restated Plan by an additional 2,800,000 which, if such Amendment is approved by the stockholders at the 2025 Annual Meeting of Stockholders to be held on December 10, 2025, would bring the total number of awards subject to the Amended and Restated Plan to 3,525,142, which total includes 725,142 remaining awards under the Amended and Restated Plan.

On October 30, 2025, the Company entered into a dealer manager agreement with Moody Capital Solutions, Inc. (the “Dealer-Manager”) in connection with a rights offering (the “Rights Offering”) pursuant to which the Company will distribute to the holders of record of its common stock, $0.001 par value (“Common Stock”) and certain eligible warrantholders who have contractual rights to participate in the Rights Offering, at no charge, two transferable unit subscription rights (the “Unit Subscription Rights”) for each share of the Company’s Common Stock beneficially owned or subject to eligible warrants as of November 10, 2025. Each Unit Subscription Right entitles the registered holder to purchase a Unit at $4.00 with each Unit consisting of one share of Common Stock, one Series A Right to purchase one share of Common Stock at an exercise price of $5.00 (the “Series A Right”) and one Series B Right to purchase one share of Common Stock at an exercise price of $6.00 (the Series B Right, and together with the Series A Right, the “Series Rights”), subject to the maximum Unit issuance limitation of 8,000,000 in the aggregate and potential pro-rata adjustments. Record Holders who fully exercise their Unit Subscription Rights will be entitled to subscribe, subject to certain limitations and subject to potential pro-rata adjustment, for additional Units covered by any unexercised Unit Subscription Rights. Each Unit will consist of one share of Common Stock, one series A right to purchase one share of Common Stock for $5.00 (a “Series A Right”) and one series B right to purchase one share of Common Stock for $6.00 (a “Series B Right” and, collectively with the Series A Right, the “Series Rights”). The Common Stock and the Series Rights comprising the Units may only be purchased as a Unit but will be issued separately. Subject to extension of the expiration date, the Rights Offering will terminate on December 10, 2025. The Series A Rights and Series B Rights may be exercised commencing on their date of issuance and continuing until their expiration dates, respectively, July 18, 2026 and November 20, 2026.

We have agreed to pay the Dealer-Manager a cash fee equal to 7.0% of the proceeds of the Rights Offering from the exercise of the Unit Subscription Rights and the Series Rights; provided however, if the aggregate subscription proceeds equal more than $10 million but less than $20 million, we have agreed to pay the Dealer-Manager a cash fee equal to 6.0%; provided further, if the aggregate subscription proceeds equal less than $10 million, we have agreed to pay the Dealer-Manager a cash fee equal to 5.0%. We also paid the Dealer-Manager an out-of-pocket accountable expense allowance of $35,000.

In connection with the Rights Offering, the Company entered into a Subscription Agent and Rights Agent Agreement, dated October 30, 2025, with VStock Transfer, LLC to provide subscription agent services for the Unit Subscription Rights and Series Rights with respect to the Rights Offering.

Corporate Information

Our principal executive offices are located at 155 Plant Avenue, Hauppauge, NY 11788. Our telephone number is (631) 521-7831. Our corporate website is www.amplitechgroup.com. The information on our website is not a part of or incorporated in this report.

Results of Operations

For the Three Months Ended September 30, 2025 and September 30, 2024

Revenues

Sales increased from $2,834,512 for the three months ended September 30, 2024, to $6,093,832 for the three months ended September 30, 2025, an increase of $3,259,320 or approximately 114.99%. The Company’s revenues increased during the current period primarily due to higher sales in its Low Noise Amplifier (LNA), Low Noise Block (LNB), and 5G product lines. The increase reflects strong demand from telecommunications and satellite communication customers, as well as expansion in 5G infrastructure projects and new product launches. Management continues to focus on product innovation and expanding market presence in these high-growth segments.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased from $1,486,583 for the three months ended September 30, 2024, to $3,134,189 for the three months ended September 30, 2025, an increase of $1,647,606 or 110.83%. This increase is directly attributable to the significant ramp-up in 5G product sales, reflecting the Company’s strategy to penetrate the multi-billion-dollar global telecommunications market, dominated by major network operators (MNO’s). Gross profit for the three months ended September 30, 2024 was $1,347,929 compared to $2,959,643 for the three months ended September 30, 2025, an increase of $1,611,714, or 119.57%. Gross profit as a percentage of sales increased to 48.57% from 47.55%.

The Company is strategically investing in building long-term business relationships with global network operators by providing innovative, carrier-grade ORAN true 5G radios and high-performance private 5G solutions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $2,481,580 for the three months ended September 30, 2025, from $1,864,245 for the three months ended September 30, 2024, an increase of $617,335 or approximately 33.11%. This increase is primarily due to the increase in expenses relating to accounting, consulting, recruiting and amortization expense.

Research and Development Expenses

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include salaries and benefits, consultants, outside service, and supplies.

Research and development costs for the three months ended September 30, 2025, and 2024, were $699,319 and $572,422, respectively, an increase of $126,897 or 22.17%. Our research and development is closely tied to emerging high-growth markets: quantum computing hardware, open radio access networks, WiFi/enterprise private networks.

Loss From Operations

As a result of the above, the Company reported a loss from operations of $221,256 and $1,088,738 for the three months ended September 30, 2025, and 2024, respectively.

Other Income (Expenses)

Other losses consist of $27,985 from foreign currency exchange rates.

Due to market fluctuations, the Company recorded a realized gain on investments of $28,001 for the three months ended September 30, 2025.

The Company recorded interest income, net of $32,867 and interest expense, net of $100,945 for the three months ended September 30, 2025 and 2024, respectively. Interest expense has decreased due to the repayment of the debt financing in 2024.

Net Loss

The Company reported a net loss of $188,373 and $1,189,683 for the three months ended September 30, 2025 and 2024, respectively.

For the Nine Months Ended September 30, 2025 and September 30, 2024

Revenues

Sales increased from $7,655,285 for the nine months ended September 30, 2024, to $20,718,858 for the nine months ended September 30, 2025, an increase of $13,063,573 or approximately 170.65%. This increase in sales is predominantly from the 5G orders that needed to be fulfilled per the Titan APA in the 2nd quarter of 2025.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased from $4,367,639 for the nine months ended September 30, 2024, to $15,708,466 for the nine months ended September 30, 2025, an increase of $11,340,827 or 259.66%. Overall, this increase is directly related to the increase in sales from the Titan Asset Acquisition. As a result, gross profit was $5,010,392 for the nine months ended September 30, 2025, compared to $3,287,646 for the nine months ended September 30, 2024, an increase of $1,722,746, or 52.41%. Overall, gross profit as a percentage of sales decreased to 24.18% from 42.95%, reflecting the Company’s strategy to penetrate the multi-billion-dollar global telecommunications market. The Company is strategically investing in building long-term business relationships with these global network operators by providing innovative, carrier-grade ORAN true 5G radios and high-performance Private 5G solutions. This initial phase of market penetration emphasizes top-line revenue growth and customer acquisition over short-term margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $6,948,938 for the nine months ended September 30, 2025, from $6,063,047 for the nine months ended September 30, 2024, an increase of $885,891 or approximately 14.61%. The increase is primarily due to the increase in trade show expense, legal, accounting, recruiting, consulting and amortization expenses.

Research and Development Expenses

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include salaries and benefits, consultants, outside service, and supplies.

Research and development costs for the nine months ended September 30, 2025, and 2024, were $2,097,787 and $1,309,299 respectively, an increase of $788,488, or 60.22%, mainly attributable to our MIMO 64T64R Oran Cat B radio network and low-noise block down converter units, also known as LNB’s.

Loss From Operations

As a result of the above, the Company reported a loss from operations of $4,036,333 and $4,084,700 for the nine months ended September 30, 2025, and 2024, respectively.

Other Income (Expenses)

As a result of the fraudulent digital currency transactions previously disclosed, during the six months ended June 30, 2024, the Company recorded an impairment loss of $3,248,911 related to digital assets.

Other income consists of $60,237 realized gain on foreign currency exchange rates.

Due to market fluctuations, the Company recorded a realized gain on investments of $64,020 and $25,965 for the nine months ended September 30, 2025 and 2024, respectively.

The Company recorded interest income, net of $111,557 and interest expense, net of $113,472 for the nine months ended September 30, 2025 and 2024, respectively.

Net Loss

The Company reported a net loss of $3,800,519 and $7,421,118 for the nine months ended September 30, 2025 and 2024, respectively.

Cash Flow

Operating Activities

The net cash used in operating activities for the nine months ended September 30, 2025, was $5,259,588 resulting primarily from the net loss and operating changes in accounts receivable, inventory, prepaid expenses, long-term deposits, accounts payable and accrued expenses and operating lease obligations and customer deposits.

The net cash used in operating activities for the nine months ended September 30, 2024, was $4,128,869 resulting primarily from the net loss, loss on investment of digital assets and operating changes in accounts receivable, inventories, prepaid expenses, accounts payable and accrued expenses, customer deposits and operating lease obligations.

Investing Activities

The net cash used in investing activities for the nine months ended September 30, 2025, was $5,670,128 for the purchase of equipment, intangible assets and the Titan Asset Acquisition.

The net cash used in investing activities for the nine months ended September 30, 2024, was $3,275,342 for the purchase of equipment and investment in digital assets.

Financing Activities

The net cash from financing activities for the nine months ended September 30, 2025, was $926 resulting primarily from the proceeds from the exercise of stock options and the repayments of financing lease obligations.

The net cash from financing activities for the nine months ended September 30, 2024, was $1,754,735, resulting primarily from the net proceeds received from the issuance of common shares in a private equity offering and notes payable, offset by the repayments of notes payable and financing lease obligations.

Operating Capital and Capital Expenditure Requirements

As of September 30, 2025, we had cash and cash equivalents of $8,387,194, working capital of $14,017,641, and an accumulated deficit of $24,812,646. As of December 31, 2024, we had cash and cash equivalents of $19,315,984, working capital of $26,795,745 and an accumulated deficit of $21,012,127. Based on our existing cash and cash equivalents, our working capital, our current and forecasted level of operations, and our forecasted cash flows, we believe that we will be able to meet our obligations and pay our liabilities arising from normal business operations when they come due and to provide for our capital requirements for the next 12 months.

Critical Accounting Policies, Estimates and Assumptions

The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and those that require significant judgment and estimates.

The discussion and analysis of our financial condition and results of operations is based upon financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates, including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the nine month period ended September 30, 2025, to the items disclosed as critical accounting policies in management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As a result of this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management, including our chief executive officer and chief financial officer, believes the condensed consolidated financial statements included in this report fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management has evaluated the effectiveness of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this evaluation, management has concluded that, as of September 30, 2025 our internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting due to previously identified material weaknesses resulting from lack of written documentation of our internal controls and procedures, having ineffective internal controls related to our information technology general controls and lack of personnel resources to ensure adequate segregation of duties, as disclosed in the Form 10-K for the fiscal year ended December 31, 2024 (“Form 10-K”).

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

During the nine months ended September 30, 2025, the U.S. government increased certain existing tariffs and implemented new tariffs on imported products. In April 2025, the U.S. government increased import tariffs across a wide range of countries at various rates, including on product imports from almost all countries, and individualized higher tariffs on certain countries, which include certain countries where the Company sources raw materials and components. As a result, selling prices of the Company’s finished products are likely to increase if tariffs continue to be enforced at current levels or are increased in the future, which may have a negative impact on the Company’s revenues and cash flows. Some of these tariff announcements have since been followed by announcements of limited exemptions and temporary pauses, however, due to the uncertainties pertaining to tariffs and tariff levels, it is difficult to for us to reliably forecast their short-term or ongoing impact to our business or that of our customers. While we are actively evaluating the potential impacts of these tariffs, as well as our ability to mitigate their related impacts, such tariffs may have a negative impact on our revenues, profitability and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits

Exhibit No.	Description
31.1*	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial Officer
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Link base Document
101. DEF	XBRL Taxonomy Extension Definition Link base Document
101. LAB	XBRL Taxonomy Extension Label Link base Document
101. PRE	XBRL Taxonomy Extension Presentation Link base Document

* Furnished herewith

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

AmpliTech Group, Inc.

Date: November 14, 2025	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Louisa Sanfratello
Louisa Sanfratello Chief Financial Officer (Principal Financial and Accounting Officer)

