Form 10-K
period 2025-12-31
AmpliTech Group, Inc.
filed 2026-03-26
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-40069

AmpliTech Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-4566352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

155 Plant Avenue Hauppauge, NY	11788
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 521-7831

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	AMPG	The Nasdaq Stock Market LLC
Series A Right to purchase one share of common stock	AMPGR	The Nasdaq Stock Market LLC
Series B Right to purchase one share of common stock	AMPGZ	The Nasdaq Stock Market LLC

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

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $37,274,542.

As of March 23, 2026, the registrant had 25,331,299 shares of common stock issued and outstanding.

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

On March 26, 2025, we entered into an asset purchase agreement (as amended, “Titan APA”), with Titan Crest, LLC, a Delaware limited liability company (“Titan”), and its affiliate, to purchase certain assets including intellectual property used in developing, manufacturing, marketing and selling products that use radio frequency technology (“5G ORAN radio products”).

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

On February 17, 2021, AmpliTech Group Inc.’s common stock and warrants commenced trading on NASDAQ under the symbols “AMPG” and “AMPGW,” respectively. A reverse split of the outstanding common stock at a 1-for-20 ratio became effective February 17, 2021, as of 12:01 a.m., Eastern Time. All share amounts have been retroactively re-stated to reflect the reverse split. On February 19, 2026, the public warrants expired and ceased trading on NASDAQ upon the filing of Form 25 on February 18, 2026.

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

On March 26, 2025, we entered into the Titan APA with Titan and its affiliate, to purchase certain assets including intellectual property used in developing, manufacturing, marketing and selling products that use radio frequency technology, or 5G ORAN radio products. The aggregate purchase price for the assets was $8,000,000, which consisted of $4,000,000 in cash and $4,000,000 in restricted shares of common stock of which the first $3,500,000 in cash was paid and $1,500,000 in restricted common stock was issued on April 24, 2025. The remaining $500,000 in cash to be paid and $2,500,000 in shares of restricted common stock will be issued to Titan upon the transfer of the 5G ORAN radio products’ technology and intellectual property rights by Titan to the Company (the “Second Milestone”). The Second Milestone is expected to be achieved towards the second quarter of 2026 and is recorded as a contingent liability of $3,000,000 as of December 31, 2025.

Recent Events and Developments

ATM Offering

On March 21, 2025, we entered into an equity distribution agreement, or the Equity Distribution Agreement, with Maxim Group LLC , or Maxim, relating to offer and sell shares of our common stock having an aggregate offering price of up to $25 million from time to time through Maxim, acting as our exclusive sales agent, in an “At-the-Market Offering” at our discretion (the “ATM Offering”). As of December 31, 2025, the Company did not utilize the ATM.

Revolving Line of Credit

On March 25, 2025, we entered into a Bank Loan Agreement (the “Loan Agreement”) with Dime Community Bank (the “Bank”) for a revolving line of credit for up to $750,000 (the “Revolving Line of Credit”) to support general working purposes and uses, as needed. As of the date of this filing, there is no outstanding balance on the Revolving Line of Credit. The term of the Loan Agreement expires once all indebtedness under the Revolving Line of Credit has been paid in full, or until such time as the Bank and the Company agree in writing to terminate the Loan Agreement. In addition to interest, the Company agreed to pay an annual fee of $500 on the anniversary date of each year the Loan Agreement is in effect, subject to change by the Bank with notice. Pursuant to an Assignment of Deposit Agreement dated March 25, 2025 between us and the Bank, the Revolving Line of Credit is secured by a demand deposit account with the Bank which requires us to have a balance no less than $814,635.

As of December 31, 2025, the outstanding balance on the Revolving Line of Credit was $0. The Company did not renew the revolving line of credit upon expiration.

Amendment to Amended and Restated 2020 Equity Incentive Plan

On October 1, 2025, the Company’s Board unanimously approved, an Amendment to the Amended and Restated 2020 Equity Incentive Plan (“Amended and Restated Plan”) to increase the number of shares subject to the Amended and Restated Plan by an additional 2,800,000. On December 10, 2025 at the 2025 Annual Meeting of Stockholders, such amendment was approved by the stockholders.

As of December 31, 2025, all outstanding stock options were issued according to the Company’s Amended and Restated Plan, and there remains 3,487,375 shares of common stock available for future issuance under the Amended and Restated Plan.

Rights Offering

In October 2025, the Company commenced a rights offering (the “Rights Offering”) pursuant to which it distributed in the form of a dividend, at no charge, transferable unit subscription rights (the “Unit Subscription Rights”) entitling holders of Company’s common stock, and certain eligible warrant holders (pursuant to contractual rights) as of the record date of 5:00 p.m., Eastern time, on November 10, 2025, to purchase units (“Units”) at a subscription price of $4.00 per Unit (“Unit Subscription Price”). Each Unit consisted of one share of common stock, one Series A right to purchase one share of common stock (“Series A Right”), and one Series B right to purchase one share of common stock (“Series B Right” and, together with the Series A Right, collectively the “Series Rights”).

The Series Rights were issued upon the closing of Unit Subscription Rights following the expiration of the Unit Subscription Rights. The Series Rights were exercisable commencing on their date of issuance and will continue to be exercisable until their respective expiration dates. However, the issuance of the common stock underlying the Series Rights will only occur upon each respective Series Rights’ expiration date. The exercise price of the Series Rights is equal to (i) in the case of the Series A Rights, $5.00 per share until they expire on July 18, 2026; and (ii) in the case of the Series B Rights, $6.00 per share until it expires on November 20, 2026.

In connection with the Rights Offering, the Company entered into a dealer-manager agreement dated October 30, 2025 with Moody Capital (the “Dealer Manager Agreement”). Pursuant to the Dealer Manager Agreement, the Company agreed to pay Moody Capital a cash fee equal to 7.0% of the proceeds of the Rights Offering from the exercise of the Unit Subscription Rights and the Series Rights; provided however, if the aggregate subscription proceeds equal more than $10 million but less than $20 million, the Company agreed to pay Moody Capital a cash fee equal to 6.0%; provided further, if the aggregate subscription proceeds equal less than $10 million, the Company agreed to pay Moody Capital a cash fee equal to 5.0%. The Company also paid Moody Capital an out-of-pocket accountable expense allowance of $35,000.

In connection with the Rights Offering, the Company entered into a Subscription Agent and Rights Agent Agreement, dated October 30, 2025, with VStock Transfer, LLC (“Subscription Agent”) to provide subscription agent services for the Unit Subscription Rights and Series Rights with respect to the Rights Offering.

On January 14, 2026, the Company closed on the Unit Subscription Rights (the “Closing”), which expired on January 9, 2026. The Company received approximately $9,072,816 from the exercise of the Unit Subscription Rights, which consisted of 1,247,086 basic subscriptions and 1,021,118 over-subscriptions, for an aggregate of 2,268,204 Units. Each Unit consisted of one share of common stock, one Series A Right to purchase one share of common stock and one Series B Right to purchase one share of common stock. As a result of the Closing, the Company issued 2,268,204 shares of common stock, 2,268,204 Series A Rights, and 2,268,204 Series B Rights. The Series Rights offered in the offering were substantially the same rights and entitlements as the Series A Rights and Series B Rights issued in connection with the Rights Offering, which rights are set forth in the Series A Right Certificate and Series B Right Certificate filed as Exhibits 4.2 and 4.3, respectively, to Current Report on Form 8-K filed with the SEC on October 30, 2025. The net proceed from the Closing was approximately $8,103,909 after deducting fees and expenses of Moody Capital, as placement agent, and our other estimated offering expenses.

Registered Direct Offering

On January 26, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with five institutional investors (the “Purchasers”) pursuant to which we agreed to sell in a registered direct offering (the “Offering”) 2,230,000 Units (“Units”) at $4.055 per Unit, with each Unit consisting of one share of common stock, one Series A Right and one Series B Right. The common stock and the Series Rights comprising the Units were purchased as a Unit but will be issued separately. The Series A Rights and Series B Rights may be exercised commencing on their date of issuance and continuing until their expiration dates, respectively, July 18, 2026 and November 20, 2026. Upon the respective expiration dates of the Series Rights, there will be one closing for each Series Rights. The Series Rights provided the Purchasers substantially the same rights and entitlements as those Series A Rights and Series B Rights issued in connection with the units rights offering described below (the “Rights Offering”), which are set forth in the Series A Right Certificate and Series B Right Certificate filed as Exhibits 4.2 and 4.3, respectively, (the “Series Certificates”) to Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on October 30, 2025. The Offering closed on January 27, 2026, resulting in the issuance of 2,230,000 shares of common stock, and Series A Rights to purchase an aggregate of 2,230,000 shares of common stock at $5.00 per share, and Series B Rights to purchase an aggregate of 2,230,000 shares of common stock at $6.00 per share. The net proceed to the Company from the sale of the Units in the Offering was approximately $8,319,873 after deducting the placement agent’s fees and other estimated offering expenses payable by the Company.

In connection with the Offering, on January 26, 2026, the Company entered into a placement agency agreement with Moody Capital Solutions, Inc. (the “Placement Agent”) (the “Placement Agency Agreement”), pursuant to which the Company agreed to pay the Placement Agent an aggregate fee equal to 6.0% of the aggregate gross proceeds received by the Company from the sale of the Units and the exercise of the Series Rights in the offering. The Company also agreed to reimburse the Placement Agent for up to $15,000 in accountable expenses, including the Placement Agent’s legal counsel’s fees.

Listing of Series A Rights and Series B Rights on NASDAQ

The Series A Right and Series B Right were approved for listing on NASDAQ and commenced trading under the symbols “AMPGR” and “AMPGZ”, respectively, on February 3, 2026.

On March 20, 2025, the Company entered into a non-binding letter of intent with a contract manufacturer on behalf of its end user for the purchase of $78 million of the Company’s Oran radios. The non-binding letter of intent is subject to the parties entering into a series of definitive purchase orders. As of March 23, 2026, the Company has received a total of approximately $5MUS in funded purchase orders from our customers. These orders started shipping out in late December 2025 and are anticipated to be completed within Q2 of 2026 at which time the Company expects to receive additional follow-up orders into 2027.

Corporate Information

Our executive offices are located at 155 Plant Avenue, Hauppauge, NY 11788, and our telephone number is (631) 521-7831. Our website address is http://www.amplitechgroup.com. We have included our website address as an inactive textual reference only. We are not including the information contained at http://www.www.amplitechgroup.com, or at any other website address, as part of, or incorporating it by reference into, this report.

Implications of Being a Smaller Reporting Company

We are a “smaller reporting company” meaning that the market value of our common stock held by non-affiliates is less than $250 million measured on the last business day of our most recent second fiscal quarter or our annual revenue is less than $100 million during the most recent completed fiscal year and the market value of our common stock held by non-affiliates is less than $700 million measured on the last business day of our most recent second fiscal quarter. Accordingly, we may provide less public disclosure than larger public companies, including the inclusion of only two years of audited financial statements and only two years of management discussion and analysis of financial condition and results of operations disclosure. As a result, the information that we provide to our stockholders may be different than what you might receive from other public reporting companies in which you hold equity interests.

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

Our fully operational AGMDC division in Texas has successfully transferred our proprietary technology from connectorized products into monolithic microwave integrated circuits, (MMICs) and is offering in chip form, LNA’s, power amplifiers, filters, attenuators, thru lines and can provide custom design projects. Over 125 new MMIC chip technology products have been released since AGMDC’s inception.

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

Through our AGTGSS division, we are actively developing and currently manufacturing our newest product line of Open Radio Unit for Sub 6GHz. This new phase array product supports 3.4-4.0 GHz and 2.496-2.69 GHz, with 8 x 12 x 2 = 192 Active Phased Array Elements. It is Digital Beam Forming Compliant With O-RAN/Keysight O-DU. This product has been certified as meeting all ORAN KPI requirements, by an authorized OTIC center under the ORAN Alliance group. This product uses proprietary technology comprised of existing core LNA products as well as MMICs from our AGMDC division in Texas. The Company owns intellectual property for several O-RAN 5G radios, including offerings in 4T4R, 8T8R, 32T32R, and 64T64R configurations.

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

Coaxial In-Line Low Noise Amplifiers

A new product line of competitively priced low noise amplifiers, featuring AmpliTech’s MMIC Technology from our AGMDC Division. These amplifiers offer a very competitive gain performance, exceptionally low noise figures, and DC bias through the RF output. These coaxial in-line LNA’s can be used for a wide range of design applications and are suitable for Military and Commercial applications when cost considerations are paramount. Their compact design and outstanding electrical performance make them an indispensable asset in RF design and experimentation.

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

Power Dividers

Our power dividers stand as a testament to AmpliTech’s commitment to delivering innovative solutions through our strategic research and development business plan. Built to handle high-power RF signals, these dividers ensure minimal signal loss during distribution. Whether for in-building wireless systems or distributed antenna systems, these power dividers offer unparalleled efficiency and signal fidelity, making them an essential choice for RF engineers and system integrators.

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

Massive MIMO, 64T64R ORAN, CAT B Radio Network

The Massive MIMO, 64T64R ORAN, CAT B Radio Network is expected to become the company’s flagship product. With 16 Layers DL/ 8 Layers UL, CSI-RS and SRS beamforming capabilities and beam steering technology, this radio provides true 5G speeds with improved signal strength, enhanced coverage, increased user capacity and adheres to the ORAN specifications, as demonstrated by the O-RAN compliance certificate issued by an OTIC center under the guidance of the O-RAN Alliance, promoting openness and interoperability in radio access networks.

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

Our Technology

Our products are supported by hybrid design topologies that create highly linear RF products that amplify and transform signals with minimal addition of noise, achieving high Signal to Noise Ratio (“SNR”) and increased receiver sensitivity and range, at a low cost and low power consumption. We recently received three patents from the United States Patent and Trademark Office (USPTO). Our hybrid design topologies include:

●	Discrete Microwave Integrated Circuit (MIC)

●	Pseudomorphic High Electron Mobility Transistor (PHEMT)

●	MIC and Low Noise MIC

We believe the discrete topology that we utilize provides various advantages:

●	Can easily optimize Voltage Standing Wave Ratio (VSWR) and Noise Figure

●	Flexibility of design can easily adapt to change of specs, technology, etc.

●	Low DC power consumption

●	Can control and optimize gain flatness due to discrete gain stages

●	Optimum use of MIC technology and experience

●	Use of negative bias is not necessary

●	Specially selected components with specific parameters that yield proprietary results due to use in a particular configuration

Research and Development

To date, our research and development activities have primarily been conducted on new product designs to the extent requested by the customers. The cost of our research and development activities is incorporated into the unit selling prices and, as such, is borne directly by the customers. In addition to the research and development for our customers, we invest in research and development for new products on emerging technologies such as 5G/6G, cryogenic, cybersecurity, MMICs, IoT and wireless products for the future. Research and development costs for the years ended December 31, 2025 and 2024 were $2,687,176 and $3,590,695, respectively.

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

Our ability to compete successfully depends on numerous factors, including our ability to:

●	maintain and increase our market share and the strength of our brand in amplifiers;

●	maintain and expand our relationships with channel partners;

●	secure products at large volume in a cost-effective and timely manner from our suppliers;

●	develop innovative, differentiated, high-performance products relative to our competitors’ solutions; and

●	protect our intellectual property.

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

Our Strategy

Our objective is to become a premier designer, manufacturer and distributor of high quality and state-of-the-art cryogenic microwave amplifiers, RF designs and applications for wireless networks and the future of wireless communication with true 5G performance of or close to 1Gbs per second. Key elements of our strategy include the following:

●	Trade on a national exchange to improve access to capital resources and a much broader customer base with higher volumes, as well as better access to large OEMs

●	New product development

●	Commercializing existing core technology into specific high-volume technology sectors and obtaining patent on such technology

Manufacturing and Distribution

On April 1, 2022, we relocated our manufacturing facility and corporate office to Hauppauge, New York, while maintaining our distribution center in San Jose, California, and our MMIC design center in Plano, Texas. Our manufacturing process in Hauppauge involves the assembly of numerous individual components and precise fine-tuning by production technicians. Our manufacturing facility more than triples our capacity and still has room for expansion. With our already established supply chain, internal capacity and local contract manufacturing sources, we expect to have sufficient capacity to process small and large orders (thousand + units per month).

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

Raw Materials

We purchase a variety of raw materials, primarily consisting of high temperature alloy sheet metal and castings, forgings, pre-plated metals and electrical components from various vendors. The materials used by our operations are generally available from several sources and in sufficient quantities to meet current requirements subject to normal lead times. However, recent cost inflation, tariffs and potential supply chain disruptions may lead to higher material costs in fiscal 2026. Additionally, we are subject to rules promulgated by the Securities Exchange Commission pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding the use of certain materials (tantalum, tin, gold and tungsten), known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries. These rules may impose additional costs and may introduce new risks related to our ability to verify the origin of any conflict minerals used in our products.

Suppliers

Our material consists of purchased component parts used in our assembly process or distributed. The following table describes supplier concentration based upon the percentage of materials purchased from each supplier for fiscal year ended December 31, 2025:

Supplier A	$10,197,308	58.28%
Supplier B	2,264,841	12.94%
Supplier C	1,230,090	7.03%
Supplier D	972,767	5.56%
Supplier E	777,134	4.44%
All other suppliers	2,054,804	11.75%
Total	$17,496,944	100%

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

Trade Shows

We attend trade shows such as IMS (International Microwave Symposium), MWC (Mobile World Congress) and the Satellite Show in Washington D.C. We may also sponsor some trade shows to gain recognition and presence. As part of its growing brand awareness initiatives, the Company also participates in major industry events such as Network X in Dallas and Paris each year. These events provide valuable networking opportunities while showcasing the Company’s latest products.

Strategic Alliances

We explore opportunities with global OEMs by seeking out strategic alliances that improve sales and presence in the marketplace and expand our product line and capabilities, thereby broadening our customer base.

Website

We maintain dynamic websites to capture more business via customer searches worldwide for our products on the internet. Our www.amplitechgroup.com website has also been updated to include an e-commerce dashboard with access to purchase our products. Our website for all our 5G products can be accessed via www.amplitech5G.com

Trade Magazines

We advertise our products in Microwave Product Digest and Microwave Journal.

Customers

We serve a diverse customer base located primarily in the United States, Europe and South Asia, which includes mobile network operators, private network providers, systems integrators, OEMs, government and defense-related organizations, research and academic institutions, and commercial enterprises seeking advanced RF, microwave, semiconductor, and Open RAN 5G solutions. Some of our customers include Telus, Viasat, L3 Harris Technologies, CPI, Lockheed Martin, Microsemi, and Paramount Global. As of December 31, 2025, there was one customer that accounted for 42.86% of our total revenue. We have both direct and indirect relationships with these customers domestically and abroad via exclusive and non-exclusive sales representatives.

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

Intellectual Property

We regard domain names, tradenames, customer relationships, trade secrets, proprietary technologies and similar intellectual property as important to our success.

We rely on contractual restrictions to protect our proprietary rights in products and services. It is our policy to enter into confidentiality and invention assignment agreements with our employees and contractors as well as nondisclosure agreements with our suppliers and strategic partners to limit access to and disclosure of our proprietary information. We cannot assure you that these contractual arrangements or the other steps taken by us to protect our intellectual property will prove enough to prevent misappropriation of our technology or to deter independent third-party development of similar technologies. We currently have four patents from the United States Patent and Trademark Office (USPTO), and we plan to use the information obtained from the IP story to file additional patents relating to our intellectual property and trade secrets.

Human Capital Resources

As of March 19, 2026, we have 46 full-time employees, and 1 part-time employee. From time to time, we may hire additional workers on a contract basis as the need arises.

Corporate Office

Our corporate headquarters consisting of approximately 20,000 square feet and is located at 155 Plant Avenue, Hauppauge, NY 11788.

ITEM 1A. RISK FACTORS

RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider all of the risks described below, together with the other information contained in this report, including the financial statements, before making a decision to invest in our common stock or Series Rights. If any of the following events occur, our business, financial condition and operating results may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

Risks Relating to our Business

Our revenue, earnings, margins and other operating results have fluctuated significantly in the past and may fluctuate significantly in the future.

If demand for our products fluctuates, because of economic conditions or for other reasons, our revenue and profitability could be impacted. We incurred net losses of $7,007,155 and $11,242,404 in fiscal year ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $28,019,282. These losses and our accumulated deficit reflect the substantial investments we have made to develop our products. Our future operating results will depend on many factors affecting our new market segments, including the following, many of which are out of our control: the continued market acceptance of our current and new products for 5G, cryogenic quantum computing, internet of things (IoT) and MMICs. Although hard to predict under the current global environment, we believe our core LNA product line, as well as Spectrum Semiconductor Material and 5G product lines will continue to be in demand and generate top line revenue and cash flow to sustain ongoing activities.

There is no assurance that the Second Milestone of Asset Purchase Agreement will be achieved or that we will realize the anticipated benefits.

On March 26, 2025, the Company entered into the Titan APA. Although it is currently anticipated that the Second Milestone will be achieved by the second quarter of 2026, there is no assurance that the Second Milestone will be achieved. There can be no guarantees that the transactions contemplated by the Titan APA will be completed and that the acquisition of the assets will materialize into purchase orders and new customers and generate the financial and strategic benefits we expected. In addition, purchase orders are subject to cancellation, modification or delays, which could negatively impact on our revenues and return on investment. In addition, we may face operational challenges and unforeseen liabilities that may negatively impact our business.

We have entered into non-binding letter of intent for purchase orders and there is no assurance that we will enter into definitive purchase orders or generate revenues as expected.

On March 20, 2025, the Company entered a non-binding letter of intent with a contract manufacturer on behalf of its end user for the purchase of $78 million of the Company’s Oran radios. There is no assurance that the letter of intent will result in a series of definitive purchase orders or generate any revenues as expected. Even if we enter into definitive purchase orders, they are subject to delay, modification or cancellation, which may adversely affect our revenue and financial performance. As of March 16, 2026, the Company has received a total of approximately US$5M in funded purchase orders from our customers. These orders started shipping out in late December 2025 and are anticipated to be completed within Q2 of 2026 at which time the Company expects to receive additional follow-up orders.

Significant Dependence on Single Customer.

We serve a diverse customer base located primarily in the United States, Europe and South Asia, in the aerospace, governmental defense, commercial satellite and wireless industries which includes mobile network operators, private network providers, systems integrators, OEMs, government and defense-related organizations, research and academic institutions, and commercial enterprises seeking advanced RF, microwave, semiconductor, and Open RAN 5G solutions. We have both direct and indirect relationships with these customers domestically and abroad via exclusive and non-exclusive sales representatives. As of December 31, 2025, there was one customer that accounted for approximately 42.86% of total sales compared to one customer that accounted for approximately 13.97% of total sales for the year ending December 31, 2024. We cannot assure you that we will maintain this customer relationship at the current level, or at all. The loss of this customer, a significant reduction in orders, or unfavorable changes to the terms of our relationship could materially and adversely affect our business, financial condition, results of operations and cash flows. We are actively seeking to diversify our customer base, however, there is no assurance that we will be successful in reducing our reliance on this one customer.

The Company is dependent on the global supply chain and may experience supply chain constraints, as well as increased costs on components and shipping.

The Company may experience supply chain constraints which may slow down production and may negatively impact the timing of deploying ASRs (Available Supply Rate) to our clients. These supply constraints include, but are not limited to, semiconductor shortages as well as shortages of certain commodities. Extended lead times on certain parts as well as a lack of immediate availability may delay our ability to deploy ASRs, and consequently, may delay our ability to recognize revenue. In addition, the Company has also faced increased costs of components and freight. Further, current or future governmental policies may increase the risk of inflation and tariffs, which could further increase the costs of raw materials and components for our business. Similarly, if the costs of goods continue to increase, our suppliers may seek price increases from us. If we are unable to mitigate the impact of supply chain constraints and inflationary pressure through price increases or other measures, our results of operations and financial condition could be negatively impacted. Even if we can raise the prices of our products, consumers might react negatively to such price increases, which could have a material adverse effect on, among other things, our brand, reputation, and sales. If our competitors substantially lower their prices, we may lose customers and mark down prices. Our profitability may be impacted by lower prices, which may negatively impact gross margins. Even though we are working to alleviate supply chain constraints through various measures, we are unable to predict the impact of these constraints on the timing of revenue and operating costs of our business in the near future. Raw material supply shortages and supply chain constraints, including tariffs and cost inflation, may impact and could continue to negatively impact our ability to meet increased demand, which in turn could impact on our net sales revenues and market share.

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

In 2025, the United States announced tariffs on imports from a broad range of countries, including the European Union, Canada, Mexico, and China. As of December 31, 2025, the U.S. has implemented country-specific trade agreements with key partners including the European Union, Japan, and the United Kingdom, providing for modified tariff structures and industry-specific exemptions. The U.S. continues to negotiate trade agreements with other countries, including China, which currently has varying reciprocal tariffs. On February 20, 2026, the U.S. Supreme Court invalidated many of the global tariffs previously imposed under the International Emergency Economic Powers Act of 1977 (the “IEEPA”) and the U.S. Customs and Border Protection subsequently announced that IEEPA-based tariff provisions would be terminated effective February 24, 2026. However, tariffs imposed under other authorities, including Section 232 of the Trade Expansion Act of 1962 and Section 301 of the Trade Act of 1974, remain in effect, and the U.S. government has indicted that it may pursue additional or replacement tariffs under alternative legal authorities, including temporary measures under Section 122 of the Trade Act of 1974. If maintained, these announced new tariffs, as well as related measures that could be taken by other countries and the potential escalation of trade disputes, are expected to affect our business and results of operations.

The tariff environment remains highly uncertain and subject to rapid change. We continue to monitor developments closely, including pending legal challenges to certain tariff authorities, updated guidance from regulators, retaliatory measures, resolution of trade agreements and ongoing negotiations with additional trade partners. In addition, uncertainty regarding the availability, timing and amount of any refunds or other relief relating to previously paid duties may affect our cash flows and results in future periods. We cannot predict the scope, timing or ultimate impact of these developments on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the US economy, which in turn could adversely impact our business, financial condition and results of operations.

Economic conditions may adversely impact our business, operating results and financial condition.

Economic conditions, market and political instability, changes in trade agreements and conflicts, such as the conflict in the Middle East or the conflict between Russia and Ukraine, could adversely affect global markets and transactions and may adversely affect our customers and suppliers. Any adverse financial or economic impact on our customers may impact their ability to pay in a timely manner or result in their inability to pay. It may also impact their ability to fund future purchases or increase the sales cycles which could lead to a reduction in revenue and accounts receivable. Our suppliers may increase their prices or may be unable to supply the necessary raw materials on a timely basis which could result in our inability to meet customers’ demand or affect our gross margins. Our suppliers may also impose more stringent payment terms on us. The timing and nature of any recovery from the effects of adverse economic conditions or market and political instability on credit and financial markets is uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not be materially and adversely affected.

Breaches of network or information technology security, natural disasters or terrorist attacks could have an adverse effect on our business

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

Our gross margin is dependent on product mix. A shift in sales mix between our higher margin products could adversely affect our gross margins, and there can be no assurance that we will be able to maintain our historical gross margins. In addition, as our product mix becomes more customer specific and diversified, our cost of manufacturing has increased. If revenue from LNAs and customer-specific products continues to grow relative to our other products and services, our company-wide gross margin will likely decline. Additionally, increased competition and the existence of product alternatives, weaker than expected demand and other factors may lead to further price erosion, lower revenue and lower margins for us in the future, adversely affecting our operating results and financial condition.

Our products must meet exact technical and quality specifications. Defects, errors in or interoperability issues with our products or the failure of our products to operate as expected could affect our reputation, result in significant costs for us and impair our ability to sell our products.

Our products may contain defects or errors or not operate as expected, which could materially and adversely affect our reputation, result in significant costs to us and impair our ability to sell our products in the future. Our customers have demanding specifications for quality, performance and reliability that our tag and reader products must meet. Our products are highly technical and designed to be deployed in large and complex systems, networks and other settings under a wide variety of conditions. Customers and end users may discover errors, defects or incompatibility in our products only after they have been fully deployed. In addition, users of our products may experience compatibility or interoperability issues between our products and their enterprise software systems or networks, or between our products and other amplifying products they use.

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

We may face claims of intellectual property infringement, which could be time-consuming, costly to defend or settle and result in the loss of significant rights.

Our industry is characterized by companies that hold large numbers of patents and other intellectual property rights, and which may vigorously pursue, protect and enforce their intellectual property rights. We may in the future be required to license patents and other intellectual property rights to technologies that are important to our business, which may be costly or prohibitively expensive to our business operations. We may also receive assertions against us, our customers or distributor, claiming that we infringe patent or other intellectual property rights. Claims that our products, processes, technology or other aspects of our business infringe third-party intellectual property rights, regardless of their merit or resolution, could be costly to defend or settle and could divert the efforts and attention of our management and technical personnel. If we decline to accept an offer, the offering party may allege that we infringe such patents, which could result in litigation.

In addition, many of our customer agreements require us to indemnify and defend our customers from third-party infringement claims and pay damages in the case of adverse rulings. Moreover, we may not know whether we are infringing a third party’s rights, due to the large number of patents related to amplifiers or to other systemic factors. For instance, patent applications in the United States are maintained in confidence for up to 18 months after their filing or, in some cases, for the entire time prior to issuance as a patent. Thus, we would not be able to account for such rights before publication. Competitors may also have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents. Claims of this sort could harm our relationships with our customers or distributors and might deter future customers from doing business with us. We do not know whether we will prevail in any such future proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If any pending or future proceedings result in an adverse outcome, we could be required to:

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

We may incur substantial costs enforcing or acquiring intellectual property rights and defending against third-party claims because of litigation or other proceedings.

We may incur substantial costs enforcing or acquiring intellectual property rights and defending against third-party claims because of litigation or other proceedings. In connection with the enforcement of our own intellectual property rights, the acquisition of third-party intellectual property rights or disputes related to the validity or alleged infringement of third-party intellectual property rights, including patent rights, we may be subject to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation may be costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel, and by increasing our costs of doing business. If we fail to prevail in any future litigation and disputes, it could adversely affect our results of operations and financial condition. Third-party intellectual property claims asserted against us could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from assembling or licensing certain of our products, subject us to injunctions restricting our sale of products, cause severe disruptions to our operations or the marketplaces in which we compete or require us to satisfy indemnification commitments with our customers, including contractual provisions under various license arrangements. In addition, we may incur significant costs in acquiring the necessary third-party intellectual property rights for use in our products. Any of these could seriously harm our business.

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

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce, and any other elements of our product discovery and development processes that involve proprietary know-how, information, or technology that is not covered by patents. Trade secrets, however, may be difficult to protect. We seek to protect our proprietary processes, in part, by entering into confidentiality agreements with our employees, consultants, advisors, contractors and collaborators. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, advisors, contractors, and collaborators might intentionally or inadvertently disclose our trade secret information to competitors. In addition, competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, or misappropriation of our intellectual property by third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially affect our business, operating results and financial condition.

We are subject to order and shipment uncertainties. Inaccuracies in our estimates of customer demand and product mix could negatively affect our inventory levels, sales and operating results.

We derive revenue primarily from customer purchase orders rather than long-term purchase commitments. To ensure the availability of our products, in some cases we start manufacturing based on forecasts provided by customers in advance of receiving purchase orders from them. In some cases, our supply chain has been affected by both tariffs and supply chain disruptions. Some of our products are manufactured according to our estimates of customer demand, which requires us to make demand forecast assumptions for every customer, and which may introduce significant variability into our aggregate estimate. We typically sell to channel partners and end users, and we consequently have limited visibility of future end-user demand, which could adversely affect our revenue forecasts and operating margins. Additionally, we sometimes receive soft commitments for larger order sizes which do not materialize. If we manufacture more products than we can sell to our customers or channel partners, we will incur losses and our results of operation and financial condition will be harmed.

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

Our management has identified material weaknesses in our internal control over financial reporting related to lack of segregation of duties resulting from our limited personnel and ineffective control over financial statement disclosure as controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements and has concluded that, due to such material weaknesses, our disclosure controls and procedures were not effective as of December 31, 2025 and 2024.

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

Cyber-attacks or other breaches of network or information technology (IT) security, natural disasters, terrorist acts or acts of war may cause equipment failures or disrupt our systems and operations. We may be subject to attempts to breach the security of our networks and IT infrastructure through cyber-attacks, malware, computer viruses and other means of unauthorized access. Unauthorized use of company credentials or other information could compromise our systems and operations, materially adversely impact our financial condition and subject us to scrutiny and/or litigation from regulators and our customers. A failure to protect the privacy of customers and employee confidential data against breaches of network or IT security could result in damage to our reputation.

The unfavorable outcome of any future litigation or administrative action could negatively impact us.

Our financial results could be negatively impacted by unfavorable outcomes in any future litigation or administrative actions. We cannot ensure favorable outcomes in litigation or administrative proceedings. Costs associated with litigation and administrative proceedings are very high and could negatively impact our financial results.

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

Acquisitions may lead us to additional risks.

We may acquire or make investments in businesses, technologies or products, whether complementary or otherwise, to expand our business, if appropriate opportunities arise. There can be no assurance that we will be able to identify suitable candidates or consummate these transactions on favorable terms. If required, the financing for these transactions could result in an increase in our indebtedness, dilute the interests of our stockholders or both. The purchase price for some acquisitions may include additional amounts to be paid in cash in the future, a portion of which may be contingent on the achievement of certain future operating results of the business acquired. If the performance of any such acquired business exceeds such operating results, then we may incur additional charges and be required to pay additional amounts. Acquisitions, including strategic investments or alliances entail numerous risks, which may include:

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

Many of these factors are outside of our control and any one of these factors could result in, among other things, increased costs and decreases in the amount of revenue expected, which could materially adversely impact our business, financial condition, and results of operations. In addition, even if we can successfully integrate acquired businesses, the full benefits, including the synergies, cost savings, revenue growth, or other benefits that are expected, may not be achieved within the anticipated time frame, or at all. All these factors could decrease or delay the expected accretive effect of the acquisitions, and negatively impact our business, operating results, and financial condition.

Our revenue and operating results can fluctuate from period to period. We derive revenue primarily from customer purchase orders rather than long-term purchase commitments. Our revenue from period to period can significantly fluctuate for a variety of reasons, including, without limitation, our supply chain as well as receipt of customer orders. Such fluctuations may have a material adverse impact on the results of our operations.

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

Risks Relating to our common stock and our Series Rights

If our business developments and achievements do not meet the expectations of investors or securities analysts or for other reasons the expected benefits do not occur, the market price of shares of our common stock and Series Rights traded on Nasdaq may decline.

If our business developments and achievements do not meet the expectations of investors or securities analysts, the market price of shares of our common stock and Series Rights traded on Nasdaq may decline. The trading price of shares of our common stock and Series Rights could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors mentioned in this “Risk Factors” section and elsewhere in this report could have a negative impact on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

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

For example, during the fourth quarter of 2024, and in particular the months of November and December 2024, the price of our common stock and trading volume significantly increased. During this period, we did not make any significant announcements other than our financial condition and results of operations for the three and nine months ended September 30, 2024. In addition, in early 2026 there was increased volume and price movement on several occasions. Accordingly, the market price of our common stock may fluctuate dramatically and may decline rapidly, irrespective of any developments in our business. In addition, the volatility of our stock price could cause other consequences including causing a short squeeze due to the difference in investment decisions by short sellers of shares of our common stock and buy-and-hold decisions of longer investors.

An investment in securities can be risky, and you should invest in securities only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. Some factors that may cause the market price of shares of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this report, are:

●	sale of shares of our common stock by our stockholders;
●	exercise and sale of convertible securities including the Series Rights by holders;
●	volatility in trading volumes of our shares of common stock;
●	our ability to obtain financing to conduct and complete our business activities;
●	possible delays in the expected recognition of revenue due to lengthy and sometimes unpredictable sales timelines;
●	failures to meet external expectations or management guidance;
●	changes in our capital structure and future issuances of securities;
our ability to maintain NASDAQ listing requirements;
●	implementation of corporate actions and financings;
●	our cash position;
●	announcements and events surrounding financing efforts;
●	changes in general economic, political and market conditions in any area in which we conduct our business;
●	analyst research reports, recommendations and changes in recommendations, price targets, and withdrawals of coverage;
●	quarterly variations in our results of operations or those of our competitors;
●	delays in end-user deployments of products;
●	our ability to develop and market new and enhanced products on a timely basis;
●	commencement of, or our involvement in, litigation;
●	major changes in our Board of Directors or management, including the departure of Mr. Maqbool;
●	our failure to generate material revenues;
●	our public disclosure of the terms of any financing which we may consummate in the future;
●	cancellation of key contracts;
●	short selling activities; and
●	other events or factors, many of which may be out of our control.

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

If the holders of our currently outstanding shares of common stock were to attempt to sell a substantial amount of their holdings at once, the market price of our common stock could decline. Moreover, the perceived risk of this potential dilution could cause stockholders to attempt to sell their shares and investors to short the common stock, a practice in which an investor sells shares that he or she does not own at prevailing market prices, hoping to purchase shares later at a lower price to cover the sale. As each of these events would cause the number of shares of our common stock being offered for sale to increase, our common stock market price would likely further decline. All these events could combine to make it very difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Our common stock may be affected by limited trading volume and price fluctuations, which could adversely impact the value of our common stock.

Our common stock has experienced, and is likely to experience, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.

Provisions in our articles of incorporation and bylaws could discourage a change in control, or an acquisition of us by a third party, even if the acquisition would be favorable to you, thereby adversely affecting existing stockholders.

Our articles of incorporation and bylaws contain provisions that may have the effect of making it more difficult or delaying attempts by others to obtain control of our Company, even when these attempts may be in the best interests of our stockholders. For example, our articles of incorporation authorize our Board of Directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices. These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

The ability of Fawad Maqbool, our Chairman, to sell his stake in us and speculation about any such sale may adversely affect the market price of our common stock.

Mr. Maqbool owns a significant number of shares of our outstanding common stock, and he may sell any or all his shares at any time without approval by other stockholders. Speculation by the press, stock analysts, our stockholders or others regarding the intention of Mr. Maqbool to dispose of his shares could adversely affect the market price of our common stock. Moreover, the market price of our common stock may be adversely impacted by the fact that the public float of our common stock is relatively small.

Because Fawad Maqbool, our Chairman controls a significant number of shares of our voting capital stock, he could influence actions requiring stockholder approval.

As of March 15, 2026, Fawad Maqbool, our Chairman, President Chief Executive Officer, held 11.74% of our outstanding shares of common stock. As a result, Mr. Maqbool could significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, Mr. Maqbool could influence the management and affairs of our company. Accordingly, any investors who purchase shares will likely be minority stockholders and as such will have little to no say in the direction of us and the election of directors. Additionally, this concentration of ownership might harm the market price of our common stock by:

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

We anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the increase, if any, of our share price that stockholders may be able to realize if they sell their shares.

You may experience future dilution because of future equity offerings and other issuances of our common stock or other securities. In addition, future equity offerings and other issuances of our common stock or other securities may adversely affect our common stock price.

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

There can be no assurance that we will be able to comply with the continued listing standards of the Nasdaq Capital Market, a failure which could result in the de-listing of our common stock and Series Rights.

The listing of our common stock and the Series Rights on The Nasdaq Capital Market is contingent upon our compliance with The Nasdaq Capital Market’s conditions for continued listing. If we fail to meet any Nasdaq listing requirements, including the minimum bid price, satisfaction of minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity and certain corporate governance requirements, and do not regain compliance, we may be subject to delisting by Nasdaq. If we are unable to satisfy these requirements or standards, we could be subject to delisting, which would have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event our common stock is no longer listed for trading on Nasdaq, our trading volume and share price may decrease and you may have a difficult time selling your shares of common stock. In addition, we may experience difficulties in raising capital which could materially adversely affect our operations and financial results. Further, delisting from Nasdaq markets could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees. Finally, delisting could make it harder for you and the Company to sell the securities and hard for us to raise capital.

We may have material developments during the exercise period of the Series Rights.

The Series A Rights and Series B Rights may be exercised commencing on their respective date of issuance and continuing until their expiration dates, respectively, July 18, 2026 for the Series A Rights and November 20, 2026 for the Series B Rights. The closing for the Series A Rights and the Series B Rights will occur promptly after the applicable expiration dates. We may have material developments during the exercise period. Because all exercises of Series Rights are irrevocable, holder should therefore consider carefully the timing of holder’s exercise of the Rights. All exercises of Series Rights are irrevocable, even if the holder subsequently learns information about us that the holder considers to be unfavorable.

The Series Rights are speculative in nature.

The Series Rights do not confer any rights of common stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of our common stock at a fixed price for a limited period. Specifically, commencing on the date of issuance, holders of the Series Rights may exercise their right to acquire the common stock and pay (i) in the case of the Series A Rights, $5.00 per share until they expire on July 18, 2026; and (ii) in the case of the Series B Rights, $6.00 per share until it expires on November 20, 2026. After the respective expiration dates, any unexercised Series Rights will expire and have no further value. In addition, there can be no assurance that an active trading market for the Series Rights will develop.

Holders of the Series Rights issued in this offering will have no rights as holders of common stock until they exercise their Series Rights and acquire the common stock.

Until holders of the Series Rights issued in this offering acquire the shares of common stock upon exercise of such Series Rights, they will have no rights with respect to the shares of common stock issuable upon the exercise of such Series Rights. Upon exercise of the Series Rights and acquisition of the common stock, the holders thereof will be entitled to exercise the rights of the holders of our common stock only as to matters for which the record date occurs after the exercise date of the Series Rights.

The market price of common stock may never exceed the exercise price of the Series Rights.

The Series Rights will be exercisable commencing on their date of issuance and expiring on their respective expiration date. The exercise of the Series Rights is irrevocable and the closing for the Series Rights will occur after the expiration date of the respective Series Rights. The market price of common stock may never exceed the exercise price of the Series Rights prior to their date of expiration. Any Series Rights not exercised by their date of expiration will expire without residual value to holders.

During the period immediately following the expiration dates for the Series Rights, holder may not be able to resell any shares of common stock that holder acquires upon exercise of its Series Rights.

If holders exercise their Series Rights, holders may not be able to resell shares of common stock issued to holders upon the exercise of their Series Rights, until the holder (or its broker or other nominee) have received a book-entry representing the underlying shares. Although we will endeavor to issue the book entries promptly, there may be some delay between the applicable expiration date of the Series Rights and the time that we issue the book-entry statements.

Because holder of Series Rights may not revoke or change its exercise of the Series Rights, holder could be committed to buying shares above the prevailing market price at the time this offering is completed.

Once holder of Series Rights exercises its Series Rights, such holder may not revoke or change the exercise. The market price of our common stock may decline before the expiration date and closing of each Series Rights Offering. Each of the closings for the Series Rights will occur after the applicable expiration date. If the exercise of the Series Rights, and, afterwards, the market price of our common stock decreases below the applicable exercise price for the Series Right, holder will have committed to buying shares of our common stock at a price above the prevailing market price and could have an immediate unrealized loss.

Our common stock is traded on The Nasdaq Capital Market under the symbol “AMPG.” The closing price of the common stock on March 23, 2026 was $2.56 per share. There can be no assurances that the market price of our common stock will equal or exceed the exercise price for the Series Rights at the time of exercise or at the expiration of this offering.

Because the Series Rights are executory contracts, they may have no value in bankruptcy or reorganization proceeding.

In the event a bankruptcy or reorganization proceeding is commenced by or against us, a bankruptcy court may hold that any then-unexercised Series Rights are executory contracts subject to rejection by us with the approval of a bankruptcy court. As a result, even if we have sufficient funds, holders may not be entitled to receive any consideration for their Series Rights or may receive an amount less than they would be entitled to if they had exercised their Series Rights prior to the commencement of any such bankruptcy or reorganization proceeding.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

The Company relies on internal information systems and third-party services for operational and financial processes, and these systems and services may experience disruptions, failures, or security incidents arising from inherent cybersecurity risks. While cybersecurity incidents have not materially affected the Company to date, these risks continue to evolve, and the Company may be exposed to operational or financial impacts from potential cybersecurity threats in the future. The Company may experience cybersecurity incidents affecting its internal or third-party systems, including unauthorized access, malware, or system and operational disruptions. Cybersecurity threats may originate from a range of sources, from isolated unauthorized access attempts to more complex attacks; the Company’s controls continue to evolve, with additional measures planned. The Company maintains basic administrative and technical controls intended to address cybersecurity risks; however, these measures may not prevent all such incidents, and capabilities for prevention, detection, and response continue to develop. A cybersecurity incident could compromise sensitive information despite the controls in place.

Cybersecurity risks are considered as part of broader operational risk discussions; however, formal integration into enterprise risk management is still developing. Cybersecurity risks are reviewed periodically in the context of overall operational risk, with plans to formalize annual cybersecurity risk assessment processes. When heightened risks are identified, responsibility for identified risks is managed by designated personnel, with enhanced tracking and documentation processes currently in development.

Cybersecurity Governance

The Board of Directors has delegated oversight of cybersecurity risk management, strategy, and governance to executive management, including the Company’s CEO, CFO, and COO. Cybersecurity concerns, operational issues, and risk considerations are discussed with executive management on an informal basis as needed; formal reporting processes to the Board are developing.

Senior management does not hold formal cybersecurity certifications; oversight relies on operational experience and support from information technology specialists to assist in managing relevant risks, with plans to utilize certified external consulting. The Company has conducted limited penetration testing within the past year; however, this is not part of a formal recurring program.

Cybersecurity incidents are reported to executive management and material incidents are reviewed by the Board of Directors as appropriate, though formal reporting and assessment procedures are developing.

The Company has initiated efforts to develop a formal Information Security Management System aligned with ISO/IEC 27001, and this initiative is in the early stages. Notwithstanding the Company’s ongoing efforts to enhance its cybersecurity program, the Company may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect. The Company maintains cybersecurity insurance; however, coverage may not fully align with its risk exposure or address all potential incidents or losses.

ITEM 2. PROPERTIES

On December 15, 2021, the Company assumed the SSM lease agreement of approximately 11,500 square feet of office and warehouse space in San Jose, CA, with the same terms and conditions. Effective February 1, 2020, the lease term was originally intended to expire on January 31, 2025, with a base rent of $24,234 for the first 12 months and increases by approximately 3% every year. On September 6, 2024, the lease was amended extending the lease term to March 31, 2030 while maintaining the base rent of $24,234 and 3% increases for each year thereafter.

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

As of December 31, 2025, all the facilities described above were in good operating condition, well maintained and in regular use. We believe that our existing facilities are sufficient to meet our operational needs for the foreseeable future.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been approved for listing on the NASDAQ Capital Market, or NASDAQ, under the symbol “AMPG” and “commenced trading on the NASDAQ on February 17, 2021. The Series A Right and Series B Right were approved for listing on NASDAQ and commenced trading under the symbols “AMPGR” and “AMPGZ”, respectively, on February 3, 2026.

Holders of Record of Common Stock

As of March 23, 2026, there were approximately 47 holders of record of our common stock. This does not reflect the number of people or entities who held stock in nominee or street name through various brokerage firms.

Dividend Policy

In connection with the Rights Offering, the Company distributed in the form of a dividend, at no charge, transferable Unit Subscription Rights. We have never declared or paid cash dividends on our common stock. We do not anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. Any future determination to declare dividends will be subject to the discretion of our Board of Directors and will depend on various factors, including applicable laws, our results of operations, financial condition, future prospects and any other factors deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities

Unregistered securities sold by the Company during the period covered by this report have been previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Purchases of Equity Securities

None.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2025:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,254,000	$2.29	3,487,375
Equity compensation plans not approved by security holders	-	-	-
Total	1,254,000	$2.29	3,487,375

(1)	Represents shares of common stock reserved for issuance under the Amended and Restated Plan.

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

Business Overview

AmpliTech was incorporated in 2010 in the State of Nevada, is the parent company of AmpliTech, Inc., and the Company’s divisions, Specialty Microwave, Spectrum Semiconductor Materials, AmpliTech Group MMIC Design Center (“AGMDC”) and AmpliTech Group True G Speed Services (“AGTGSS”).

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

On March 26, 2025, we entered into the Titan APA with Titan and its affiliate, to purchase certain assets including intellectual property used in developing, manufacturing, marketing and selling products that use radio frequency technology, or 5G ORAN radio products. The aggregate purchase price for the assets was $8,000,000, which consisted of $4,000,000 in cash and $4,000,000 in restricted shares of common stock of which the first $3,500,000 in cash was paid and $1,500,000 in restricted common stock was issued on April 24, 2025. The remaining $500,000 in cash to be paid and $2,500,000 in shares of restricted common stock will be issued to Titan upon the transfer of the 5G ORAN radio products’ technology and intellectual property rights by Titan to the Company, or the Second Milestone. The Second Milestone is expected to be achieved towards the second quarter of 2026 and is recorded as a contingent liability of $3,000,000 as of December 31, 2025.

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

Recent Developments

Amendment to Amended and Restated 2020 Equity Incentive Plan

On October 1, 2025, the Company’s Board unanimously approved, an Amendment to the Amended and Restated Plan to increase the number of shares subject to the Amended and Restated Plan by an additional 2,800,000. On December 10, 2025 at the 2025 Annual Meeting of Stockholders, such amendment was approved by the stockholders.

As of December 31, 2025, all outstanding stock options were issued according to the Company’s Amended and Restated Plan, and there remains 3,487,375 shares of common stock available for future issuance under the Amended and Restated Plan.

Rights Offering

In October 2025, the Company commenced the Rights Offering pursuant to which it distributed in the form of a dividend, at no charge, transferable Unit Subscription Rights, entitling holders of Company’s common stock, and certain eligible warrant holders (pursuant to contractual rights) as of the record date of 5:00 p.m., Eastern time, on November 10, 2025, to purchase Units at the Unit Subscription Price. Each Unit consisted of one share of common stock, one Series A right and one Series B Right. The Series Rights were issued upon the closing of Unit Subscription Rights following the expiration of the Unit Subscription Rights. The Series Rights were exercisable commencing on their date of issuance and will continue to be exercisable until their respective expiration dates. However, the issuance of the common stock underlying the Series Rights will only occur upon each respective Series Rights’ expiration date. The exercise price of the Series Rights is equal to (i) in the case of the Series A Rights, $5.00 per share until they expire on July 18, 2026; and (ii) in the case of the Series B Rights, $6.00 per share until it expires on November 20, 2026. On January 14, 2026, the Company closed on the Unit Subscription Rights, which expired on January 9, 2026. The Company received approximately $9,072,816 from the exercise of the Unit Subscription Rights, which consisted of 1,247,086 basic subscriptions and 1,021,118 over-subscriptions, for an aggregate of 2,268,204 Units. Each Unit consisted of one share of common stock, one Series A Right to purchase one share of common stock and one Series B Right to purchase one share of common stock. As a result of the Closing, the Company issued 2,268,204 shares of common stock, 2,268,204 Series A Rights, and 2,268,204 Series B Rights. The Series Rights offered in the offering were substantially the same rights and entitlements as the Series A Rights and Series B Rights issued in connection with the Rights Offering, which rights are set forth in the Series A Right Certificate and Series B Right Certificate filed as Exhibits 4.2 and 4.3, respectively, to Current Report on Form 8-K filed with the SEC on October 30, 2025. The net proceed from the Closing was approximately $8,103,909 after deducting fees and expenses of Moody Capital, as placement agent, and our other estimated offering expenses.

In connection with the Rights Offering, the Company entered into a Dealer Manager Agreement. Pursuant to the Dealer Manager Agreement, the Company agreed to pay Moody Capital a cash fee equal to 7.0% of the proceeds of the Rights Offering from the exercise of the Unit Subscription Rights and the Series Rights; provided however, if the aggregate subscription proceeds equal more than $10 million but less than $20 million, the Company agreed to pay Moody Capital a cash fee equal to 6.0%; provided further, if the aggregate subscription proceeds equal less than $10 million, the Company agreed to pay Moody Capital a cash fee equal to 5.0%. The Company also paid Moody Capital an out-of-pocket accountable expense allowance of $35,000.

Registered Direct Offering

On January 26, 2026, the Company entered into the Purchase Agreement with the Purchasers pursuant to which we agreed to sell in the offering, or the Offering, 2,230,00 Units (“Units”) at $4.055 per Unit, with each Unit consisting of one share of common stock, one Series A Right and one Series B Right. The Series Rights provided the Purchasers substantially the same rights and entitlements as those Series A Rights and Series B Rights issued in connection with the Rights Offering. The Offering closed on January 27, 2026, resulting in the issuance of 2,230,000 shares of common stock, and Series A Rights to purchase an aggregate of 2,230,000 shares of common stock at $5.00 per share, and Series B Rights to purchase an aggregate of 2,230,000 shares of common stock at $6.00 per share. The net proceed to the Company from the sale of the Units in the Offering was approximately $8,319,873 after deducting the placement agent’s fees and other estimated offering expenses payable by the Company.

In connection with the Offering, on January 26, 2026, the Company entered into the Placement Agency Agreement with the Placement Agent, pursuant to which the Company agreed to pay the Placement Agent an aggregate fee equal to 6.0% of the aggregate gross proceeds received by the Company from the sale of the sale of the Units and the exercise of the Series Rights in the Offering. The Company also agreed to reimburse the Placement Agent for up to $15,000 in accountable expenses, including the Placement Agent’s legal counsel’s fees.

Listing of Series A Rights and Series B Rights on NASDAQ

The Series A Right and Series B Right were approved for listing on NASDAQ and commenced trading under the symbols “AMPGR” and “AMPGZ”, respectively, on February 3, 2026.

On March 20, 2025, the Company entered into a non-binding letter of intent with a contract manufacturer on behalf of its end user for the purchase of $78 million of the Company’s Oran radios. The non-binding letter of intent is subject to the parties entering into a series of definitive purchase orders. As of March 23, 2026, the Company has received a total of approximately $5MUS in funded purchase orders from our customers. These orders started shipping out in late December 2025 and are anticipated to be completed within Q2 of 2026 at which time the Company expects to receive additional follow-up orders into 2027.

Results of Operations

As of December 31, 2025, the Company had a working capital of $10,157,641 and an accumulated deficit of $28,019,282. As of December 31, 2024, the Company had a working capital of $26,795,745 and an accumulated deficit of $21,012,127. The Company recorded a net loss of $7,007,155 and $11,242,404 for the years ended December 31, 2025 and December 31, 2024, respectively.

For Years Ended December 31, 2025 and December 31, 2024

Revenues

Sales increased from $9,508,372 for the year ended December 31, 2024 to $25,195,930 for the year ended December 31, 2025, an increase of $15,687,558 or approximately 164.99%. The increase was driven primarily by the Company’s asset acquisition in April 2025, which transformed the Company’s revenue base and added a significant new revenue stream in 5G infrastructure products.

As a direct result of the asset acquisition, the Company began fulfilling purchase orders for customized 5G ORAN radio products for a major telecommunications provider. This customer represented 42.86% of total revenues for the year ended December 31, 2025, or $10,797,628 in revenues and was not a customer of the Company prior to the asset acquisition. Management has secured new purchase orders from this customer for 2026 and is actively working to expand this relationship. Management believes other major MNO’s will follow suit for their customized requirements, as well. The Company’s ability to sustain and grow revenue from this customer in future periods is dependent on the continued execution of new purchase orders, and management is focused on expanding this relationship as the Company transitions 5G radio fulfillment to its own dedicated production line. However, there can be no assurance that this customer will continue to place orders at historical levels or at all, and the loss of this customer would have a material adverse effect on the Company’s revenues and results of operations.

The asset acquisition materially changed the Company’s customer concentration profile year-over-year. In 2024, the Company’s largest customer represented approximately 13.97% of revenue through the Spectrum division. Revenues from this customer decreased from $1,327,942 in 2024 to approximately $830,521 in 2025.

Excluding the impact of the asset acquisition and related revenues, the Company also experienced organic growth across its core product lines during 2025, including its Low Noise Amplifier (“LNA”), Low Noise Block (“LNB”), and legacy 5G product lines, as well as a rebound in the Asian markets served by the Spectrum division. This organic growth reflects continued strong demand from telecommunications and satellite communications customers, expansion in 5G infrastructure projects, and new product launches in high-growth segments. Management continues to focus on product innovation, expanding its customer base, and reducing customer concentration risk through new relationships in the 5G infrastructure, satellite communications, and quantum computing markets.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased to $19,165,917 in 2025 from $6,023,265 in 2024, an increase of $13,142,652 or approximately 218.20%. The increase is directly attributable to the addition of 5G radio product revenues following the asset acquisition in April 2025. The 5G radio product line carries a lower gross margin profile than the Company’s legacy LNA/LNB business, as the 2025 fulfillment of purchase orders that were in process at the time of the acquisition were fulfilled through the existing supply chain arrangement under a transitional model. During 2025, the Company sourced and delivered the 5G radios through the existing contract manufacturer, resulting in compressed margins relative to the Company’s legacy product lines.

Gross profit was $6,030,013 for 2025 compared to $3,485,107 for 2024, an increase of $2,544,906 or 73.02%. Gross profit as a percentage of sales decreased to 23.93% from 36.65%, reflecting the impact of product mix rather than pricing deterioration or cost overruns in the legacy business. Specifically, the gross margin attributable to the addition of 5G radio revenues, which represented approximately 47.67% of total 2025 revenues. The Company’s legacy LNA/LNB and Spectrum businesses maintained margins consistent with historical levels. As the Company transitions 5G radio fulfillment to its own dedicated production line, which became operational in 2026, management expects the gross margin profile of the 5G product line to improve materially as per-unit costs are reduced. Combined with the continued contribution of the higher-margin LNA/LNB product lines and economies of scale as 5G volumes increase, management expects the blended consolidated gross margin to improve in 2026 and beyond.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $10,662,741 in 2025 from $7,856,471 in 2024, an increase of $2,806,270, or approximately 35.72%. The Company experienced an increase in salaries and payroll taxes, professional fees, amortization expense, insurance expense and trade show expenses.

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

The Company’s research and development initiative to expand its product line of low noise amplifiers to include its new 5G and wireless infrastructure products, LNB’s and MMIC designs has progressed significantly. Our combined engineering and manufacturing resources are expected to complement the development of new subsystems for satellite, wireless, and 5G infrastructure, as well as advanced military and commercial markets.

Research and development costs for the years ended December 31, 2025 and 2024 were $2,687,176 and $3,590,695 respectively. Research and development expenses have decreased by $903,519, or by 25.16%, mainly attributable to the completion of our massive MIMO 64T64R Oran Cat B radio network.

The Massive MIMO, 64T64R ORAN, CAT B Radio Network is expected to become the company’s flagship product. With 16 Layers DL/ 8 Layers UL, CSI-RS and SRS beamforming capabilities and beam steering technology, this radio provides true 5G speeds with improved signal strength, enhanced coverage, increased user capacity and adheres to the ORAN specifications, as demonstrated by the O-RAN compliance certificate issued by an OTIC center under the guidance of the O-RAN Alliance, promoting openness and interoperability in radio access networks.

Loss From Operations

As a result of the above, the Company has a loss from operations of $7,319,904 and $8,429,987 for the years ended December 31, 2025 and 2024, respectively.

Other Income (Expenses)

As a result of the fraudulent digital currency transactions during the year ended December 31, 2024, the Company recorded an impairment loss of $3,248,911 related to digital assets.

In 2024, Spectrum was able to reclaim $716,943 of gold contained in its obsolete/slow moving inventory.

Realized gain on investments, resulting from the redemption of treasury bills, was $36,016 and $26,746 for the years ended December 31, 2025 and 2024.

Interest income, net for the year ended December 31, 2025 was $160,313. Interest expense, net for the year ended December 31, 2024 was $292,195. Interest expense increased in 2024 because of the debt financing obtained during the year with Altbanq. The outstanding obligation under the loan was paid in full as of December 31, 2024.

Net Loss

The Company reported a net loss of $7,007,155 and $11,242,404 in 2025 and 2024, respectively.

Liquidity and Capital Resources

Operating Activities

The net cash used in operating activities for the year ended December 31, 2025 was $8,683,707, resulting primarily from net loss, as well as the operating changes in accounts receivable, inventories, prepaid expenses, accounts payable and accrued expenses as well as customer deposits and operating lease liabilities.

The net cash used in operating activities for the year ended December 31, 2024 was $5,295,714, resulting primarily from net loss, the impairment of intangible assets and the loss on investment of digital assets, as well as the operating changes in accounts receivable, inventories, prepaid expenses, accounts payable and accrued expenses as well as customer deposits and operating lease liabilities.

Investing Activities

The net cash used in investing activities for the year ended December 31, 2025 was $5,755,710 for the purchase of property and equipment, the purchase of intangible assets and intangible asset acquisition.

The net cash used in investing activities for the year ended December 31, 2024 was $3,291,831 for the purchase of property and equipment and the net investment in marketable securities.

Financing Activities

The net cash provided by financing activities for the year ended December 31, 2025 was $6,808,828, a result of the rights offering subscription proceeds held in escrow and from the exercise of stock options offset by the repayment of finance lease obligations.

The net cash provided by financing activities for the year ended December 31, 2024 was $21,177,516, a result of the proceeds received from the registered direct offerings and net proceeds received from notes payable offset by the repayment of finance lease liabilities and notes payable.

As of December 31, 2025, we had cash and cash equivalents of $4,981,091, rights offering subscription proceeds in escrow of $6,704,304, working capital of $10,157,641 and an accumulated deficit of $28,019,282.

We intend to continue to finance our internal growth with cash on hand and cash provided from operations, borrowings, debt or equity offerings, or some combination thereof. We believe that our cash provided from operations, cash on hand as of the date of this Report will provide enough working capital to fund our operations for the next twelve months.

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

The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount of fair value less costs to sell and would no longer be depreciated. The depreciable basis of assets that are impaired and continue in use is their respective fair values. During December 31, 2025 and 2024, there were no indicators of impairment.

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

Off Balance Sheet Transactions

As of December 31, 2025, we did not have any off-balance sheet arrangements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As a result of this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management, including our chief executive officer and chief financial officer, believes the consolidated financial statements included in this report fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management has evaluated the effectiveness of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management has concluded that, as of December 31, 2025, our internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting described below. As a smaller reporting company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm in this report.

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

Material Weaknesses in Internal Control over Financial Reporting

We identified material weaknesses in our internal controls over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified include:

●	We do not have written documentation of our internal control policies and procedures, including written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements;

●	We failed to maintain a sufficient complement of personnel in our accounting and reporting department to ensure adequate segregation of duties such that appropriate review and monitoring of its financial records are executed; and

●	We did not design and maintain effective internal controls related to our information technology general controls in the areas of user access and program change management over certain information technology systems that support our financial reporting processes.

Material Weakness Remediation

Our management, with the oversight of our audit committee, has initiated steps and plans to take additional measures to remediate the underlying causes of the material weakness. It is possible that we may determine that additional remediation steps will be necessary in the future.

The Company’s remediation plan at December 31, 2025 included the following actions:

●	increasing personnel resources and technical accounting expertise within the accounting function;

●	until we have sufficient technical accounting resources, we have engaged external consultants to provide support and to assist us in our evaluation of more complex applications of GAAP;

●	engaging internal control consultants to assist us in performing a financial reporting risk assessment as well as identifying and designing our system of internal controls necessary to mitigate the risks identified; and

●	we have initiated efforts to develop formal written documentation of our internal control policies and procedures and accounting processes.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current executive officers and directors are as follows:

Name	Age	Position

Fawad Maqbool	65	Chairman, President, Chief Executive Officer, Treasurer, Director
Louisa Sanfratello	60	Chief Financial Officer and Secretary, Director
Jorge Flores	58	Chief Operating Officer
Andrew Lee	42	Director
Daniel Mazziota	88	Director
Shailesh “Sonny” Modi	63	Director

A brief description of the background and business experience of our executive officer and directors for the past five years is as follows:

Fawad Maqbool, has served as the Company’s President, Chief Executive Officer and Chairman of the Board of Directors since founding AmpliTech, Inc. in 2002. Prior to founding AmpliTech, Inc., Mr. Maqbool was the President of Aeroflex Amplicomm, Inc. for 2000 and 2001. His duties included, among other things, overseeing the design and development of amplifiers specifically for fiber optic communication applications. Mr. Maqbool was with MITEQ, Inc. from 1987 through to 1999 where he began as an Engineering Group Leader and ultimately held the title of Department Head responsible for a staff of thirty-two consisting of engineers, technicians, assemblers and support personnel. His professional career began with the Hazeltine Corporation in 1983 where he was a Microwave Design Engineer through 1986. Mr. Maqbool received a bachelor’s degree in electrical engineering (major in microwaves and RF) and biomedical engineering from the City College of New York. He subsequently earned a master’s degree in electrical engineering (major in microwaves and RF) from Polytechnic University, now the New York University Tandon School of Engineering. Through his prior service, Mr. Maqbool possesses the knowledge and experience in microwaves and RF electrical engineering that aids him in efficiently and effectively identifying and executing the Company’s strategic priorities. As our Chief Executive Officer, Chairman and founder, Mr. Maqbool brings to the Board of Directors extensive knowledge of the Company’s products, structure, history, and culture as well as years of expertise in the industry.

Louisa Sanfratello, CPA, has been an accountant, servicing numerous clients in various industries since 1987. Her professional career began with the public accounting firm of Holtz Rubenstein & Co, where she gathered audit experience for several years and moved on to more challenging positions in both the public and private sector. She served as a Controller for The New Interdisciplinary School for over 10 years. Her responsibilities included overseeing the accounting department in addition to working directly with the NYS Department of Education. Ms. Sanfratello was also employed by the Make A Wish Foundation of Suffolk County as chief accountant working directly with the President and CFO. She joined AmpliTech, Inc. in 2012 as Chief Financial Officer, where she manages the company’s finances and SEC filings. Her responsibilities also include assisting the Chief Executive Officer in developing new business, maintaining operating budgets and ensuring adequate cash flow. Ms. Sanfratello was appointed to the Board of Directors for her extensive knowledge of the Company’s products and her financial and accounting expertise.

Jorge Flores joined AmpliTech at the end of March in 2021 as Executive Director of Operations, bringing with him over 30 years of combined operations and program management experience. Prior to joining AmpliTech’s executive leadership team, Mr. Flores held various leadership roles at Comtech Telecommunications, a Nasdaq listed corporation with over 2,000 employees and revenues of over $600,000,000. Previous management roles included Director of Program Management Office, Business Unit Manager and Supply Line Management. Mr. Flores holds an MBA with concentration in Operations Management and Leadership from Dowling NY and, a BS in Business Administration, Major in Operations Management from NYIT. Mr. Flores was promoted to Chief Operating Officer effective February 21, 2022. As Chief Operating Officer, Mr. Flores leads critical initiatives to further streamline operations, drive growth, and take ownership of creating an enhanced experience for AmpliTech’s valued customers.

Andrew Lee has served as a director of the Company since January 2021. Mr. Lee serves as the chairman of the Audit Committee. Mr. Lee is a licensed CPA and holds his MBA degree from Washington State University. Mr. Lee received his Bachelor of Business Administration, with concentrations in Finance and Accounting, from Walla Walla University. Mr. Lee is currently serving as CFO of Scythe Robotics. Prior to joining Scythe Robotics, Mr. Lee served as CFO of RealWear and Ryonet Corporation, a high-growth firm in Vancouver, Washington. Mr. Lee’s finance and accounting experience qualifies him to serve on our board of directors.

Daniel Mazziota has served as a director of the Company since January 2021. He serves as the chairman of the Compensation Committee. Mr. Mazziota founded Microwave Power Devices, Inc. in 1967, which he sold in 1980 to Macom Technology Solutions, a Nasdaq listed developer and producer of radio, microwave, and millimeter wave semiconductor devices and components. He served as the President of Microwave Power Devices, Inc. until his retirement in 1988. He has served as president of IDM Consulting since 1965. IDM Consulting provides consulting services to the microwave component and sub system industry. He received his BEE and MSEE degrees from New York Polytechnic Institute and is a fellow of the Institute. Mr. Mazziota’s microwave component and subsystem industry experience qualifies him to serve on our board of directors.

Shailesh “Sonny” Modi has served as a director of the Company since January 2025. Mr. Modi has served as chief financial officer and treasurer of ShelterPoint Life Insurance Company (“ShelterPoint”) since December 2015 and was instrumental in leading the successful sale of ShelterPoint to Protective Life Insurance Company in 2024. Prior to ShelterPoint, Mr. Modi served as senior vice president of Global Insurance Strategic Planning & Analysis at Aspen Insurance Holdings from April 2014 to June 2015. Earlier in his career, he spent 10 years at Deloitte & Touche LLP, focusing on financial services and participating in initial public offerings. Mr. Modi holds a B.S. in Accounting and an MBA in Finance & Computer Systems from New York University. He has served on various boards, including InRoads and the Insurance Accounting and Systems Association (IASA), and has been involved in volunteer organizations such as the Boy Scouts of America. Mr. Modi’s finance and accounting experience qualifies him to serve on our board of directors.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our executive officers are appointed by our Board of Directors and hold office until removed by the Board of Directors.

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

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with our directors or executive officers.

Board Committees

Effective January 20, 2021, we formed an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee, each of which is comprised of our three independent directors. Mr. Modi is the chairman of the Nominating and Corporate Governance Committee. Mr. Lee is the chairman of the Audit Committee and Mr. Mazziota as the chairman of the Compensation Committee. Mr. Lee’s finance and accounting experience qualifies him as the audit committee financial expert.

Independence

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

Audit Committee

The primary purpose of our audit committee is to assist our Board of Directors in the oversight of the integrity of our accounting and financial reporting process, the audits of our consolidated financial statements, and our compliance with legal and regulatory requirements. The functions of our audit committee include, among other things:

●	hiring an independent registered public accounting firm to conduct the annual audit of our consolidated financial statements and monitoring its independence and performance;
●	reviewing and approving the planned scope of the annual audit and the results of the annual audit;
●	pre-approving all audit services and permissible non-audit services provided by our independent registered public accounting firm;
●	reviewing the significant accounting and reporting principles to understand their impact on our consolidated financial statements;
●	reviewing our internal financial, operating and accounting controls with management, our independent registered public accounting firm and our internal audit provider;
●	reviewing with management and our independent registered public accounting firm, as appropriate, our financial reports, earnings announcements and our compliance with legal and regulatory requirements;
●	periodically reviewing and discussing with management the effectiveness and adequacy of our system of internal controls;
●	in consultation with management and the independent auditors, reviewing the integrity of our financial reporting process and adequacy of disclosure controls;
●	reviewing potential conflicts of interest under and violations of our code of conduct;
●	establishing procedures for the treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and confidential submissions by our employees of concerns regarding questionable accounting or auditing matters;
●	reviewing and approving related-party transactions; and
●	reviewing and evaluating, at least annually, our audit committee’s charter.

With respect to reviewing and approving related-party transactions, our audit committee will review related-party transactions for potential conflicts of interest or other improprieties. Under SEC rules, related-party transactions are those transactions to which we are or may be a party in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors or executive officers or any other related person had or will have a direct or indirect material interest, excluding, among other things, compensation arrangements with respect to employment and Board of Directors membership. Our audit committee could approve a related-party transaction if it determines that the transaction is in our best interests. Our directors are required to disclose to this committee or the full Board of Directors any potential conflict of interest or personal interest in a transaction that our Board of Directors is considering. Our executive officers are required to disclose any related party transaction to the audit committee. We also poll our directors on an annual basis with respect to related-party transactions and their service as an officer or director of other entities. Any director involved in a related-party transaction that is being reviewed or approved must recuse himself or herself from participating in any related deliberation or decision. Whenever possible, the transaction should be approved in advance and if not approved in advance, must be submitted for ratification as promptly as practical.

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

Our audit committee charter is available on our website at www.amplitechgroup.com under “About Us—Governance Documents”.

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

Our compensation committee charter is available on our website at www.amplitechgroup.com under “About Us—Governance Documents”.

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

Our nominating committee charter is available on our website at www.amplitechgroup.com under “About Us—Governance Documents”.

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

Stockholder Communications

Although we do not have a formal policy regarding stockholder communications with our Board of Directors, stockholders may communicate with our Board of Directors, or any individual director on our Board of Directors, by writing to us at the address of our principal executive offices, addressing the communication to the attention of our Chief Executive Officer, and specifying the Board of Directors or, if applicable, the individual member thereof as the intended recipient of the communication. Our Corporate Secretary will forward to the directors all communications that, in his judgment, are appropriate for consideration by the directors. Examples of communication that would not be appropriate for consideration by the directors include commercial solicitations and matters not relevant to the stockholders, to the functioning of the Board of Directors or to the affairs of our Company. Any correspondence received that is addressed generically to the Board of Directors will be forwarded to the Chairman of the Board of Directors.

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

Code of Conduct

We have adopted a Code of Ethics and Business Conduct that applies to all our directors, officers (including our Chief Executive Officer, Chief Financial Officer and any person performing similar functions) and employees. We have made our Code of Business Conduct and Ethics available on our website at the following address: www.amplitechgroup.com under “About Us—Governance Documents”. We expect that any future amendments to our Code of Ethics and Business Conduct, or any waivers of its requirements, will be disclosed on our website.

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

Director Compensation

Persons serving as both an officer and a director of the Company are only included in the Executive Compensation Table for the years ended December 31, 2025 and 2024:

Name	Fiscal Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Matthew Kappers(1)	2025	–	–	–	–	–	–	–
	2024	–	30,000	–	–	–	–	30,000
Andrew Lee	2025	–	46,200	–	–	–	–	46,200
	2024	–	30,000	–	–	–	–	30,000
Daniel Mazziota	2025	–	46,200	–	–	–	–	46,200
	2024	–	30,000	–	–	–	–	30,000
Shailesh “Sonny” Modi(1)	2025	–	46,200	–	–	–	–	46,200

(1)	Mr. Kappers resigned as the director of the Company on January 17, 2025. Upon Mr. Kapper’s resignation, Mr. Modi was appointed as a director of the Company on January 17, 2025.

On December 19, 2024, the Company granted restricted stock awards under the Company’s Amended and Restated Plan to Messrs. Kappers, Lee and Mazziota an aggregate of 45,000 shares of common stock (15,000 each) valued at $90,000. These restricted stock awards were vested immediately.

On January 20, 2025, the Company entered into a standard form of director agreement (the “Director Agreement”) with each of the foregoing independent directors: Mr. Andrew Lee, Mr. Daniel Mazziota and Mr. Shailesh “Sonny” Modi. The Director Agreement provides for a one (1) year term unless terminated earlier upon certain events set forth in the Director Agreement, which includes among other things, resignation or removal. In addition, the Director Agreement also provides, among other things, reimbursement of expenses for attending meetings, indemnification and annual compensation of 15,000 Restricted Stock Units pursuant to the Company’s Amended and Restated Plan for services. On December 12, 2025, pursuant to the Director Agreement our Board granted 15,000 shares of our common stock valued at $46,200 to each of our independent directors as compensation for their services for 2025.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting people are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of copies of the reports filed with the SEC and the written representations of our directors and executive officers, we believe that all reporting requirements for fiscal year ended December 31, 2025 were complied with by each person who at any time during the fiscal year ended December 31, 2025 was a director or an executive officer or held more than 10% of our common stock.

Code of Ethics

We have adopted a code of ethics that applies to our officers, employees, and directors, including our Chief Executive Officer and Chief Financial Officer. Our code of ethics is available on our website.

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

Under our Insider Trading Policy and pursuant to SEC Rule 10b5-1, directors, officers and employees may establish written programs which permit (i) automatic trading of the Company’s stock through a third-party broker or (ii) trading of the Company’s stock by an independent person (such as an investment bank) who is not aware of Material Nonpublic Information at the time of a trade. Under Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director, executive officer, or other employee when entering into the plan, without further direction from such insider.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to, the named executive officer set forth below (collectively, the “Named Executive Officers”) during the years ended December 31, 2025 and 2024:

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Fawad Maqbool	2025	498,077	360,000	–	–	–	858,077
Chairman, President and Chief Executive Officer	2024	446,154	–	–	–	–	446,154

Louisa Sanfratello	2025	273,942	237,500	–	–	–	511,442
Chief Financial Officer, Secretary	2024	245,384	–	–	–	–	245,384

Jorge Flores	2025	272,942	237,500	–	–	–	510,442
Chief Operating Officer	2024	245,384	–	–	–	–	245,384

On February 21, 2022, the Company’s Board of Directors approved an increase in salary, effective as of January 1, 2022, for Mr. Maqbool, to $500,000 per year, and for Ms. Sanfratello and Mr. Flores to $275,000 per year. In June of 2024, the officers of the Company voluntarily reduced their salaries by 20%.

Effective January 1, 2025, reinstated annual base salaries were $500,000 for Mr. Maqbool and $275,000 for each of Ms. Sanfratello and Mr. Flores. Effective October 1, 2025, annual base salaries were increased to $600,000 for Mr. Maqbool and $350,000 for each of Ms. Sanfratello and Mr. Flores, as reflected in the employment agreements entered into on January 30, 2026.

As further described below, on January 20, 2026, pursuant to recommendation of the Compensation Committee, the Board of Directors formally approved the salary increases effective October 1, 2025.

Employment Agreements with Named Executive Officers

Summary of Employment Agreement with Mr. Fawad Maqbool

On January 30, 2026, Company entered into Executive Employment Agreements with each of the following named executive officers: Fawad Maqbool, Louisa Sanfratello and Jorge Flores. The Executive Employment Agreements have an effective date of October 1, 2025, and are for a period of three years from the effective date, subject to automatic one-year renewals.

For his services, Mr. Maqbool will receive (i) an annual base salary of $600,000; (ii) an annual target bonus opportunity of up to 75% of base salary based on performance goals consisting of (1) revenues, (2) EBITDA/gross margin and (3) employee retention as set forth in the Maqbool Employment Agreement which annual target bonus opportunity and performance goals will be determined annually; provided, however, for fiscal year 2025 only, the annual target bonus is capped at $200,000; (iii) participation in the Company’s 2020 Equity Incentive Plan including a grant of (1) an incentive stock option to purchase 200,000 shares of common stock and (2) 50,000 restricted stock units that vest immediately upon grant. The option shall be subject to service-based vesting with twenty-five percent (25%) of the shares underlying the option vesting on the first anniversary of the date of grant and the remaining seventy-five percent (75%) vesting in thirty-six (36) equal monthly installments. Mr. Maqbool will be entitled to six (6) weeks of vacation and will be entitled to fringe benefits and perquisites that are made available to other similarly situated executives of the Company, each in accordance with and subject to the eligibility and other provisions of such plans and programs.

The Maqbool Employment Agreement and his employment thereunder may be terminated by either the Company or Maqbool at any time and for any reason upon 90 days’ written notice.

(1) If Maqbool’s employment is terminated by Maqbool’s failure to renew the agreement, by the Company for cause (as defined in the agreement), or by Maqbool without good reason. (as defined in the agreement) he will be paid (i) any earn but unpaid base salary; (ii) any earn but unpaid annual bonus; (iii) unreimbursed business expenses; and (iv) other employee benefits Maqbool may be entitled to prior to termination (items (1)(i) through (1)(iv) referred to as “Maqbool Accrued Amounts”).

(2) If the Company fails to renew the Maqbool Employment Agreement, Maqbool’s employment is terminated by the Company without cause (as defined in the agreement) or due to Maqbool’s death or disability or by Maqbool for good reason outside of the change of control period (as defined in the Agreement), Maqbool shall be entitled to (i) the Maqbool Accrued Amounts; (ii) a cash severance equal to eighteen months of Maqbool’s then base salary; (iii) annual bonus, if any, that Maqbool would have earned for the year, pro-rata; (iv) all outstanding unvested restricted stock units, stock options, or other equity awards subject to time-based vesting that are scheduled to vest pursuant to the applicable award agreement during the one year period following termination shall immediately vest; (v) any outstanding unvested restricted stock units, stock options, or other equity awards subject to performance-based vesting shall remain outstanding and eligible to vest in accordance with their respective terms, subject to pro-ration based on the number of days elapsed in the applicable performance period prior up to termination; (vi) up to 18 months of COBRA payments; and (vii) the engagement of outplacement service up to $50,000.

(3) In the event that the Company fails to renew the Maqbool Employment Agreement, Maqbool’s employment is terminated by the Company without cause or due to Maqbool’s death or disability or by Maqbool for good reason within the change of control period, Maqbool shall be entitled to receive the following severance benefits: (i) the Maqbool Accrued Amounts; (ii) a cash severance equal to three times Maqbool’s then base salary and annual target bonus; (iii) all outstanding unvested restricted stock units, stock options, or other equity awards shall immediately become fully vested (iv) up to 18 months of COBRA.

Summary of Employment Agreement with Mr. Jorges Flores

On January 30, 2026, the Company entered into an Executive Employment Agreement with the Company’s chief operating officer, Jorge Flores (the “Flores Employment Agreement”). The Flores Employment Agreement, with an effective date of October 1, 2025, is for a period of three years from the effective date, subject to automatic one-year renewals. For his services, Mr. Flores will receive (i) a base annual salary of $350,000; (ii) an annual target bonus opportunity of up to 45% of base salary based on performance goals consisting of (1) revenues, (2) EBITDA/gross margin and (3) employee retention as set forth in the Flores Employment Agreement, which annual target bonus opportunity and performance goals will be determined annually; (iii) participation in the Company’s 2020 Equity Incentive Plan including a grant of (1) an incentive stock option to purchase 200,000 shares of common stock and (2) 50,000 restricted stock units that vest immediately upon grant. The option shall be subject to service-based vesting with twenty-five percent (25%) of the shares underlying the option vesting on the first anniversary of the date of grant and the remaining seventy-five percent (75%) vesting in thirty-six (36) equal monthly installments. Mr. Flores will be entitled to six (6) weeks of vacation and will be entitled to fringe benefits and perquisites that are made available to other similarly situated executives of the Company, each in accordance with and subject to the eligibility and other provisions of such plans and programs.

The Flores Employment Agreement and his employment thereunder may be terminated by either the Company or Flores at any time and for any reason upon 90 day’s written notice.

(1) If Flores’ employment is terminated by Flores’ failure to renew the agreement, by the Company for cause (as defined in the agreement), or by Flores without good reason (as defined in the agreement), he will paid (i) any earn but unpaid base salary; (ii) any earn but unpaid annual bonus; (iii) unreimbursed business expenses; and (iv) other employee benefits Flores may be entitled to prior to termination (Items (1)(i) through (1)(iv) referred to as “Flores Accrued Amounts”).

(2) If the Company fails to renew the Flores Employment Agreement, Flores’ employment is terminated by the Company without cause (as defined in the Agreement) or due to Flores’ death or disability or by Flore for good reason outside of the change of control Period (as defined in the agreement), Flores shall be entitled to (i) the Flores Accrued Amounts; (ii) a cash severance equal to twelve months of Flores’ then base salary; (iii) annual bonus, if any, that Flores would have earned for the year, pro-rata; (iv) all outstanding unvested restricted stock units, stock options, or other equity awards subject to time-based vesting that are scheduled to vest pursuant to the applicable award agreement during the one year period following termination shall immediately vest; (v) any outstanding unvested restricted stock units, stock options, or other equity awards subject to performance-based vesting shall remain outstanding and eligible to vest in accordance with their respective terms based on actual achievement of the applicable performance criteria but pro-rated; (vi) up to 12 months of COBRA payments; and (vii) the engagement of outplacement service up to $50,000.

(3) In the event that the Company fails to renew the Agreement, Flores’ employment is terminated by the Company without cause or due to Flores’ death or disability or by Flores for good reason within the change of control period, Flores shall be entitled to receive the following severance benefits: (i) the Flores Accrued Amounts; (ii) a cash severance equal to two times Flores’ then base salary and target bonus for the year; (iii) all outstanding unvested restricted stock units, stock options, or other equity awards shall immediately become fully vested and exercisable and (iv) up to 18 months of COBRA.

Summary of Employment Agreement with Ms. Louisa Sanfratello

On January 30, 2026, the Company entered into an Executive Employment Agreement with the Company’s chief financial officer, Louisa Sanfratello (the “Sanfratello Employment Agreement”). The Sanfratello Employment Agreement, with an effective date of October 1, 2025, is a period of three years from the effective date, subject to automatic one-year renewals. For her services, Ms. Sanfratello will receive (i) a base annual salary of $350,000; (ii) an annual target bonus opportunity of up to 45% of base salary based on performance goals consisting of (1) revenues, (2) EBITDA/gross margin and (3) employee retention as set forth in the Sanfratello Employment Agreement, which annual target bonus opportunity and performance goals will be determined annually; (iii) participation in the Company’s 2020 Equity Incentive Plan including a grant of (1) an incentive stock option to purchase 200,000 shares of common stock and (2) 50,000 restricted stock units that vest immediately upon grant. The option shall be subject to service-based vesting with twenty-five percent (25%) of the shares underlying the Option vesting on the first anniversary of the date of grant and the remaining seventy-five percent (75%) vesting in thirty-six (36) equal monthly installments. Ms. Sanfratello will be entitled to six (6) weeks of vacation and will be entitled to fringe benefits and perquisites that are made available to other similarly situated executives of the Company, each in accordance with and subject to the eligibility and other provisions of such plans and programs.

The Sanfratello Employment Agreement and her employment thereunder may be terminated by either the Company or Sanfratello at any time and for any reason upon 90 day’s written notice.

(1) If Sanfratello’ employment is terminated by Sanfratello’ failure to renew the agreement, by the Company for cause (as defined in the agreement), or by Sanfratello without good reason (as defined in the agreement), she will paid (i) any earn but unpaid base salary; (ii) any earn but unpaid annual bonus; (iii) unreimbursed business expenses; and (iv) other employee benefits Sanfratello may be entitled to prior to termination (Items (1)(i) through (1)(iv) referred to as “Sanfratello Accrued Amounts”).

(2) If the Company fails to renew the Sanfratello Employment Agreement, Sanfratello’ employment is terminated by the Company without cause (as defined in the Agreement) or due to Sanfratello’ death or disability or by Sanfratello for good reason outside of the change of control period (as defined in the agreement), Sanfratello shall be entitled to (i) the Sanfratello Accrued Amounts; (ii) a cash severance equal to twelve months of Sanfratello’s then base salary; (iii) pro-rata bonus equal to the annual bonus, if any, that Sanfratello would have earned for the year; (iv) all outstanding unvested restricted stock units, stock options, or other equity awards subject to time-based vesting that are scheduled to vest pursuant to the applicable award agreement during the one year period following termination shall immediately vest; (v) any outstanding unvested restricted stock units, stock options, or other equity awards subject to performance-based vesting shall remain outstanding and eligible to vest in accordance with their respective terms based on actual achievement of the applicable performance criteria but pro-rated; (vi) up to 12 months of COBRA payments; and (vii) the engagement of outplacement service up to $50,000.

(3) In the event that the Company fails to renew the agreement, Sanfratello’s employment is terminated by the Company without cause or due to Sanfratello’s death or disability or by Sanfratello for good reason within the change of control period, Sanfratello shall be entitled to receive the following severance benefits: (i) the Sanfratello Accrued Amounts; (ii) a cash severance equal to two times Sanfratello’s then base salary and target bonus for the year; (iii) all outstanding unvested restricted stock units, stock options, or other equity awards shall immediately become fully vested and exercisable and (iv) up to 18 months of COBRA.

Annual Bonus Plan

On March 10, 2026, pursuant to the recommendation of the Compensation Committee the Board of Director approved the annual performance milestones to determine eligibility for, and the amount of, annual performance bonuses for the named executive officers of the Company for the fiscal year ending 2026 and onward (the “Bonus Plan”). The purpose of the adoption of the Bonus Plan is to incentivize and reward executive officers for achieving specified financial, operational, and strategic objectives.

The Bonus Plan sets the amount of bonus each fiscal year each named executive officer is eligible to receive and the performance criteria for such bonus, which is based on the following three metrics: annual revenue, EBITDA/gross margin, and employee retention. All of the Company’s named executive officers are eligible to participate in the annual bonus plan. The target bonuses set for the named executive officers under the Bonus Plan are as follows: (1) Fawad Maqbool, Chief Executive Officer, 75% of base annual salary and (2) Louisa Sanfratello, Chief Financial Officer, and Jorge Flores, Chief Operating Officer, 45% of base annual salary. The performance weightings for the executive management team are 50% for the revenue metric, 35% for the operating profit metric (based on EBITDA/gross margin) and 15% for employee retention metric. If the performance of any metrics does not meet the applicable minimum threshold for that measure, no award will be earned for that measure. If the minimum threshold is achieved, the target bonus will apply. For each minimum metric obtained, the weighted percentage will apply linearly, then all line metrics percentage achieved are added to calculate final percentage for the final bonus calculation. If the maximum metric performance is achieved, for each metric achieved, 10% will be added to each line metric with the maximum bonus being equal to 105% for Mr. Maqbool, and 75% for Ms. Sanfratello and Mr. Flores.  Calculation of bonus for performance between minimum and maximum thresholds will be determined by linear interpolation. In addition, upon Board approval at the recommendation of the Compensation Committee, a discretionary bonus for a maximum of 85% of annual base salary may also be awarded to Mr. Fawad, and a maximum of 55% of annual base salary may be awarded to Ms. Sanfratello and Mr. Flores.

2026 Grants to Named Executive Officers

Pursuant to the terms of the Executive Employment Agreements, the Company granted each of the Named Executive Officers: (1) an incentive stock option to purchase 200,000 shares of common stock and (2) 50,000 restricted stock units that vest immediately upon grant. The option shall be subject to service-based vesting with twenty-five percent (25%) of the shares underlying the option vesting on the first anniversary of the date of grant and the remaining seventy-five percent (75%) vesting in thirty-six (36) equal monthly installments.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding equity awards for our named executive officers as of the fiscal year ended December 31, 2025.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Fawad Maqbool	November 26, 2021	100,000	–	–	$3.52	November 26, 2026
	June 14, 2022	80,000	20,000	–	$1.72	June 14, 2027
	December 20, 2022	65,000	35,000	–	$1.92	December 20, 2027
	December 20, 2023	50,000	50,000	–	$1.73	December 20, 2028

Louisa Sanfratello	November 26, 2021	50,000	–	–	$3.52	November 26, 2026
	June 14, 2022	40,000	10,000	–	$1.72	June 14, 2027
	December 20, 2022	32,500	17,500	–	$1.92	December 20, 2027
	December 20, 2023	25,000	25,000	–	$1.73	December 20, 2033

Jorge Flores	July 26, 2021	5,000	–	–	$3.88	July 26, 2031
	November 26, 2021	25,000	–	–	$3.52	November 26, 2026
	June 14, 2022	40,000	10,000	–	$1.72	June 14, 2027
	December 20, 2022	32,500	17,500	–	$1.92	December 20, 2027
	December 20, 2023	25,000	25,000	–	$1.73	December 20, 2033

Amended and Restated 2020 Equity Incentive Plan

In October 2020, the Board of Directors and stockholders adopted the “2020 Plan”, effective as of December 14, 2020. Under the 2020 Plan, the Company reserved 1,250,000 shares of common stock to grant shares of common stock to employees and individuals who perform services for the Company. The purpose of the 2020 Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide incentives to individuals who perform services for the Company, and to promote the success of the Company’s business. The 2020 Plan permits the grant of Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and other stock or cash awards as the Board of Directors may determine. In 2023, the Board and the stockholders adopted the Company’s Amended and Restated 2020 Equity Incentive Plan (the “Amended and Restated Plan”), effective as of December 11, 2023. The Amended and Restated Plan is substantially similar to the 2020 Plan except that it increases the shares of our common stock available for issuance thereunder to 2,250,000 shares of common stock.

On October 1, 2025, the Company’s Board unanimously approved an Amendment to the Amended and Restated Plan to increase the number of shares subject to the Amended and Restated Plan by an additional 2,800,000. On December 10, 2025 at the 2025 Annual Meeting of Stockholders, such amendment was approved by the stockholders.

As of December 31, 2025, all outstanding stock options were issued according to the Company’s Amended and Restated Plan, and there remains 3,487,375 shares of common stock available for future issuance under the Amended and Restated Plan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each stockholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of March 19, 2026. Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise indicated below, the address of each person listed in the table below is c/o 155 Plant Avenue, Hauppauge, NY 11788.

	Amount and Nature of Beneficial Ownership Common Stock (1)
Name and Address of Beneficial Owner	No. of Shares		% of Class
Directors and Officers
Fawad Maqbool, Chairman, President, and Chief Executive Officer	3,009,864	(2)	11.74%
Louisa Sanfratello, Chief Financial Officer	207,500	(3)	*
Jorge Flores, Chief Operating Officer	205,500	(4)	*
Daniel Mazziota, Director	316,275	(5)	1.25%
Andrew Lee, Director	75,750	(6)	*
Shailesh “Sonny” Modi, Director	17,000	(7)	*
All officers and directors as a group (6 persons)	3,831,889		14.75%
5% Stockholders
Bard Associates, Inc. 135 South LaSalle Street, Suite 3700 Chicago, IL 60603	1,741,019	(8)	6.87%
The Vanguard Group	1,458,432	(9)	5.76%

*	Less than 1%

1)	Based on 25,331,299 shares of common stock issued and outstanding and common stock issuable upon exercise of vested stock options.
2)	Includes (i) 2,713,864shares of common stock, (ii) options to purchase 295,000 shares of common stock, (iii) right to acquire 500 shares of common stock upon exercise of outstanding Series A Rights and (iv) right to acquire 500 shares of common stock upon exercise of outstanding Series B Rights.
3)	Includes (i) 60,000 shares of common stock and (ii) 147,500 options to purchase shares of common stock.
4)	Includes (i) 76,000 shares of common stock, (ii) 127,500 options to purchase shares of common stock, (iii) right to acquire 1,000 shares of common stock upon exercise of outstanding Series A Rights and (iv) right to acquire 1,000 shares of common stock upon exercise of outstanding Series B Rights.
5)	Includes (i) 264,900 shares of common stock, (ii) 47,375 options to purchase shares of common stock, (iii) right to acquire 2,000 shares of common stock upon exercise of outstanding Series A Rights and (iv) right to acquire 2,000 shares of common stock upon exercise of outstanding Series B Rights.
6)	Includes (i) 60,000 shares of common stock and (ii) 15,750 options to purchase common stock.
7)	Includes 17,000 shares of common stock.
8)	Address is 135 South LaSalle Street, Suite 3700, Chicago, IL 60603. Based on Amendment No. 1 to Schedule 13G filed with the SEC on January 8, 2025. Reflects shared dispositive power of 1,657,154 shares of common stock and 83,865 shares of common stock underlying warrants.
9)	Address is 100 Vanguard Blvd., Malvern, PA 19355. Based on Schedule 13 G filed with the SEC on January 1, 2026, Vanguard Group, Inc. has shared dispositive power of 1,458,432 shares of common stock, and shared power to vote or direct to vote 331,150 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We had no transactions since the beginning of the fiscal year of ended December 31, 2025, and we do not have any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).

Director Independence

Mr. Modi, Mr. Lee and Mr. Mazziota are independent using the definition of independence under NASDAQ Listing Rule 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Paid to the Independent Registered Public Accounting Firm

The following table shows the aggregate fees incurred for professional services provided to us for 2025 and 2024:

	2025	2024
Audit Fees	$282,370	$255,460
Audit-Related Fees	$–	$–
Tax Fees	$8,547	$10,885
All Other Fees	–	–
Total	$290,917	$266,345

Audit Fees

For the years ended December 31, 2025 and 2024, we incurred $282,370 and $255,460, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

For the years ended December 31, 2025 and 2024, we incurred no fees for audit related services.

Tax Fees

For our years ended December 31, 2025 and 2024, we incurred $8,547 and $10,885, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the years ended December 31, 2025 and 2024.

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

The Audit Committee pre-approved all services provided by our independent registered public accounting firm. All the above services and fees during 2025 were pre-approved by our Audit Committee. All the above services in 2025 were reviewed and approved by our Audit Committee either before or after the respective services were rendered.

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this Annual Report.

1.	Report of Independent Registered Public Accounting Firm (PCAOB ID 3627)

2.	Financial Statement Schedules. All schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

Exhibits:

The exhibits required by Item 601 of Regulation S-K are listed below:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of AmpliTech Group, Inc. (incorporated by reference to the Current Report on Form 8-K filed on December 28, 2020)
3.2	Amended and Restated Bylaws of AmpliTech Group, Inc. (incorporated by reference to the Current Report on Form 8-K filed on December 28, 2020)
3.3	Amended and Restated Series A Convertible Preferred Stock Certificate of Designation (incorporated by reference to the Current Report on Form 8-K filed on December 28, 2020)
3.4	Certificate of Amendment, filed with the Secretary of State of Nevada (incorporated by reference to the Current Report on Form 8-K filed on February 19, 2021)
3.5	Certificate of Correction, filed with the Secretary of State of Nevada (incorporated by reference to the Current Report on Form 8-K filed on February 19, 2021)
4.1*	Description of Capital Stock

4.2	Form of Warrant (incorporated by reference to the Current Report on Form 8-K filed on April 15, 2021)
4.3	Form of Transferable Series A Rights Certificate (Incorporated by reference to Exhibit 4.2 to Form 8-K filed with the SEC on October 30, 2025)
4.4	Form of Transferable Series B Rights Certificate (Incorporated by reference to Exhibit 4.3 to Form 8-K filed with the SEC on October 30, 2025)
10.1#*	Amended and Restated 2020 Equity Incentive Plan, as amended
10.2	Asset Purchase Agreement dated November 19, 2021 (incorporated by reference to the Current Report on Form 8-K filed on November 19, 2021)
10.3	Business Loan and Security Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 29, 2024)
10.4	Licensing Product Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 1, 2024)
10.5	Equity Distribution Agreement (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on March 24, 2025)
10.6	Form of Asset Purchase Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 31, 2025)
10.7	Form of Amendment to Asset Purchase Agreement (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on May 15, 2025)
10.8	Bank Loan Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 31, 2025)
10.9	Promissory Note (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 31, 2025)
10.10	Equity Distribution Agreement dated July 22, 2025 ((incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on July 22, 2025)
10.11	Dealer-Manager Agreement (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on October 30, 2025)
10.12	Subscription Agent and Rights Agent Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 30, 2025)
10.13	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 26, 2026)
10.14	Form of Placement Agency Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 26, 2026)
10.15	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on January 26, 2026)
10.16#	Form of Director Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on January 26, 2026)
10.17#	Executive Employment Agreement with Fawad Maqbool (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 2, 2026)
10.18#	Executive Employment Agreement with Louisa Sanfratello (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 2, 2026)
10.19#	Executive Employment Agreement with Jorge Flores incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 2, 2026)
19.1	Form of Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed on March 31, 2025)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed on August 13, 2012)
23.1*	Consent of Sadler, Gibb & Associates, LLC
31.1**	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer
31.2**	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial Officer
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on April 1, 2024)
101. INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101. SCH*	Inline XBRL Taxonomy Extension Schema Document
101. CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101. LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*filed herewith

** furnished herewith

† Pursuant to item 601(b)(10)(iv) of Regulation S-K, certain information has been excluded because it is both not material and the type of information that the registrant treats as private or confidential.

# Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmpliTech Group, Inc.

Date: March 26, 2026	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Fawad Maqbool	President, Chief Executive Officer and	March 26, 2026
Fawad Maqbool	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Louisa Sanfratello	Chief Financial Officer and Secretary	March 26, 2026
Louisa Sanfratello	(Principal Financial and Accounting Officer)

/s/ Andrew Lee	Director	March 26, 2026
Andrew Lee

/s/ Daniel Mazziota	Director	March 26, 2026
Daniel Mazziota

/s/ Shailesh “Sonny” Modi	Director	March 26, 2026
Shailesh “Sonny” Modi

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of AmpliTech Group, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AmpliTech Group, Inc. (“the Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Acquisition of Intangible Assets

Critical Audit Matter Description

As described in Notes 9 and 15 to the consolidated financial statements, the Company acquired intellectual property and customer relationships for consideration of $8.2 million. The Company allocated the consideration between the assets acquired based upon their respective relative fair values, and utilized a Company engaged valuation specialist who derived the fair value of the intellectual property using the multi-period excess earnings model and the fair value of the customer relationships using the distributor method. The methods used to estimate the fair value of acquired intangible assets involve significant assumptions. The significant assumptions applied by management in estimating the fair value of acquired intangible assets included income projections and discount rates.

We identified the acquisition of intangible assets to be a critical audit matter because of the significant estimates and assumptions management made to determine the fair value of the intangible assets. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of valuation methodologies applied and the assumptions used, such as forecasted revenue growth rates, expected EBITDA margins, attrition and obsolescence rates, and estimated discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

●	Obtaining the valuation report prepared by the Company valuation specialist and assessing the qualifications of the specialist.
●	Evaluating and assessing the appropriateness of the valuation methodologies utilized to develop the fair value measurements for the intangible assets.
●	Evaluating the reasonableness of the significant assumptions used in these fair value estimates including forecasted revenue rates, expected EBITDA margins, attrition and obsolescence rates, and estimated discount rates.
●	Evaluating the accuracy and completeness of the financial statement presentation and disclosure of the asset acquisition.

In addition, the audit effort involved the use of professionals with specialized skills and knowledge to assist in evaluating the valuation methodologies deployed and the reasonableness of the significant assumptions used.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2013.

Draper, UT

March 26, 2026

AmpliTech Group, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024
Assets
Current Assets
Cash and cash equivalents	$4,981,091	$19,315,984
Rights offering subscription proceeds in escrow	6,704,304	–
Accounts receivable	3,349,708	1,256,725
Inventories, net	8,908,504	7,588,764
Prepaid expenses and other	1,116,775	169,913
Total Current Assets	25,060,382	28,331,386

Property and equipment, net	2,885,247	2,253,695
Operating lease right-of-use assets	3,873,697	4,399,975
Intangible assets, net	13,144,956	2,366,119
Goodwill	4,696,883	4,696,883
Cost method investment	348,250	348,250
Long-term deposits	1,469,764	824,174

Total Assets	$51,479,179	$43,220,482

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$4,653,382	$941,408
Customer deposits	28,337	128,089
Current portion of financing lease obligations	17,646	16,522
Current portion of operating lease obligations	499,072	449,622
Rights offering subscription liability	6,704,304	–
Contingent liability	3,000,000	–
Total Current Liabilities	14,902,741	1,535,641

Long-term Liabilities
Financing lease obligations, net of current portion	21,386	15,478
Operating lease obligations, net of current portion	3,640,491	4,139,562
Deferred tax liability	52,000	39,000
Total Liabilities	18,616,618	5,729,681

Commitments and Contingencies	–	–

Stockholders’ Equity
Common stock, par value $0.001, 500,000,000 shares authorized, 20,683,095 and 19,656,460 shares issued and outstanding, respectively	20,683	19,656
Additional paid-in capital	60,861,160	58,483,272
Accumulated deficit	(28,019,282)	(21,012,127)

Total Stockholders’ Equity	32,862,561	37,490,801

Total Liabilities and Stockholders’ Equity	$51,479,179	$43,220,482

The accompanying notes are an integral part of these consolidated financial statements.

AmpliTech Group, Inc.

Consolidated Statements of Operations

	For the Years Ended
	December 31,	December 31,
	2025	2024

Revenues	$25,195,930	$9,508,372

Cost of Goods Sold	19,165,917	6,023,265

Gross Profit	6,030,013	3,485,107

Operating Expenses
Selling, general and administrative	10,662,741	7,856,471
Impairment of intangible assets	–	467,928
Research and development	2,687,176	3,590,695
Total Operating Expenses	13,349,917	11,915,094

Loss From Operations	(7,319,904)	(8,429,987)

Other Income (Expense)
Loss on investment in digital assets	–	(3,248,911)
Other income	129,420	716,943
Realized gain on investments	36,016	26,746
Interest income (expense), net	160,313	(292,195)
Total Other Income (Expense)	325,749	(2,797,417)

Net Loss Before Income Taxes	(6,994,155)	(11,227,404)

Provision For Income Taxes	13,000	15,000

Net Loss	$(7,007,155)	$(11,242,404)

Net Loss Per Share:
Basic and diluted	$(0.33)	$(1.04)

Weighted-Average Common Shares Outstanding:
Basic and diluted	20,989,855	10,782,973

The accompanying notes are an integral part of these consolidated financial statements.

AmpliTech Group, Inc.

Consolidated Statements of Stockholders’ Equity

For The Years Ended December 31, 2025 and 2024

	Common Stock		Additional		Total
	Number of	Par	Paid-In	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2023	9,714,613	$9,715	$36,439,739	$(9,769,723)	$26,679,731

Stock based compensation	–	–	517,781	–	517,781

Common stock issued for vesting of RSUs	55,000	55	(55)	–	–

Common stock issued in offering	9,886,847	9,886	21,525,807	–	21,535,693

Net loss for the year ended December 31, 2024	–	–	–	(11,242,404)	(11,242,404)

Balance, December 31, 2024	19,656,460	$19,656	$58,483,272	$(21,012,127)	$37,490,801

Stock based compensation	–	–	544,188	–	544,188

Common stock exercised	64,500	64	124,296	–	124,360

Common stock issued for purchase asset acquisition	914,635	915	1,709,452	–	1,710,367

Common stock issued for vesting RSUs	47,500	48	(48)	–	–

Net loss for the year ended December 31, 2025	–	–	–	(7,007,155)	(7,007,155)
	20,683,095	$20,683	$60,861,160	$(28,019,282)	$32,862,561

The accompanying notes are an integral part of these consolidated financial statements.

AmpliTech Group, Inc.

Consolidated Statements of Cash Flows

	For The Years Ended
	December 31,	December 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(7,007,155)	$(11,242,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,292,556	538,759
Operating lease costs	526,278	532,065
Stock-based compensation	544,188	517,781
Amortization of debt discount	–	260,000
Inventory reserve	157,000	(84,000)
Loss on investment of digital assets	–	3,248,911
Deferred taxes	13,000	15,000
Impairment of intangible assets	–	467,928
Changes in Operating Assets and Liabilities:
Accounts receivable	(2,092,983)	1,285,985
Inventories	(1,476,740)	(967,186)
Prepaid expenses and other	(946,862)	1,167,949
Long-term deposits	(1,355,590)	(732,693)
Accounts payable and accrued expenses	2,211,974	95,229
Customer deposits	(99,752)	113,850
Operating lease obligations	(449,621)	(512,888)
Net cash used in operating activities	(8,683,707)	(5,295,714)

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,015,710)	(42,920)
Purchase of intangible assets	(1,240,000)	–
Cash paid for intangible asset acquisition	(3,500,000)	–
Purchase of investment in digital assets	–	(3,248,911)
Net cash used in investing activities	(5,755,710)	(3,291,831)

Cash Flows from Financing Activities:
Net proceeds from issuance of common shares in private offering	–	21,535,693
Net proceeds from notes payable	–	1,274,000
Proceeds from exercise of stock options	124,360	–
Rights offering subscription proceeds in escrow	6,704,304	–
Repayment of finance lease obligations	(19,836)	(17,336)
Repayment of notes payable	–	(1,614,841)
Net cash provided by financing activities	6,808,828	21,177,516

Net change in cash and cash equivalents	(7,630,589)	12,589,971

Cash, Cash Equivalents, and Restricted Cash
Beginning of the Period	19,315,984	6,726,013
End of the Period	$11,685,395	$19,315,984

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$4,981,091	$19,315,984
Rights offering proceeds in escrow	6,704,304	–
Total cash, cash equivalents, and restricted cash	$11,685,395	$19,315,984

Supplemental disclosures:
Cash paid for interest expense	$17,589	$298,811
Cash paid for income taxes	$14,899	$8,632

Non-Cash Investing and Financing Activities:
Common stock issued on vesting of RSUs	$48	$55
Debt discount on notes payable	$–	$260,000
Long-term deposits applied to intangible asset acquisition	$710,000	$–
Operating lease right-of-use asset and liability measurement	$–	$1,393,242
Contingent consideration for intangible asset acquisition	$3,000,000	$–
Acquisition of intangible assets recorded in accounts payable	$1,500,000	$–
Fair value of common stock issued for intangible asset acquisition	$1,710,367	$–
Financed purchases of property and equipment	$26,868	$–

The accompanying notes are an integral part of these consolidated financial statements.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

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

For the Years Ended December 31, 2025 and 2024

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

On March 26, 2025, we entered into an asset purchase agreement, as amended by that certain amendment dated April 15, 2025, with Titan, and its affiliate (as amended, the “Titan APA”) to purchase certain assets including intellectual property used in developing, manufacturing, marketing and selling products that use radio frequency technology (“5G ORAN radio products). The aggregate purchase price for the assets is $8,000,000, which consists of $4,000,000 in cash and $4,000,000 in restricted shares of common stock. Upon the procurement of the Initial Purchase Order and receipt of assurance of the Subsequent Purchase Orders (the “First Milestone”), the Company issued 914,635 shares of restricted common stock to Titan at $1.64 per share, based on the 30-day volume weighted-average price (“VWAP”). The fair value of the common stock issued was $1,710,367 based on the closing stock price on April 24, 2025 of $1.87 per share. These shares, together with $3.5 million in cash paid at closing, represented the initial consideration (the “First Milestone”) under the APA. The remaining $500,000 in cash to be paid and $2,500,000 in shares of restricted common stock will be issued to Titan upon the transfer and approval of the 5G ORAN radio products’ technology and intellectual property rights by Titan to the Company (the “Second Milestone”). The Second Milestone is expected to be achieved towards the second quarter of 2026 and is recorded as a contingent liability of $3,000,000 as of December 31, 2025.

(2) Tariffs

In 2025, the United States announced tariffs on imports from a broad range of countries, including the European Union, Canada, Mexico, and China. As of December 31, 2025, the U.S. has implemented country-specific trade agreements with key partners including the European Union, Japan, and the United Kingdom, providing for modified tariff structures and industry-specific exemptions. The U.S. continues to negotiate trade agreements with other countries, including China, which currently have varying reciprocal tariffs. On February 20, 2026, the U.S. Supreme Court invalidated many of the global tariffs previously imposed under the International Emergency Economic Powers Act of 1977 (the “IEEPA”) and the U.S. Customs and Border Protection subsequently announced that IEEPA-based tariff provisions would be terminated effective February 24, 2026. However, tariffs imposed under other authorities, including Section 232 of the Trade Expansion Act of 1962 and Section 301 of the Trade Act of 1974, remain in effect, and the U.S. government has indicted that it may pursue additional or replacement tariffs under alternative legal authorities, including temporary measures under Section 122 of the Trade Act of 1974. If maintained, these announced new tariffs, as well as related measures that could be taken by other countries and the potential escalation of trade disputes, are expected to affect our business and results of operations.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(3) Loss in Investment of Digital Assets

During the three months ending March 31, 2024, the Company made several transactions in digital currency in the total amount of approximately $3.25 million. The Company believes that it was fraudulently induced to hold its digital currency with a custodian whom the Company believed to be valid but no longer exists. The Company has taken steps in an attempt to seek recovery of the funds including discussions with local, federal, and international law enforcement agencies and private consultants and has conducted a review of its processes and procedures related to this investment. At the present time, the Company is not aware of and does not expect any additional losses arising out or relating to the above-described investment. In addition, the Company does not believe that the Company’s systems, records, or other assets were otherwise affected or compromised in connection with these investments.

As a result of the fraudulent digital currency transactions noted above, the Company was a victim of a cyber phishing scam that defrauded the Company. During the year ended December 31, 2024, the Company recorded a complete loss from the investment in digital assets of $3,248,911. As of December 31, 2025, the remaining balance of digital assets was $0.

(4) Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments and marketable securities that have original maturities of less than three months, when purchased, to be cash equivalents. As of December 31, 2025, the Company’s cash and cash equivalents were deposited in five financial institutions.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

The Company’s policy is to place its cash and cash equivalents with high-quality, major financial and investment institutions to limit the amount of credit exposure. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Additionally, cash and cash equivalents maintained with investment institutions are insured by the Securities Investor Protection Corporation (“SIPC”) up to $500,000, which includes a $250,000 limit for cash. The investment institution also provides additional “excess of SIPC” coverage, which insures up to $600 million. On December 31, 2025 and 2024, the Company had $682,179 and $18,749,154, respectively, in excess of FDIC, SIPC, and excess SIPC insured limits, respectively. The Company has not experienced any losses in such accounts.

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

An allowance of $0 has been recorded on December 31, 2025 and 2024, respectively.

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

As of December 31, 2025 and 2024, the reserve for inventory obsolescence was $1,219,000 and $1,062,000, respectively.

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

For the Years Ended December 31, 2025 and 2024

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

Long-Lived Assets

The Company reviews the carrying value of long-lived assets, including property and equipment, right-of-use (“ROU”) assets, long-term deposits, and definite-lived intangible assets for impairment in accordance with ASC Topic 360, “Property, Plant, and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These events and circumstances may include significant decrease in the market price of the asset or asset group, significant changes in the extent or manner in which an asset or asset group is being used or in its physical condition, a significant change in the business climate or legal factors, a history or forecast of operating losses or negative cash flows, significant disposal activity, or a significant decline in revenue or adverse changes in the economic environment.

If indicators of impairment are present, the Company evaluates the recoverability by comparing the carrying amount of an asset or asset group to the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the carrying amount exceeds the estimated undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and the estimated fair value of the asset or asset group, determined using appropriate valuation methodologies, including the use of discounted cash flow.

During the years ended December 31, 2025 and 2024, the Company recorded impairment charges of $0 and $476,928, respectively, related to long-lived assets.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

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

We estimate the fair value of our reporting units and indefinite-lived intangible assets based on the present value of estimated future cash flows. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate the future cash flows used to measure fair value. Our estimates of future cash flows consider past performance, current and anticipated market conditions and internal projections and operating plans. Additional assumptions include forecasted growth rates, estimated discount rates, and estimated royalty rates for our indefinite-lived intangible assets. There were no indicators of impairment identified during the years ended December 31, 2025 and 2024.

Investment Policy-Cost Method

Investments consist of non-controlling equity investments in privately held companies. The Company elected the alternative measurement for these investments without readily determinable fair values and for which the Company does not control or have the ability to exercise considerable influence over operating and financial policies. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, adjusted for observable price changes of similar investments of the same issuer. Fair value is not estimated for these investments if there are no identified events or changes in circumstances that may influence the fair value of the investment. Under this method, the Company’s share of the earnings or losses of such investee companies is not included in the consolidated balance sheet or consolidated statements of operations. The Company held $348,250 investments without readily determinable fair values on December 31, 2025 and 2024, respectively (see Note 10). These investments are included in other assets on the consolidated balance sheets. There were no indicators of impairment during the years ended December 31, 2025 and 2024.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

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

For the Years Ended December 31, 2025 and 2024

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

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of December 31, 2025, contained a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, rebates, discounts, and other adjustments. The estimates of variable considerations are based on historical payment experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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

Shipping and Handling

Shipping and handling charges are generally incurred at the customer’s expense. However, when billed to our customers, shipping and handling charges are included in net sales for the applicable period, and the corresponding shipping and handling expenses are reported in the cost of sales.

Research and Development

In accordance with ASC Topic 730, “Research and Development,” the Company expenses research and development costs as incurred. The major components of research and development costs include payroll, consultants, outside service, and supplies.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

Research and development costs for the years ended December 31, 2025 and 2024 were $2,687,176 and $3,590,695 respectively.

Income Taxes

The Company’s deferred tax assets and liabilities for the expected future tax consequences of events have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using tax rates enacted in effect in the years in which the differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2025 and 2024, the Company had no material unrecognized tax benefits.

Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted loss per share is calculated by adjusting the weighted-average number of shares of common stock outstanding for the dilutive effect, if any, of common stock equivalents. Common stock equivalents whose effect would be anti-dilutive are not included in diluted loss per share. The Company uses the treasury stock method to determine the dilutive effect, which assumes that all common stock equivalents have been exercised at the beginning of the period and that the funds obtained from those exercises were used to repurchase shares of common stock of the Company at the average closing market price during the period. As of December 31, 2025 and 2024, there were 4,550,942 and 4,594,442 respectively, potential common share equivalents from stock options excluded from the diluted loss per share calculations as their effect is anti-dilutive.

In connection with the Company’s Rights Offering, the weighted-average common shares outstanding for all periods presented have been retroactively adjusted to reflect a bonus element identified. See Note 14 for additional information.

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

For the Years Ended December 31, 2025 and 2024

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

Sales to the Company’s largest customer represented approximately 42.86% and 13.97% of total sales for the years ending December 31, 2025 and 2024, respectively.

As of December 31, 2025 and 2024, there were two vendors that accounted for 58.28% and 12.94%, and 33.05% and 11.69%, respectively of total components parts purchased.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures by requiring; (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements (see Note 13 for further details).

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In September 2025, the FASB issued ASU 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. This guidance removes all references to project stages throughout ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. Under the new standard, cost capitalization should only commence when an entity has committed to funding a software project and it is probable the project will be completed, and the software will be used for its intended function. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Entities may apply the guidance using a prospective, retrospective or modified transition approach. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

The Company currently believes there are no other issued and not yet effective accounting standards that are materially relevant to its consolidated financial statements.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(5) Revenues

The following table presents sales disaggregated based on geographic regions and for the years ended:

	December 31,	December 31,
AmpliTech Inc. and Specialty Microwave	2025	2024
Domestic sales	$5,013,803	$2,660,340
International sales	11,952,321	940,135
Total sales	$16,966,124	$3,600,475

Spectrum
Domestic sales	$5,644,104	$4,088,483
International sales	2,585,702	1,819,414
Total sales	$8,229,806	$5,907,897

Total sales for the years ended December 31, 2025 and 2024 were $25,195,930 and $9,508,372.

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

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

The following table presents summary information by segment for the year ended December 31, 2025:

	Manufacturing and Engineering	Distribution	Corporate	Total
Revenue	$16,966,124	$8,229,806	$–	$25,195,930
Cost of goods sold	14,450,292	4,715,625	–	19,165,917
Net income (loss)	(5,888,253)	847,047	(1,965,949)	(7,007,155)
Research and development (1)	2,687,176	–	–	2,687,176
Total assets	17,687,839	16,870,888	16,920,452	51,479,179
Depreciation and amortization	676,968	117,990	497,598	1,292,556
Interest income, net	127,774	–	32,539	160,313

The following table presents summary information by segment for the year ended December 31, 2024:

	Manufacturing and Engineering	Distribution	Corporate	Total
Revenue	$3,600,475	$5,907,897	$–	$9,508,372
Cost of goods sold	3,227,140	2,796,125	–	6,023,265
Net income (loss)	(7,379,725)	1,146,548	(5,009,227)	(11,242,404)
Research and development (2)	3,590,695	–	–	3,590,695
Total assets	27,344,872	15,821,000	54,410	43,220,482
Depreciation and amortization	418,733	120,026	–	538,759
Interest expense, net	25,216	–	266,979	292,195

(1)	Research and development for the year ending December 31, 2025 was comprised of $858,325 of 5G expenses and $1,828,851 of MMIC design expenses.

(2)	Research and development for the year ending December 31, 2024 was comprised of $2,030,071 of 5G expenses and $1,560,624 of MMIC design expenses.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(7) Inventories

The inventory consists of the following at December 31, 2025 and 2024, respectively:

	December 31,	December 31,
	2025	2024

Raw materials	$1,584,086	$1,261,307
Work-in progress	298,685	190,818
Finished goods	7,916,015	7,198,639
Finished goods in transit	328,718	–
Subtotal	10,127,504	8,650,764
Less: reserve for obsolescence	(1,219,000)	(1,062,000)
Total	$8,908,504	$7,588,764

(8) Property and Equipment

Property and Equipment consisted of the following at December 31, 2025 and 2024, respectively:

	December 31,	December 31,
	2025	2024

Lab equipment	$4,333,676	$3,429,447
Manufacturing equipment	129,745	129,745
Automobiles	7,335	7,335
Computer equipment and software	229,656	146,785
Leasehold improvements	87,322	84,172
Furniture and fixtures	222,971	170,643
Subtotal	5,010,705	3,968,127
Less: accumulated depreciation	(2,125,458)	(1,714,432)
Total	$2,885,247	$2,253,695

Depreciation expense for the years ended December 31, 2025 and 2024 was $411,026 and $388,673 respectively, of which $292,018 and $308,071, respectively were included in cost of goods sold.

Property and equipment purchased in the amount of $80,426 under financing leases are included in the totals above (See Note 11).

Disposal of property and equipment as of December 31, 2025 and 2024 was $0 and $61,133, respectively.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

Lab equipment of $432,000 was purchased as part of the licensing agreement (See Note 9).

(9) Goodwill and Intangible Assets

Goodwill

Goodwill is related to the acquisition of Spectrum Semiconductor Materials Inc. on December 15, 2021. Goodwill is primarily related to expected improvements and technology performance and functionality, as well as sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. Goodwill is generally not amortizable for tax and financial statement purposes. As of December 31, 2025 and 2024, goodwill was $4,696,883, respectively.

Other Intangible Assets

Intellectual property and customer relationships of approximately $8,210,367 was acquired through the Titan asset acquisition and will be used in the development and manufacturing of 5G Oran products. As of December 31, 2025, total consideration consisted of cash of $3,500,000, 914,635 shares of common stock with a fair value of $1,710,367 and a contingent liability of $3,000,000. Please refer to Note 15 for the description of the intangible asset acquisition.

In September 2025, additional IP assets of $2,200,000 were acquired to support 5G development and strengthen our technology portfolio. This acquisition was financed through a cash payment of $800,000, with the remaining balance recorded in accounts payable at December 31, 2025.

On July 26, 2024, the Company’s AGTGSS division entered into a licensing product agreement, which was amended as of September 12, 2025. Under the terms of the agreement, the licensor agreed to an exclusive United States distribution and global licensing rights for certain 5G telecom equipment for 24 months for the purpose of marketing, selling, renting, deployment and maintenance of the licensed products with the Company. For services, the Company will pay the Licensor certain software IP license fees and product certification support in the amount of $1,790,000. As of December 31, 2025, the $1,790,000 payment was recorded as follows; $1,250,000 was allocated towards this licensing agreement of which $710,000 was paid in 2024, $432,000 for lab equipment (See Note 8) and $108,000 in certification fees, which was recorded in research and development on the income statement.

Intangible assets consisted of the following at December 31, 2025:

	Gross Carrying	Accumulated		Weighted
	Amount	Amortization	Net	Average Life
Indefinite-lived intangibles
Trade name	$514,284	$–	$514,284	Indefinite
Total Indefinite-lived intangibles	514,284	–	$514,284

Definite-lived intangibles
Intellectual property	9,080,288	483,654	8,596,634	10.42
Customer relationships	3,508,710	516,339	2,992,371	13.83
Licenses	1,250,000	208,333	1,041,667	1.70
Total definite-lived intangibles	13,838,998	1,208,326	12,630,672

Total intangible assets	$14,353,282	$1,208,326	$13,144,956

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

Intangible assets consisted of the following at December 31, 2024:

	Gross Carrying	Accumulated		Weighted
	Amount	Amortization	Net	Average Life
Trade name	$514,284	$–	$514,284	Indefinite
Customer relationships	2,178,631	326,796	1,851,835	16.97

Total	$2,692,915	$326,796	$2,366,119

Amortization expense for the years ended December 31, 2025 and 2024 was $881,530 and $150,086, respectively.

Intangible asset impairments, consisting of trade name, customer relationships and intellectual property related to the purchase of Specialty Microwave, for the years ended December 31, 2025 and 2024, were $0 and $467,928, respectively.

Annual amortization of intangible assets are as follows:

2026	$1,680,328
2027	1,471,995
2028	1,055,328
2029	1,055,328
2030	1,055,328
Thereafter	6,312,365
$12,630,672

(10) Cost Method Investment

On June 10, 2021, the Company entered into a membership interest purchase agreement with SN2N, LLC for an aggregate purchase price of $350,000, to be paid in four tranches. Each tranche represented a 5% membership interest, and in aggregate a 20% membership interest. On June 15, 2022, an amendment to the membership interest purchase agreement was made to reflect a 19.9% membership interest. Considering this amendment, the Company overpaid $1,750 for the membership interest and was subsequently reimbursed. As of December 31, 2025, the Company has maintained an investment of $348,250 for a 19.9% membership interest.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(11) Leases

The following were included in our balance sheet as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Operating leases
Assets
ROU operating lease assets	$3,873,697	$4,399,975

Liabilities
Current portion of operating lease	$499,072	$449,622
Operating lease, net of current portion	$3,640,491	$4,139,562
Total operating lease liabilities	$4,139,563	$4,589,184

Financing leases
Assets
Property and equipment, gross	$80,426	$234,036
Accumulated depreciation	(41,848)	(190,217)
Property and equipment, net	$38,578	$43,819

Liabilities
Current portion of financing lease	$17,646	$16,522
Financing lease, net of current portion	$21,386	$15,478
Total financing lease liabilities	$39,032	$32,000

The weighted-average remaining lease term and weighted-average discount rate on December 31, 2025 and 2024 are as follows:

Weighted-average remaining lease term (years)	December 31, 2025	December 31, 2024
Operating leases	7.02	7.95
Financing leases	2.59	2.08
Weighted-average discount rate
Operating leases	6.30%	6.40%
Financing leases	7.52%	4.65%

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

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

On December 15, 2021, the Company assumed the SSM lease agreement for office and warehouse space in San Jose, CA, with the same terms and conditions. Effective February 1, 2020, the lease term will expire on January 31, 2025, with a base rent of $24,234 for the first 12 months and increases by approximately 3% every year. On September 6, 2024, the lease was amended extending the lease term to March 31, 2030, while maintaining the base rent of $24,234 and 3% increases for each year thereafter.

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

The following table reconciles future minimum operating lease payments to the discounted lease liability as of December 31, 2025:

2026	$743,301
2027	757,493
2028	779,311
2029	781,351
2030	510,606
Thereafter	1,470,323
Total lease payments	5,042,385
Less imputed interest	(902,822)
Total lease obligations	4,139,563
Less current obligations	(499,072)
Long-term lease obligations	$3,640,491

Finance Lease

The Company entered into several 60-month lease agreements to finance certain laboratory and office equipment. As such, the Company has accounted for these transactions as a finance lease.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

The following table reconciles future minimum finance lease payments to the discounted lease liability as of December 31, 2025:

2026	$20,082
2027	12,094
2028	8,100
2029	3,375
Total lease payments	43,651
Less imputed interest	(4,619)
Total lease obligations	39,032
Less current obligations	(17,646)
Long-term lease obligations	$21,386

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

The Revolving Line of Credit is evidenced by a promissory note, which is due on demand, or if there is no demand, then on March 1, 2026, unless extended, modified or renewed (the “Note”). The Company has agreed to pay regular monthly payments of all accrued unpaid interest due as of each payment date, beginning April 1, 2025, with all subsequent interest payments to be due on the same day of each month thereafter. The Note bears a variable interest rate based on changes in the Wall Street Journal Prime Rate as published in the Wall Street Journal from time to time, plus 1.000%, provided however, under no circumstances will the interest rate be less than 6.250% per annum or more than the maximum rate allowed by applicable law. Late payment is subject to a fee of 5.000% of the regularly scheduled payment. In the event of default, the Note bears an interest at a rate per annum equal to 5.000% above the rate that is otherwise applicable to such amounts. As of December 31, 2025, the outstanding balance on the Revolving Line of Credit was $0. The Company did not renew the revolving line of credit upon expiration.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(13) Income Taxes

As of December 31, 2025 and 2024, the Company had net operating loss carry forwards of $25.0 million and $11.6 million, respectively, that may be available to reduce future years’ taxable income indefinitely. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur. Accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. For the years ending December 31, 2025 and 2024, the Company reflects a deferred tax liability in the amount of $52,000 and $39,000 respectively, due to the future tax liability from an asset with an indefinite life known as a “naked credit.” The future tax liability from this indefinite lived asset can be offset by up to 80% of net operating loss carryforwards created after 2017. The remaining portion of the future tax liability from indefinite lived assets cannot be used to offset definite lived deferred tax assets.

The components for the provision of income taxes include the following:

	December 31, 2025	December 31, 2024
Current federal and state	$–	$–
Deferred federal and state	13,000	15,000
Total provision for income taxes	$13,000	$15,000

A reconciliation of the statutory US federal income tax rate to the Company’s effective income tax rate is as follows:

	December 31, 2025		December 31, 2024
	Amount	%	Amount	%
Federal tax	$(1,464,000)	21.0%	$(2,357,000)	21.0%
State tax	(56,000)	0.8%	(92,000)	0.8%
Permanent items	5,000	(0.1)%	6,000	(0.1)%
Valuation allowance	1,528,000	(21.9)%	2,458,000	(21.9)%
Effective income tax rate	$13,000	(0.2)%	15,000	(0.2)%

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The Company has a net cumulative deferred tax liability of $52,000. The major components of deferred tax assets and liabilities are as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets
Inventory obsolescence	$266,000	$232,000
ROU assets	6,000	40,000
Stock-based compensation	346,000	227,000
Research and development	–	588,000
Loss carryforward	5,450,000	3,474,000
Valuation allowance	(5,790,000)	(4,315,000)
Total deferred tax assets	$278,000	$246,000

Deferred tax liabilities
Fixed assets	$(70,000)	$(120,000)
Cost method investment	(29,000)	(29,000)
Intangible assets	(231,000)	(136,000)
Total deferred tax liabilities	$(330,000)	$(285,000)

Total net deferred income tax liabilities	$(52,000)	$(39,000)

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

For the Years Ended December 31, 2025 and 2024

Common Stock:

The Company originally authorized 50,000,000 shares of common stock with a par value of $0.001. Effective May 20, 2014, the Company increased its authorized shares of common stock from 50,000,000 to 500,000,000.

On February 17, 2021, AmpliTech Group Inc., common stock and warrants under the symbols “AMPG” and “AMPGW”, respectively, commenced trading on NASDAQ.

On May 20, 2022, 30,000 restricted stock units at an exercise price of $1.96 were issued to a board advisor. Vesting occurred in equal quarterly installments of 2,500 shares beginning on May 20, 2022. The final installment of 2,500 shares was issued on February 20, 2025 and as of December 31, 2025, the entire 30,000 shares of common stock were issued.

On April 24, 2025, the Company issued Titan Crest, LLC, 914,635 shares of restricted common stock at $1.64 per share, which is based on the volume weighted-average price of the Company’s common stock over the preceding thirty (30) trading days from the date the initial milestone relating to the Titan APA was achieved. The fair value of the common stock issued was $1,710,367 based on the closing stock price on April 24, 2025 of $1.87 per share.

During the month of September 2025, employees exercised a total of 53,000 stock options at various exercise prices ranging from $1.73 to $1.96 per share, resulting in total proceeds of $102,240.

During the month of October 2025, employees exercised a total of 11,500 stock options at various exercise prices ranging from $1.92 to $1.96 per share, resulting in total proceeds of $22,120.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

On September 9, 2024, the Company entered into a Securities Purchase Agreement with a single institutional investor to sell 1,369,488 shares of the Company’s common stock, par value $0.001 per share at a per share price of $0.7302. The closing of the offer occurred on September 11, 2024. The gross proceeds to the Company from this offering was approximately $1 million, before deducting placement agent’s fees and other offering expenses payable by the Company of approximately $180,000.

On November 24, 2024, the Company entered into a Securities Purchase Agreement with three institutional investors pursuant to which the Company agreed to sell in a registered direct offering, 1,425,377 shares of the Company’s common stock, par value $0.001 per share, at a per share price of $0.92 and prefunded warrants of 177,882 shares of common stock, at $0.919 per prefunded warrant. The closing of the registered direct offer occurred on November 26, 2024. The exercise price of each Prefunded Warrant is $0.001 and 177,882 warrants were exercised in full immediately. The gross proceeds to the Company from the offering was approximately $1,474,998, before deducting placement agent’s fees and other offering expenses payable by the Company of approximately $200,000.

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

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

On December 19, 2024, the Company granted restricted stock awards under the Company’s 2020 Plan to directors of the Company for an aggregate of 45,000 shares of common stock (15,000 each) valued at $90,000. These restricted stock awards were vested immediately.

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

On December 12, 2025, the Company granted restricted stock awards under the Company’s 2020 Plan to directors of the Company for an aggregate of 45,000 shares of common stock (15,000 each) valued at $138,600. These restricted stock awards were vested immediately.

Rights Offering

In October 30, 2025, the Company commenced a Rights Offering pursuant to which it distributed in the form of a dividend, at no charge, transferable unit subscription rights (the “Unit Subscription Rights”) entitling holders of Company’s common stock, and certain eligible warrant holders (pursuant to contractual rights) as of the record date of 5:00 p.m., Eastern time, on November 10, 2025, to purchase units (“Units”) at a subscription price of $4.00 per Unit (“Unit Subscription Price”). Each Unit consisted of one share of common stock, one Series A right to purchase one share of common stock (“Series A Right”), and one Series B right to purchase one share of common stock (“Series B Right” and, together with the Series A Right, collectively the “Series Rights”).

The Series Rights were to be issued upon the closing of the Rights Offering and are exercisable commencing on their date of issuance and will continue to be exercisable until their respective expiration dates. However, the issuance of the common stock underlying the Series Rights will only occur upon each respective Series Rights’ expiration date. The exercise price of the Series Rights is equal to (i) in the case of the Series A Rights, $5.00 per share until they expire on July 18, 2026; and (ii) in the case of the Series B Rights, $6.00 per share until it expires on November 20, 2026.

In connection with the Rights Offering, the Company entered into a dealer-manager agreement dated October 30, 2025 with Moody Capital (the “Dealer Manager Agreement”). Pursuant to the Dealer Manager Agreement, the Company agreed to pay Moody Capital a cash fee equal to 7.0% of the proceeds of the Rights Offering from the exercise of the Unit Subscription Rights and the Series Rights; provided however, if the aggregate subscription proceeds equal more than $10 million but less than $20 million, the Company agreed to pay Moody Capital a cash fee equal to 6.0%; provided further, if the aggregate subscription proceeds equal less than $10 million, the Company agreed to pay Moody Capital a cash fee equal to 5.0%. The Company also paid Moody Capital an out-of-pocket accountable expense allowance of $35,000.

In connection with the Rights Offering, the Company entered into a Subscription Agent and Rights Agent Agreement, dated October 30, 2025, with VStock Transfer, LLC (“Subscription Agent”) to provide subscription agent services for the Unit Subscription Rights and Series Rights with respect to the Rights Offering.

No shares of common stock and no Series Rights were issued as of December 31, 2025. As of December 31, 2025, the Company had received aggregate subscription proceeds of $6,704,304 from holders who exercised their Unit Subscription Rights prior to year-end. These proceeds were held by Citizens Bank, N.A. as escrow agent and were not available for general corporate use. The Company has presented these funds as “Subscription proceeds held in escrow” within current assets and “Subscription liability” within current liabilities on the consolidated balance sheet as of December 31, 2025. The Rights Offering closed on January 14, 2026. (See Note 16 for additional details.)

The Company evaluated the Unit Subscription Rights, Series A Rights, and Series B Rights as freestanding equity instruments under ASC 480, “Distinguishing Liabilities from Equity”, and ASC 815-40, “Derivatives and Hedging—Contracts in an Entity’s Own Equity,” and determined that all instruments qualify for equity classification. Upon closing, gross proceeds were allocated among the common stock, Series A Rights, and Series B Rights components using the relative fair value method under, with the fair values of the Series Rights determined using the Black-Scholes option pricing model as of each respective closing date.

In connection with the Rights Offering, the Company determined that a bonus element existed under ASC Topic 260 “Earnings Per Share,” because the implied subscription price attributable to the common stock component of the $4.00 Unit price, after deducting the fair values of the Series A Right and Series B Right as of November 6, 2025, the last trading day prior to the November 7, 2025 ex-dividend date, was below the market price of the Company’s common stock on that date. Accordingly, the weighted-average common shares outstanding for all periods presented prior to the ex-dividend date have been retroactively adjusted by a factor of 1.03 in accordance with ASC 260-10-55-14.

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

On October 1, 2025, the Company’s Board unanimously approved, an Amendment to the Amended and Restated 2020 Equity Incentive Plan (“Amended and Restated Plan”) to increase the number of shares subject to the Amended and Restated Plan by an additional 2,800,000. On December 10, 2025 at the 2025 Annual Meeting of Stockholders, such amendment was approved by the stockholders.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

As of December 31, 2025, all outstanding stock options were issued according to the Company’s 2020 Plan, and there remained 3,487,375 shares of common stock available for future issuance under the 2020 Plan.

Stock Options:

On February 7, 2025, the Company granted an employee ten-year stock options to purchase 25,000 shares of common stock according to the Company’s 2020 Plan, of which 12,500 vest immediately and the balance will vest on January 31, 2026. The stock options have an exercise price of $2.32 per share. The Company has calculated these options with an estimated fair market value at $50,600 using the Black-Scholes model, with the following assumptions: expected term of 5.49 years, stock price of $2.32, exercise price of $2.32, volatility of 124.6%, risk-free rate of 4.34%, and no forfeiture rate.

On June 17, 2025, the Company granted a board advisor ten-year stock options to purchase 10,000 shares of common stock according to the Company’s 2020 Plan, of which 2,500 vest immediately and the balance will vest in quarterly installments over a one-year period commencing on June 17, 2025. The stock options have an exercise price of $1.97 per share. The Company has calculated these options estimated fair market value at $17,000 using the Black-Scholes model, with the following assumptions: expected term of 5.38 years, stock price of $1.97, exercise price of $1.97, volatility of 123.4%, risk-free rate of 3.99%, and no forfeiture rate.

On July 28, 2025, the Company granted an employee ten-year stock options to purchase 1,000 shares of common stock according to the Company’s 2020 Plan, of which 50 vest immediately and the balance will vest in quarterly installments over a ten-year period commencing on July 28, 2025. The stock options have an exercise price of $3.19 per share. The Company has calculated these options with an estimated fair market value at $2,900 using the Black-Scholes model, with the following assumptions: expected term of 7.38 years, stock price of $3.19, exercise price of $3.19, volatility of 123.5%, risk-free rate of 4.18%, and no forfeiture rate.

On January 9, 2024, the Company granted a consultant ten-year stock options to purchase 2,500 shares of common stock according to the Company’s 2020 Plan. The stock options vested immediately, with an exercise price of $1.86 per share. The Company has calculated these options with estimated fair market value at $3,800 using the Black-Scholes model, with the following assumptions: expected term of 5.00 years, stock price of $1.86, exercise price of $1.86, volatility of 116.1%, risk-free rate of 3.97%, and no forfeiture rate.

On January 16, 2024, the Company granted an employee ten-year stock options to purchase 5,000 shares of common stock according to the Company’s 2020 Plan. The stock options vest in equal quarterly installments over five years commencing on April 16, 2024, with an exercise price of $1.93 per share. The Company has calculated these options with an estimated fair market value at $8,800 using the Black-Scholes model, with the following assumptions: expected term of 7.51 years, stock price of $1.93, exercise price of $1.93, volatility of 120.1%, risk-free rate of 4.01%, and no forfeiture rate.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

On January 25, 2024, the Company granted an independent contractor ten-year stock options to purchase 50,000 shares of common stock according to the Company’s 2020 Plan. 20,000 stock options were vested immediately and the balance of 30,000 shall vest in equal quarterly installments over three years commencing on June 30, 2024, with an exercise price of $2.19 per share. The Company has calculated these options with an estimated fair market value at $98,600 using the Black-Scholes model, with the following assumptions: expected term of 10.00 years, stock price of $2.19, exercise price of $2.19, volatility of 123.0%, risk-free rate of 4.07%, and no forfeiture rate.

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

Below is a table summarizing the changes in stock options outstanding for the year ended December 31, 2025 and 2024:

	Number of	Weighted Average
	Options	Exercise Price ($)
Outstanding at December 31, 2024	1,295,000	$2.28
Granted	36,000	$2.25
Exercised	(64,500)	$1.93
Forfeited or expired	(12,500)	$2.71
Outstanding at December 31, 2025	1,254,000	$2.29
Exercisable at December 31, 2025	851,343	$2.51

	Number of	Weighted Average
	Options	Exercise Price ($)
Outstanding at December 31, 2023	1,236,000	$2.30
Granted	72,500	$1.92
Exercised	–	–
Forfeited or expired	(13,500)	$2.41
Outstanding at December 31, 2024	1,295,000	$2.28
Exercisable at December 31, 2024	706,202	$2.64

Stock-based compensation expense related to stock options of $397,933 and $408,191 was recorded for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the remaining unrecognized compensation cost related to non-vested stock options is $620,070 and is expected to be recognized over 4.33 years. The outstanding stock options have a weighted-average remaining contractual life of 3.43 years and a total intrinsic value of $1,092,135.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

Warrants:

Below is a table summarizing the changes in warrants outstanding for the year ended December 31, 2025 and 2024:

	Number of	Weighted Average
	Warrants	Exercise Price ($)
Outstanding at December 31, 2024	3,296,942	$7.83
Granted	–	–
Exercised	–	–
Forfeited or expired	–	–
Outstanding at December 31, 2025	3,296,942	$7.83
Exercisable at December 31, 2025	3,296,942	$7.83

	Number of	Weighted Average
	Warrants	Exercise Price ($)
Outstanding at December 31, 2023	3,296,942	$7.83
Granted	–	–
Exercised	–	–
Forfeited or expired	–	–
Outstanding at December 31, 2024	3,296,942	$7.83
Exercisable at December 31, 2024	3,296,942	$7.83

Stock-based compensation expense related to warrants of $0 was recorded for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the remaining unrecognized compensation cost related to non-vested warrants is $0. The outstanding warrants have a weighted-average remaining contractual life of 0.23 years and a total intrinsic value of $0.

Restricted Stock Units:

On May 20, 2022, 30,000 restricted stock units at an exercise price of $1.96 were issued to a board advisor. Vesting occurred in equal quarterly installments of 2,500 shares beginning on May 20, 2022. The final installment of 2,500 shares was issued on February 20, 2025 and as of December 31, 2025, the entire 30,000 shares of common stock were issued.

On December 12, 2025, the Company granted restricted stock awards under the Company’s 2020 Plan to directors of the Company for an aggregate of 45,000 shares of common stock (15,000 each) valued at $138,600. These restricted stock awards were vested immediately.

On December 19, 2024, the Company granted restricted stock awards under the Company’s 2020 Plan to directors of the Company for an aggregate of 45,000 shares of common stock (15,000 each) valued at $90,000. These restricted stock awards were vested immediately.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

Below is a table summarizing the changes in restricted stock units outstanding for the years ended December 31, 2025 and 2024:

	Number of	Weighted Average
	RSUs	Exercise Price ($)
Outstanding at December 31, 2024	2,500	$1.96
Granted	45,000	$3.08
Vested	(47,500)	$3.02
Forfeited or expired	–	–
Outstanding at December 31, 2025	–	$–

	Number of	Weighted Average
	RSUs	Exercise Price ($)
Outstanding at December 31, 2023	12,500	$1.96
Granted	45,000	$2.00
Vested	(55,000)	$1.99
Forfeited or expired	–	–
Outstanding at December 31, 2024	2,500	$1.96

Stock-based compensation expense related to restricted stock units of $146,255 and $109,590 was recorded for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the remaining unrecognized compensation cost related to non-vested restricted stock units is $0. The outstanding restricted stock units have a weighted-average remaining contractual life and a total intrinsic value of $0.

(15) Commitments and Contingencies

Contingent Liability – Intangible Asset Acquisition:

On March 26, 2025, the Company entered into the Titan APA to purchase 5G ORAN radio products. The closing of the transactions and the payment of the purchase price contemplated by the Titan APA is conditioned upon certain conditions, including but not limited to (i) the issue of a purchase order (“Initial Purchase Order”) from a third party customer (“Third Party Customer”) for fiscal year delivery to the Company, (ii) a purchase order between the Company and Titan or its affiliate pursuant to which Titan will assist in manufacturing the products to be sold to the Third Party Customer to meet its purchase order, and (iii) receipt of correspondence from Third Party Customer to the Company, indicating Third Party Customer’ intention to issue purchase orders (including such Third Party Customer’s initial purchase order) which purchase orders will be spread out over 3 years (“Subsequent Purchase Orders”).

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

The aggregate purchase price for the assets is $8,000,000, which consists of $4,000,000 in cash and $4,000,000 in restricted shares of common stock. Upon the procurement of the Initial Purchase Order and receipt of assurance of the Subsequent Purchase Orders (the “First Milestone”), the Company issued 914,635 shares of restricted common stock to Titan at $1.64 per share, based on the 30-day volume weighted-average price (“VWAP”). The fair value of the common stock issued was $1,710,367 based on the closing stock price on April 24, 2025 of $1.87 per share. These shares, together with $3.5 million in cash paid at closing, represented the initial consideration (the “First Milestone”) under the APA. The remaining $500,000 in cash to be paid and $2,500,000 in shares of restricted common stock will be issued to Titan upon the transfer and approval of the 5G ORAN radio products’ technology and intellectual property rights by Titan to the Company (the “Second Milestone”). The Second Milestone is expected to be achieved towards the second quarter of 2026 and is recorded as a contingent liability of $3,000,000 as of December 31, 2025. As a result of the First Milestone payment of $5,210,367 and the contingent liability of $3,000,000, an intangible asset of $8,210,367 was recorded at December 31, 2025. (See Note 9).

In addition, under the Titan APA, the parties are obligated, subject to certain limitations, to indemnify the other for certain customary and other specified matters, including breaches of representations and warranties, breaches of covenants and for certain liabilities and third-party claims. Further, Titan and its affiliate, jointly and severally, agreed for a period of 10 years not to engage in certain competitive activities with respect to the business or proposed business relating to the assets sold to the Company. In addition, the APA contemplates that after the closing, the Company and Titan will enter short-term transition services agreements for up to two of Titan’s employees to provide Company assistance in the assignment and transfer of the purchased assets from Titan to the Company for a fee not to exceed $430,000. To Company incurred a fee $403,916 in transaction fees for administrative support in connection with the transfer of the purchased assets, which are recorded in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2025.

In connection with the transaction, Titan’s affiliate agreed to transfer all of its rights, title and interest in 5G ORAN radio products technology and intellectual property rights to Titan. Subsequent to the transaction, Titan’s affiliate will continue its business and retain its employees focusing on software solutions and services.

(16) Subsequent Events

On January 14, 2026, the Company closed on the Unit Subscription Rights (the “Closing”), which expired on January 9, 2026. The Company received approximately $9,072,816 from the exercise of the Unit Subscription Rights, which consisted of 1,247,086 basic subscriptions and 1,021,118 over-subscriptions, for an aggregate of 2,268,204 Units. Each Unit consisted of one share of common stock, one Series A Right to purchase one share of common stock and one Series B Right to purchase one share of common stock. As a result of the Closing, the Company issued 2,268,204 shares of common stock, 2,268,204 Series A Rights, and 2,268,204 Series B Rights. The net proceed from the Closing was approximately $8,103,909 after deducting fees and expenses of Moody Capital, as placement agent, and our other estimated offering expenses.

The Series A Right and Series B Right were approved for listing on NASDAQ and commenced trading under the symbols “AMPGR” and “AMPGZ”, respectively, on February 3, 2026.

On January 20, 2026, the Company entered into a form of independent director agreement (the “Director Agreement”) with each of the following: Andrew Lee, Daniel Mazziota and Shailesh “Sonny” Modi (the “Independent Directors”). The Director Agreement provides for a one (1) year term unless terminated earlier upon certain events set forth in the Director Agreement, which includes among other things, resignation or removal. In addition, the Director Agreement also provides, among other things, reimbursement of expenses for attending meetings, indemnification and annual compensation of 15,000 Restricted Stock Units pursuant to the Company’s Amended and Restated Plan for services.

AmpliTech Group, Inc.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

On January 26, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with five institutional investors (the “Purchasers”) pursuant to which we agreed to sell in a registered direct offering (the “Offering”) 2,230,000 Units (“Units”) at $4.055 per Unit, with each Unit consisting of one share of common stock, one Series A Right and one Series B Right. The common stock and the Series Rights comprising the Units were purchased as a Unit but will be issued separately. The Series A Rights and Series B Rights may be exercised commencing on their date of issuance and continuing until their expiration dates, respectively, July 18, 2026 and November 20, 2026. Upon the respective expiration dates of the Series Rights, there will be one closing for each Series Rights. The Series Rights provided the Purchasers substantially the same rights and entitlements as those Series A Rights and Series B Rights issued in connection with the units Rights Offering described in Note 14.The Offering closed on January 27, 2026, resulting in the issuance of 2,230,000 shares of common stock, and Series A Rights to purchase an aggregate of 2,230,000 shares of common stock at $5.00 per share, and Series B Rights to purchase an aggregate of 2,230,000 shares of common stock at $6.00 per share. The net proceeds to the Company from the sale of the Units in the Offering was approximately $8,319,900 after deducting the placement agent’s fees and other estimated offering expenses payable by the Company.

In connection with the Offering, on January 26, 2026, the Company entered into a placement agency agreement with Moody Capital Solutions, Inc. (the “Placement Agent”) (the “Placement Agency Agreement”), pursuant to which the Company agreed to pay the Placement Agent an aggregate fee equal to 6.0% of the aggregate gross proceeds received by the Company from the sale of the Units and the exercise of the Series Rights in the offering. The Company also agreed to reimburse the Placement Agent for up to $15,000 in accountable expenses, including the Placement Agent’s legal counsel’s fees.

On January 30, 2026, the Company entered into an Executive Employment Agreement with each of the following executive officers: Fawad Maqbool, Chief Executive Officer; Louisa Sanfratello, Chief Financial Officer, and Jorge Flores , Chief Operating Officer. Pursuant to the terms of the Executive Employment Agreements, among other things, the Company providing for annual base salary of $600,000 per year for Fawad Maqbool, President and CEO/CTO, and $350,000 per year for Louisa Sanfratello, CFO and Jorge Flores, COO which salary was effective as of October 1, 2025. In addition, the Company granted each of the Named Executive Officers: (1) an incentive stock option to purchase 200,000 shares of common stock and (2) 50,000 restricted stock units that vest immediately upon grant. The option shall be subject to service-based vesting with twenty-five percent (25%) of the shares underlying the option vesting on the first anniversary of the date of grant and the remaining seventy-five percent (75%) vesting in thirty-six (36) equal monthly installments.

On February 19, 2026, the Company’s previously listed warrants (Nasdaq: AMPGW) expired in accordance with their original terms at 5:00 p.m. Eastern Time. Trading in the warrants ceased at the close of market on February 18, 2026, after which the warrants were removed from listing on Nasdaq. Prior to their expiration, there were a total of 1,371,428 warrants outstanding with each warrant granting the holder the right to purchase one share of common stock at $7.00 per share.

On March 10, 2026, pursuant to the recommendation of the Compensation Committee of the Board of Directors of , the Board of Director approved the annual performance milestones to determine eligibility for, and the amount of, annual performance bonuses for the named executive officers of the Company for the fiscal year ending 2026 and onward (the “Bonus Plan”). The purpose of the adoption of the Bonus Plan is to incentivize and reward executive officers for achieving specified financial, operational, and strategic objectives. The Bonus Plan sets the amount of bonus each fiscal year each named executive officer is eligible to receive and the performance criteria for such bonus, which is based on the following three metrics: annual revenue, EBITDA/gross margin, and employee retention. All of the Company’s named executive officers are eligible to participate in the annual bonus plan. The target bonuses set for the named executive officers under the Bonus Plan are as follows: (1) Mr. Maqbool, Chief Executive Officer, 75% of base annual salary and (2) Ms. Sanfratello, Chief Financial Officer, and Mr. Flores, Chief Operating Officer, 45% of base annual salary. The performance weightings for the executive management team are 50% for the revenue metric, 35% for the operating profit metric (based on EBITDA/gross margin) and 15% for employee retention metric. If the performance of any metrics does not meet the applicable minimum threshold for that measure, no award will be earned for that measure. If the minimum threshold is achieved, the target bonus will apply. For each minimum metric obtained, the weighted percentage will apply linearly, then all line metrics percentage achieved are added to calculate final percentage for the final bonus calculation. If the maximum metric performance is achieved, for each metric achieved, 10% will be added to each line metric with the maximum bonus being equal to 105% for Mr. Maqbool, and 75% for Ms. Sanfratello and Mr. Flores.  Calculation of bonus for performance between minimum and maximum thresholds will be determined by linear interpolation. In addition, upon Board approval at the recommendation of the Compensation Committee, a discretionary bonus for a maximum of 85% of annual base salary may also be awarded to Mr. Fawad, and a maximum of 55% of annual base salary may be awarded to Ms. Sanfratello and Mr. Flores.

