Form 10-Q
period 2026-03-31
AmpliTech Group, Inc.
filed 2026-05-13
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 11, 2026, the registrant had 25,338,799 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2026

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AmpliTech Group, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$11,807,881	$4,981,091
Rights offering subscription proceeds in escrow	–	6,704,304
Accounts receivable	3,825,385	3,349,708
Inventories, net	9,861,891	8,908,504
Marketable securities	6,618,092	–
Prepaid expenses and other	1,073,673	1,116,775
Total Current Assets	33,186,922	25,060,382

Property and equipment, net	2,772,945	2,885,247
Operating lease right-of-use assets	3,747,690	3,873,697
Intangible assets, net	12,724,874	13,144,956
Goodwill	4,696,883	4,696,883
Cost method investment	348,250	348,250
Long-term deposits	2,266,175	1,469,764
Total Assets	$59,743,739	$51,479,179

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$3,856,435	$4,653,382
Customer deposits	419,401	28,337
Current portion of finance lease obligations	17,922	17,646
Current portion of operating lease obligations	511,526	499,072
Rights offering subscription liability	–	6,704,304
Contingent liability	3,000,000	3,000,000
Total Current Liabilities	7,805,284	14,902,741

Long-term Liabilities
Finance lease obligations, net of current portion	16,800	21,386
Operating lease obligations, net of current portion	3,508,945	3,640,491
Deferred tax liability	52,000	52,000
Total Liabilities	11,383,029	18,616,618

Commitments and Contingencies	–	–

Stockholders’ Equity
Common stock, par value $0.001, 500,000,000 shares authorized, 25,335,049 and 20,683,095 shares issued and outstanding, respectively	25,335	20,683
Additional paid-in capital	77,876,364	60,861,160
Accumulated deficit	(29,540,989)	(28,019,282)
Total Stockholders’ Equity	48,360,710	32,862,561

Total Liabilities and Stockholders’ Equity	$59,743,739	$51,479,179

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2026	2025

Revenues	$5,349,446	$3,599,099
Cost of Goods Sold	2,782,580	2,411,229
Gross Profit	2,566,866	1,187,870

Operating Expenses
Selling, general and administrative	3,682,928	2,338,215
Research and development	503,046	739,673
Total Operating Expenses	4,185,974	3,077,888

Loss From Operations	(1,619,108)	(1,890,018)

Other Income (Expense)
Unrealized gain on investments	37,964	–
Interest income, net	59,437	49,497
Total Other Income	97,401	49,497

Net Loss Before Income Taxes	(1,521,707)	(1,840,521)
Provision For Income Taxes	–	–
Net Loss	$(1,521,707)	$(1,840,521)

Net Loss Per Share
Basic and diluted	$(0.06)	$(0.09)

Weighted-Average Common Shares Outstanding
Basic and diluted	24,274,119	20,318,089

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three Months Ended March 31, 2026
	Common Stock		Additional		Total
	Number of	Par	Paid-In	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2025	20,683,095	$20,683	$60,861,160	$(28,019,282)	$32,862,561

Stock-based compensation	–	–	632,610	–	632,610
Common stock issued upon vesting of RSUs	153,750	154	(154)	–	–
Common stock issued in rights offering	2,268,204	2,268	8,061,230	–	8,063,498
Common stock issued in registered direct offering	2,230,000	2,230	8,321,518	–	8,323,748
Net loss	–	–	–	(1,521,707)	(1,521,707)
Balance, March 31, 2026	25,335,049	$25,335	$77,876,364	$(29,540,989)	$48,360,710

	Three Months Ended March 31, 2025
	Common Stock		Additional		Total
	Number of	Par	Paid-In	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2024	19,656,460	$19,656	$58,483,272	$(21,012,127)	$37,490,801

Stock-based compensation	–	–	125,086	–	125,086
Common stock issued upon vesting of RSUs	2,500	2	(2)	–	–
Net loss	–	–	–	(1,840,521)	(1,840,521)
Balance, March 31, 2025	19,658,960	$19,658	$58,608,356	$(22,852,648)	$35,775,366

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(1,521,707)	$(1,840,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	532,384	122,060
Stock-based compensation	632,610	125,086
Change in fair value of marketable securities	(37,964)	–
Inventory reserve	(27,000)	–
Operating lease costs	126,007	160,827
Changes in operating assets and liabilities:
Accounts receivable	(475,677)	(966,969)
Inventories	(1,255,105)	442,684
Prepaid expenses and other	(121,704)	(333,893)
Long-term deposits	(796,411)	(280,000)
Accounts payable and accrued expenses	(468,230)	762,999
Operating lease obligations	(119,092)	(109,631)
Customer deposits	391,064	(91,589)
Net cash used in operating activities	(3,140,825)	(2,008,947)

Cash Flows from Investing Activities
Purchases of property and equipment	–	(361,045)
Net investment in marketable securities	(6,580,128)	-
Net cash used in investing activities	(6,580,128)	(361,045)

Cash Flows from Financing Activities
Net proceeds from rights offering	1,524,001	–
Net proceeds from registered direct offering	8,323,748	–
Repayments of finance lease obligations	(4,310)	(3,791)
Net cash provided by (used in) financing activities	9,843,439	(3,791)

Net change in cash and cash equivalents	122,486	(2,373,783)

Cash, Cash Equivalents, and Restricted Cash – Beginning of the Period	11,685,395	19,315,984
Cash and Cash Equivalents – End of the Period	$11,807,881	$16,942,201

Supplemental disclosures
Cash paid for interest	$5,456	$8,156
Cash paid for income taxes	$814	$9,903

Non-Cash Investing and Financing Activities
Common Stock issued upon vesting of RSUs	$154	$2
Reclassification of subscription liability to stockholders’ equity upon closing of rights offering	$6,704,304	$–
Reclassification of deferred offering costs to additional paid-in-capital upon closing of rights offering	$164,807	$–

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

(1) Basis of Presentation and Other Information

The accompanying unaudited condensed consolidated financial statements of AmpliTech Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2025 consolidated balance sheet data was derived from audited financial statements but do not include all disclosures required by U.S. GAAP. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2026. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2026.

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. The amendment is effective for interim and annual periods beginning after December 15, 2025, with early adoption permitted. This amendment is to be applied on a prospective basis. The adoption of ASU 2025-05 did not have a material impact on the Company’s condensed consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements.” ASU 2025-11 clarifies and improves existing interim reporting guidance by consolidating disclosure requirements within Topic 270 and introducing a disclosure principle requiring entities to disclose events and changes occurring after the most recent annual reporting period that are expected to have a material effect on the entity’s financial condition or results of operations. The ASU does not introduce significant changes to recognition or measurement guidance. The amendments in ASU 2025-11 are effective for interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted. ASU 2025-11 allows for either a prospective or retrospective approach on adoption. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

The Company currently believes there are no other issued and not yet effective accounting standards that are materially relevant to its condensed consolidated financial statements.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

(2) Disaggregation of Revenues

The following table presents sales disaggregated based on geographic regions and for the three months ended:

	March 31,	March 31,
	2026	2025
AmpliTech Inc. and Specialty Microwave
Domestic sales	$1,295,809	$714,121
International sales	1,987,728	271,415
Total sales	$3,283,537	$985,536

Spectrum
Domestic sales	$1,187,195	$1,605,114
International sales	878,714	1,008,449
Total sales	$2,065,909	$2,613,563

Total sales for the three months ended March 31, 2026 and 2025 were $5,349,446 and $3,599,099, respectively.

(3) Segment Reporting

The Company operates in two reportable segments: the manufacturing and engineering segment, which is operated by AmpliTech Inc. and Specialty Microwave: and the distribution segment, which is operated by Spectrum. The manufacturing and engineering segment assembles microwave components, and the distribution segment is a global distributor of integrated circuits packages and lids. The Company provides general corporate services to its segments; however, these services are not considered when making operating decisions and assessing segment performance. These services are reported under “Corporate” below and include costs associated with executive management, financing activities and public company compliance.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

The following table presents summary information by segment for the three months ended March 31, 2026:

	Manufacturing and Engineering	Distribution	Corporate	Total
Revenue	$3,283,537	$2,065,909	$–	$5,349,446
Cost of goods sold	1,689,908	1,092,672	–	2,782,580
Net income (loss)	(448,936)	123,370	(1,196,141)	(1,521,707)
Research and development (1)	503,046	–	–	503,046
Total assets	23,649,367	17,540,431	18,553,941	59,743,739
Depreciation and amortization	314,616	31,169	186,599	532,384
Interest income, net	29,139	–	30,298	59,437

The following table presents summary information by segment for the three months ended March 31, 2025:

	Manufacturing and Engineering	Distribution	Corporate	Total
Revenue	$985,536	$2,613,563	$–	$3,599,099
Cost of goods sold	767,054	1,644,175	–	2,411,229
Net income (loss)	(1,583,194)	219,491	(476,818)	(1,840,521)
Research and development (2)	739,673	–	–	739,673
Total assets	22,386,921	16,074,839	3,601,275	42,063,035
Depreciation and amortization	93,273	28,787	–	122,060
Interest income, net	39,571	–	9,926	49,497

(1)	Research and development for the three months ended March 31, 2026 was comprised of $128,429 of 5G expenses and $374,617 of MMIC design expenses.

(2)	Research and development for the three months ended March 31, 2025 was comprised of $306,627 of 5G expenses and $433,046 of MMIC design expenses.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

(4) Marketable Securities

The Company’s investments in marketable securities consist of money market funds and U.S. treasury bills, which are stated at fair value with realized and unrealized gains and losses recognized in other income (expense). Realized and unrealized gains and losses are determined using the specific identification method.

Marketable securities as of March 31, 2026 consisted of the following:

	March 31, 2026
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 1 (1)
Money market funds	$3,644	$–	$–	$3,644	(2)
U.S. treasury bills	10,603,329	37,964	–	10,641,293	(2)
Total	$10,606,973	$37,964	$–	$10,644,937

(1)	Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

(2)	The money market funds of $3,644 and $4,023,201 of U.S. treasury bills (with original maturities of less than three months) are included in cash and cash equivalents. The remaining $6,618,092 of U.S. treasury bills (with original maturities greater than three months) is classified as marketable securities.

(5) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value) and are reduced by an inventory reserve for items determined to be slow-moving or obsolete. Inventories as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31,	December 31,
	2026	2025
Raw materials	$1,849,506	$1,584,086
Work-in progress	302,867	298,685
Finished goods	8,901,518	7,916,015
Finished goods in transit	–	328,718
Total inventories	11,053,891	10,127,504
Less: reserve for obsolescence	(1,192,000)	(1,219,000)
Total inventories, net	$9,861,891	$8,908,504

(6) Property and Equipment

Property and Equipment as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31,	December 31,
	2026	2025
Lab equipment	$4,333,676	$4,333,676
Manufacturing equipment	129,745	129,745
Automobiles	7,335	7,335
Computer equipment and software	229,656	229,656
Leasehold improvements	87,322	87,322
Furniture and fixtures	222,971	222,971
Total property and equipment	5,010,705	5,010,705
Less: accumulated depreciation	(2,237,760)	(2,125,458)
Total property and equipment, net	$2,772,945	$2,885,247

Depreciation expense for the three months ended March 31, 2026 and 2025 was $112,302 and $94,827 respectively, of which $76,838 and $73,566, respectively were included in cost of goods sold.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

(7) Intangible Assets

Intangible assets as of March 31, 2026 consisted of the following:

	Gross Carrying	Accumulated	Net	Weighted
	Amount	Amortization	Amount	Average Life
Indefinite-lived intangibles
Trade name	$514,284	$–	$514,284	Indefinite
Total Indefinite-lived intangibles	514,284	–	$514,284

Definite-lived intangibles
Intellectual property	9,080,288	690,024	8,390,264	10.17
Customer relationships	3,508,710	573,801	2,934,909	13.58
Licenses	1,250,000	364,583	885,417	1.45
Total definite-lived intangibles	13,838,998	1,628,408	12,210,590

Total intangible assets	$14,353,282	$1,628,408	$12,724,874

Amortization expense for the three months ended March 31, 2026 and 2025 was $420,082 and $27,233, respectively.

Estimated amortization expense for intangible assets for the next five years consists of the following as of March 31, 2026:

Amount
2026 (remaining)	$1,260,246
2027	1,471,995
2028	1,055,328
2029	1,055,328
2030	1,055,328
Thereafter	6,312,365
Total estimated amortization expense	$12,210,590

(8) Long-Term Deposits

Long-term deposits represent advance payments made by the Company in connection with the establishment of dedicated production capacity, the development of the Company’s 5G technology campus, the development of the Company’s first consumer product (an Internet of Things (“IoT”) sprayer that uses sensors, software, and internet connectivity to automate spraying for disinfecting and deodorizing applications), and security deposits associated with the Company’s facility leases. None of the production line, 5G campus, or IoT sprayer development assets are operational as of March 31, 2026. The deposits will be reclassified to property and equipment, intangible assets, or other appropriate asset categories upon completion and acceptance of the underlying assets and commencement of operations.

Long-term deposits as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31,	December 31,
	2026	2025
Dedicated production line deposits	$1,673,824	$1,173,824
5G campus development deposits	288,177	181,766
IoT sprayer development deposits	190,000	–
Security deposits	114,174	114,174
Total long-term deposits	$2,266,175	$1,469,764

During the three months ended March 31, 2026, the Company made additional advance payments totaling $796,411, consisting of $500,000 toward the dedicated production line, $106,411 toward the 5G technology campus, and $190,000 toward the development of the IoT sprayer. Security deposits were unchanged during the period.

(9) Leases

Operating leases and finance leases as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Operating leases
Assets
ROU operating lease assets	$3,747,690	$3,873,697

Liabilities
Current portion of operating lease	$511,526	$499,072
Operating lease, net of current portion	3,508,945	3,640,491
Total operating lease liabilities	$4,020,471	$4,139,563

Finance leases
Assets
Property and equipment, gross	$80,426	$80,426
Accumulated depreciation	(45,198)	(41,848)
Property and equipment, net	$35,228	$38,578

Liabilities
Current portion of finance leases	$17,922	$17,646
Finance lease, net of current portion	16,800	21,386
Total finance leases	$34,722	$39,032

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

The weighted-average remaining lease term and weighted-average discount rates as of March 31, 2026 consisted of the following:

March 31, 2026
Weighted-average remaining lease term (years)
Operating leases	6.80
Finance leases	2.41
Weighted-average discount rate
Operating leases	6.27%
Finance leases	7.68%

As of March 31, 2026, future minimum lease payments under operating lease liabilities were as follows:

Amount
2026 (remaining)	$559,744
2027	757,483
2028	779,311
2029	781,351
2030	510,606
Thereafter	1,470,323
Total operating lease payments	4,858,818
Less imputed interest	(838,347)
Total operating lease obligations	4,020,471
Less current operating lease obligations	(511,526)
Long-term operating lease obligations	$3,508,945

As of March 31, 2026, future minimum lease payments under finance leases were as follows:

Amount
2026 (remaining)	$15,061
2027	12,094
2028	8,100
2029	3,375
Total finance lease payments	38,630
Less imputed interest	(3,908)
Total finance lease obligations	34,722
Less current finance lease obligations	(17,922)
Long-term finance lease obligations	$16,800

(10) Stockholders’ Equity

Common Stock

On January 5, 2026, 15,000 restricted stock units at an exercise price of $3.65 were issued to a board advisor, vesting in equal quarterly installments of 3,750 shares beginning on the grant date. The first installment of 3,750 shares was issued on January 5, 2026. The restricted stock unites were granted under the Company’s 2020 Equity Incentive Plan (the “2020 Plan”).

On January 30, 2026, the Company granted restricted stock awards under the 2020 Plan to the officers of the Company for an aggregate of 150,000 shares of common stock (50,000 each) valued at $456,000. These restricted stock awards vested immediately.

Rights Offering

On January 14, 2026, the Company closed on a rights offering of transferable Unit Subscription Rights that had been distributed to eligible holders of the Company’s common stock and certain warrant holders as of the November 10, 2025 record date. The Unit Subscription Rights expired on January 9, 2026, and the Company received aggregate gross proceeds of $9,072,816 from 1,247,086 basic subscriptions and 1,021,118 over-subscriptions. As a result of the closing, the Company issued 2,268,204 Units, each Unit consisting of one share of common stock, one Series A Right to purchase one share of common stock at $5.00 per share (expiring July 18, 2026), and one Series B Right to purchase one share of common stock at $6.00 per share (expiring November 20, 2026).

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

Of the gross proceeds, $6,704,304 had been received in escrow during 2025 and was reflected as rights offering proceeds held in escrow with a corresponding subscription liability in the consolidated balance sheet at December 31, 2025; the remaining $2,368,512 was received during the three months ended March 31, 2026. Total cash issuance costs of $1,009,318 (consisting of placement-agent fees and other offering expenses) were incurred, of which $164,807 had been paid in 2025 and capitalized as deferred offering costs at December 31, 2025. Net proceeds from the rights offering were $8,063,498.

The Series A Rights and Series B Rights commenced trading on the Nasdaq Stock Market under the symbols “AMPGR” and “AMPGZ,” respectively, on February 3, 2026.

The Company evaluated the Unit Subscription Rights, Series A Rights, and Series B Rights as freestanding equity instruments under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815-40, “Derivatives and Hedging—Contracts in an Entity’s Own Equity,” and determined that all instruments qualify for equity classification. Accordingly, the gross proceeds were recorded to stockholders’ equity.

In connection with the Rights Offering, the Company determined that a bonus element existed under ASC 260 “Earnings Per Share,” because the implied subscription price attributable to the common stock component of the $4.00 Unit price, after deducting the fair values of the Series A Right and Series B Right as of November 6, 2025, the last trading day prior to the November 7, 2025 ex-dividend date, was below the market price of the Company’s common stock on that date. Accordingly, the weighted-average common shares outstanding for all periods presented prior to the ex-dividend date have been retroactively adjusted by a factor of 1.03 in accordance with ASC 260-10-55-14.

Registered Direct Offering

On January 27, 2026, the Company closed a registered direct offering with five institutional investors, issuing 2,230,000 Units at $4.055 per Unit, with each Unit consisting of one share of common stock, one Series A Right to purchase one share of common stock at $5.00 per share (expiring July 18, 2026), and one Series B Right to purchase one share of common stock at $6.00 per share (expiring November 20, 2026), on substantially the same terms as the Series Rights issued in the rights offering described above. The Company received gross proceeds of $9,042,650 and net proceeds of $8,323,748 after deducting cash issuance costs of $718,902, consisting of a 6.0% placement-agent fee and other offering expenses (including up to $15,000 of accountable expense reimbursement to the placement agent).

Consistent with the conclusion reached in connection with the rights offering described above, the Company evaluated the common stock, the Series A Rights, and the Series B Rights as freestanding equity instruments under ASC 480 and ASC 815-40 and concluded that all instruments qualify for equity classification. Accordingly, the gross proceeds were recorded to stockholders’ equity.

2020 Equity Incentive Plan

The 2020 Plan permits the grant of Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares, and other stock or cash awards as the Board of Directors may determine.

As of March 31, 2026, all outstanding stock options were issued according to the Company’s 2020 Plan, and there remained 2,657,575 shares of common stock available for future issuance under the 2020 Plan.

Stock Options

On January 30, 2026, as per the terms of the employment agreements, the Company granted the officers stock options to purchase 200,000 shares of common stock each according to the Company’s 2020 Plan. The options shall be subject to service-based vesting with twenty-five percent (25%) of the shares underlying the option vesting on the first anniversary of the date of grant and the remaining seventy-five percent (75%) vesting in thirty-six (36) equal monthly installments if the executive remains in continuous employment or service with the Company on each applicable vesting date. The Company has calculated these options estimated fair market value at $1,644,300 using the Black-Scholes model, with the following assumptions: expected term of 7.01 years, stock price of $3.04, exercise price of $3.04, volatility of 119.5%, risk-free rate of 4.01%, and no forfeiture rate.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

On March 30, 2026, the Company granted multiple employees ten-year stock options to purchase 64,800 shares of common stock according to the Company’s 2020 Plan, that shall vest quarterly over a period of two years commencing on June 30, 2026. The stock options have an exercise price of $1.76 per share. The Company has calculated these options estimate fair market value at $98,500 using the Black-Scholes model, with the following assumptions: expected term of 6.01 years, stock price of $1.76, exercise price of $1.76, volatility of 116.2%, risk-free rate of 4.07%, and no forfeiture rate.

Below is a table summarizing the changes in stock options outstanding during the three months ended March 31, 2026:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2025	1,254,000	$2.29
Granted	664,800	2.92
Exercised	–	–
Forfeited or expired	–	–
Outstanding at March 31, 2026	1,918,800	$2.51
Exercisable at March 31, 2026	911,434	$2.48

Stock-based compensation expense related to stock options of $150,184 and $117,431 was recorded for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the remaining unrecognized compensation cost related to non-vested stock options is $2,212,686 and is expected to be recognized over 2.00 years. The outstanding stock options have a weighted-average remaining contractual life of 5.50 years and a total intrinsic value of $92,872.

Warrants and Series Rights

On February 19, 2026, the Company’s previously listed warrants (Nasdaq: AMPGW) expired in accordance with their original terms at 5:00 p.m. Eastern Time. Trading in the warrants ceased at the close of market on February 18, 2026, after which the warrants were removed from listing on Nasdaq. Prior to their expiration, there were a total of 1,366,442 warrants outstanding with each warrant granting the holder the right to purchase one share of common stock at $7.00 per share.

Below is a table summarizing the changes in warrants and Series Rights outstanding during the three months ended March 31, 2026:

	Number of		Weighted Average
	Warrants and Series Rights		Exercise Price
Outstanding at December 31, 2025	3,296,942	(1)	$7.83
Granted	8,996,408	(2)	5.50
Exercised	–		–
Forfeited or expired	(1,366,442	)(1)	7.00
Outstanding at March 31, 2026	10,926,908		$6.02
Exercisable at March 31, 2026	10,926,908		$6.02

(1)	Represents warrants.
(2)	Represents 4,498,204 Series A Rights and 4,498,204 Series B Rights issued in connection with the rights offering and registered direct offering described above.

Stock-based compensation expense related to warrants of $0 was recorded for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the remaining unrecognized compensation cost related to non-vested warrants is $0. The outstanding warrants have a weighted-average remaining contractual life of 0.40 years and a total intrinsic value of $0.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

Restricted Stock Units

On January 5, 2026, 15,000 restricted stock units with a grant date fair value of $3.65 per share were issued to a board advisor, vesting in equal quarterly installments of 3,750 shares beginning on the grant date. The first installment of 3,750 shares was issued on January 5, 2026. The restricted stock units were issued pursuant to the Company’s 2020 Plan.

On January 30, 2026, the Company granted restricted stock awards under the Company’s 2020 Plan to the officers of the Company for an aggregate of 150,000 shares of common stock (50,000 each) valued at $456,000. These restricted stock awards vested immediately.

Below is a table summarizing the changes in restricted stock units outstanding for the three months ended March 31, 2026:

	Number of	Weighted Average
	RSUs	Grant Date Value
Outstanding at December 31, 2025	–	$–
Granted	165,000	3.10
Vested	(153,750)	3.05
Forfeited or expired	–	–
Outstanding at March 31, 2026	11,250	$3.65

Stock-based compensation expense related to restricted stock units of $482,426 and $7,655 was recorded for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the remaining unrecognized compensation cost related to non-vested restricted stock units is $28,324. The outstanding restricted stock units have a weighted-average remaining contractual life of 0.52 years and an aggregate intrinsic value of $21,375 based on the Company’s closing stock price of $1.90 per share on March 31, 2026.

Common Stock Equivalents

For the three months ended March 31, 2026, all potential common shares were excluded from the diluted loss per share calculation as their effect would be antidilutive due to the Company’s net loss position. As of March 31, 2026, the Company had 1,918,800 stock options, 1,930,500 warrants, 4,498,204 Series A Rights, 4,498,204 Series B Rights, and 11,250 unvested RSUs outstanding, representing 12,856,958 potential common shares excluded from the diluted loss per share calculation.

(11) Commitments and Contingencies

Contingent Liability – Intangible Asset Acquisition

On March 26, 2025, the Company entered into an asset purchase agreement (the “Titan APA”) to acquire intellectual property and other assets used in developing, manufacturing, marketing, and selling 5G ORAN radio products, subject to certain customer purchase order conditions. The aggregate purchase price is $8,000,000, consisting of $4,000,000 in cash and $4,000,000 in restricted shares of common stock, payable across two milestones.

Upon achievement of the First Milestone in April 2025, the Company paid $3,500,000 in cash and issued 914,635 shares of restricted common stock to Titan with a fair value of $1,710,367. The remaining $500,000 in cash and $2,500,000 in restricted shares of common stock will be paid upon achievement of the Second Milestone, which is expected to occur in the second or third quarter of 2026, and is recorded as a $3,000,000 contingent liability in the condensed consolidated balance sheets at March 31, 2026 and December 31, 2025.

Under the Titan APA, the parties have customary indemnification obligations, and Titan and its affiliate have agreed not to engage in certain competitive activities for a period of ten years following the closing.

Legal Proceedings

From time to time, the Company may be involved in various legal proceedings and claims arising in the ordinary course of business. As of March 31, 2026, the Company was not a party to any legal proceedings the outcome of which, individually or in the aggregate, would be expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

(12) Subsequent Events

In connection with the 15,000 restricted stock units issued to a board advisor in January 2026, the second installment of 3,750 shares was issued on April 5, 2026. The restricted stock units were issued pursuant to the Company’s 2020 Plan.

On April 16, 2026, the warrants issued in connection with the Company’s April 2021 private placement of common stock and warrants expired in accordance with their terms. Prior to expiration, 1,900,500 warrants were outstanding, each exercisable for one share of the Company’s common stock at an exercise price of $8.48 per share. In accordance with the terms of the warrants, any warrants that remained unexercised as of the expiration time automatically expired and are no longer exercisable or of any value.

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

On January 14, 2026, the Company closed on the Unit Subscription Rights (the “Closing”), which expired on January 9, 2026. The Company received approximately $9,072,816 from the exercise of the Unit Subscription Rights, which consisted of 1,247,086 basic subscriptions and 1,021,118 over-subscriptions, for an aggregate of 2,268,204 Units. Each Unit consisted of one share of common stock, one Series A Right to purchase one share of common stock and one Series B Right to purchase one share of common stock. As a result of the Closing, the Company issued 2,268,204 shares of common stock, 2,268,204 Series A Rights, and 2,268,204 Series B Rights. The Series Rights offered in the offering were substantially the same rights and entitlements as the Series A Rights and Series B Rights issued in connection with the Rights Offering, which rights are set forth in the Series A Right Certificate and Series B Right Certificate filed as Exhibits 4.2 and 4.3, respectively, to Current Report on Form 8-K filed with the SEC on October 30, 2025. The net proceed from the Closing was $8,063,498, after deducting fees and expenses of Moody Capital, as placement agent, and our other offering expenses.

Registered Direct Offering

On January 27, 2026, the Company closed a registered direct offering with five institutional investors, issuing 2,230,000 Units at $4.055 per Unit, with each Unit consisting of one share of common stock, one Series A Right to purchase one share of common stock at $5.00 per share (expiring July 18, 2026), and one Series B Right to purchase one share of common stock at $6.00 per share (expiring November 20, 2026), on substantially the same terms as the Series Rights issued in the rights offering described above. The Company received gross proceeds of $9,042,650 and net proceeds of $8,323,748 after deducting cash issuance costs of $718,902, consisting of a 6.0% placement-agent fee and other offering expenses (including up to $15,000 of accountable expense reimbursement to the placement agent).

Listing of Series A Rights and Series B Rights on NASDAQ

The Series A Right and Series B Right were approved for listing on NASDAQ and commenced trading under the symbols “AMPGR” and “AMPGZ”, respectively, on February 3, 2026.

Expiration of Previously Listed Warrants (AMPGW) on NASDAQ

On February 19, 2026, the Company’s previously listed warrants (Nasdaq: AMPGW) expired in accordance with their original terms at 5:00 p.m. Eastern Time. Trading in the warrants ceased at the close of market on February 18, 2026, after which the warrants were removed from listing on Nasdaq. Prior to their expiration, there were a total of 1,366,442 warrants outstanding with each warrant granting the holder the right to purchase one share of common stock at $7.00 per share.

Corporate Information

Our principal executive offices are located at 155 Plant Avenue, Hauppauge, NY 11788. Our telephone number is (631) 521-7831. Our corporate website is www.amplitechinc.com. The information on our website is not a part of or incorporated in this report.

Results of Operations

For the Three Months Ended March 31, 2026 and March 31, 2025

Revenues

Sales increased from $3,599,099 for the three months ended March 31, 2025, to $5,349,446 for the three months ended March 31, 2026, an increase of $1,750,347 or approximately 48.63%. The majority of the sales increase can be attributed to rising demand for 5G products, which has been the key driver of overall growth. However, with heightened geopolitical tensions, the 5G rollout was delayed by global supply chain and logistic interruptions for the first quarter of 2026.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased from $2,411,229 for the three months ended March 31, 2025, to $2,782,580 for the three months ended March 31, 2026, an increase of $371,351 or 15.40%. Overall, this increase is directly related to the increase in sales. As a result, gross profit was $1,187,870 for the three months ended March 31, 2025, compared to $2,566,866 for the three months ended March 31, 2026, an increase of $1,378,996, or 116.09%. Overall, gross profit as a percentage of sales increased to 47.98% from 33.00%. Gross margins increased compared to prior periods, reflecting a more favorable product mix in the manufacturing division and early benefits of scaling operations within its 5G segment. In addition, while distributions sales declined from the same time last year, gross profit improved.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $3,682,928 for the three months ended March 31, 2026, from $2,338,215 for the first three months ended March 31, 2025, an increase of $1,344,713 or approximately 57.51%. Selling, general, and administrative (SG&A) expenses increased this quarter primarily due to higher costs at the parent company level, specifically, amortization expense, filing fees, legal, accounting and consulting fees, and stock compensation. The 5G division also exhibited at the MWC in Barcelona in March 2026, resulting in an increase in trade show expenses.

Research and Development Expenses

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include salaries and benefits, consultants, outside service, and supplies.

Research and development costs for the three-month ended March 31, 2026 and 2025 were $503,046 and $739,673, respectively, a decrease of $236,627 or 32.0%. Research and development expenses decreased this quarter primarily because several key products have successfully moved from the development phase into commercialization.

Loss From Operations

As a result of the above, the Company reported a loss from operations of $1,619,108 and $1,890,018 for the three months ended March 31, 2026, and 2025, respectively, a decrease of $270,910, or 14.33%.

Other Income (Expenses)

Due to market fluctuations, the Company recorded an unrealized gain in investments of $37,964 for the three months ended March 31, 2026.

The Company recorded interest income, net of $59,437 and $49,497, respectively, for the three months ended March 31, 2026 and 2025.

Net Loss

The Company reported a net loss of $1,521,707 and $1,840,521 for the three months ended March 31, 2026 and 2025, respectively, a decrease of $318,814, or 17.32%.

Cash Flow

Operating Activities

The net cash used in operating activities for the three months ended March 31, 2026, was $3,140,825 resulting primarily from the net loss and operating changes in accounts receivable, inventories, prepaid expenses, accounts payable and long term deposits.

The net cash used in operating activities for the three months ended March 31, 2025, was $2,008,947 resulting primarily from the net loss and operating changes in accounts receivable, inventory, prepaid expenses, long-term deposits, accounts payable and accrued expenses and operating lease obligations.

Investing Activities

The net cash used in investing activities for the three months ended March 31, 2026, was $6,580,128 representing the net investment in marketable securities.

The net cash used in investing activities for the three months ended March 31, 2025, was $361,045 for the purchase of equipment.

Financing Activities

The net cash provided by financing activities for the three months ended March 31, 2026, was $9,843,439 resulting primarily from the net proceeds received from the rights offering and registered direct offering.

The net cash used in financing activities for the three months ended March 31, 2025, was $3,791 resulting primarily from the repayments of financing lease obligations.

As of March 31, 2026, we had cash and cash equivalents of $11,807,881, working capital of $25,381,638 and an accumulated deficit of $29,540,989.

As of December 31, 2025, we had cash and cash equivalents of $4,981,091, rights offering subscription proceeds in escrow of $6,704,304, working capital of $10,157,641 and an accumulated deficit of $28,019,282.

Operating Capital and Capital Expenditure Requirements

As of March 31, 2026, we maintain cash and cash equivalents of $11,807,881. Based on our existing cash and cash equivalents, our working capital, our current and forecasted level of operations, and our forecasted cash flows, we believe that we will be able to meet our obligations and pay our liabilities arising from normal business operations when they come due and to provide for our capital requirements for the next 12 months.

Critical Accounting Policies, Estimates and Assumptions

The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and those that require significant judgment and estimates.

The discussion and analysis of our financial condition and results of operations is based upon financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates, including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the three month period ended March 31, 2026, to the items disclosed as critical accounting policies in management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As a result of this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management, including our chief executive officer and chief financial officer, believes the condensed consolidated financial statements included in this report fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management has evaluated the effectiveness of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this evaluation, management has concluded that, as of March 31, 2026 our internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting due to previously identified material weaknesses resulting from lack of written documentation of our internal controls and procedures, having ineffective internal controls related to our information technology general controls and lack of personnel resources to ensure adequate segregation of duties, as disclosed in the Form 10-K for the fiscal year ended December 31, 2025 (“Form 10-K”).

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

Item 1A. Risk Factors.

Carefully consider the risks set forth in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 before making an investment decision. You should read the section captioned “Cautionary Statement Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

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

AmpliTech Group, Inc.

Date: May 13, 2026	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Louisa Sanfratello
Louisa Sanfratello
Chief Financial Officer
(Principal Financial and Accounting Officer)

