Form 10-Q
period 2026-06-30
AmpliTech Group, Inc.
filed 2026-08-13
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 11, 2026, the registrant had 30,043,887 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2026

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AmpliTech Group, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$8,892,838	$4,981,091
Rights offering subscription proceeds in escrow	113,003	6,704,304
Accounts receivable	6,253,464	3,349,708
Inventories, net	9,555,617	8,908,504
Marketable securities	4,060,107	–
Subscription receivable	27,884	–
Prepaid expenses and other	2,346,428	1,116,775
Total Current Assets	31,249,341	25,060,382

Property and equipment, net	3,208,834	2,885,247
Operating lease right of use assets	3,619,458	3,873,697
Intangible assets, net	12,304,792	13,144,956
Goodwill	4,696,883	4,696,883
Cost method investment	348,250	348,250
Long-term deposits	3,081,196	1,469,764
Total Assets	$58,508,754	$51,479,179

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$4,405,918	$4,653,382
Customer deposits	214,602	28,337
Current portion of finance lease obligations	16,203	17,646
Current portion of operating lease obligations	524,310	499,072
Refund payable – cancelled stock option exercise	43,125	–
Rights offering subscription liability	113,003	6,704,304
Contingent liability	3,000,000	3,000,000
Total Current Liabilities	8,317,161	14,902,741

Long-Term Liabilities
Finance lease obligations, net of current portion	14,143	21,386
Operating lease obligations, net of current portion	3,371,568	3,640,491
Deferred tax liability	52,000	52,000
Total Liabilities	11,754,872	18,616,618

Commitments and Contingencies	–	–

Stockholders’ Equity
Common stock, par value $0.001, 500,000,000 shares authorized, 25,651,599 and 20,683,095 shares issued and outstanding, respectively	25,652	20,683
Additional paid-in capital	79,357,731	60,861,160
Accumulated deficit	(32,629,501)	(28,019,282)
Total Stockholders’ Equity	46,753,882	32,862,561

Total Liabilities and Stockholders’ Equity	$58,508,754	$51,479,179

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

 Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenues	$8,070,379	$11,025,927	$13,419,825	$14,625,026

Cost of goods sold	5,816,367	10,163,048	8,598,947	12,574,277
Gross Profit	2,254,012	862,879	4,820,878	2,050,749

Operating Expenses
Selling, general and administrative	4,075,527	2,129,143	7,758,455	4,467,358
Research and development	1,374,405	658,795	1,877,451	1,398,468
Total Operating Expenses	5,449,932	2,787,938	9,635,906	5,865,826

Loss From Operations	(3,195,920)	(1,925,059)	(4,815,028)	(3,815,077)

Other Income (Expense)
Other income	–	88,222	–	88,222
Interest income, net	58,272	29,193	117,709	78,690
Unrealized gain (loss) on investments	(13,363)	–	24,601	–
Realized gain on investments	62,499	36,019	62,499	36,019
Total Other Income	107,408	153,434	204,809	202,931

Net Loss Before Income Taxes	(3,088,512)	(1,771,625)	(4,610,219)	(3,612,146)
Provision For Income Taxes	–	–	–	–
Net Loss	$(3,088,512)	$(1,771,625)	$(4,610,219)	$(3,612,146)

Net Loss Per Share
Basic and diluted	$(0.12)	$(0.08)	(0.19)	$(0.17)
Weighted-Average Common Shares Outstanding
Basic and diluted	25,447,746	21,023,328	24,886,777	20,660,387

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three Months Ended June 30, 2026
	Common Stock		Additional		Total
	Number of	Par	Paid-In	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Equity

Balance, March 31, 2026	25,335,049	$25,335	$77,876,364	$(29,540,989)	$48,360,710

Stock-based compensation	–	–	919,876	–	919,876
Common stock issued upon vesting of RSUs	118,750	119	(119)	–	–

Common stock issued upon exercise of stock options	197,800	198	561,610	–	561,808

Net loss	–	–	–	(3,088,512)	(3,088,512)

Balance, June 30, 2026	25,651,599	$25,652	$79,357,731	$(32,629,501)	$46,753,882

	Six Months Ended June 30, 2026
Balance, December 31, 2025	20,683,095	$20,683	$60,861,160	$(28,019,282)	$32,862,561

Stock-based compensation	–	–	1,552,486	–	1,552,486
Common stock issued upon vesting RSUs	272,500	273	(273)	–	–
Common stock issued upon exercise of stock options	197,800	198	561,610	–	561,808
Common stock issued in rights offering	2,268,204	2,268	8,061,230	–	8,063,498
Common stock issued in registered direct offering	2,230,000	2,230	8,321,518	–	8,323,748
Net loss	–	–	–	(4,610,219)	(4,610,219)
Balance, June 30, 2026	25,651,599	$25,652	$79,357,731	$(32,629,501)	$46,753,882

	Three Months Ended June 30,2025
	Common Stock		Additional		Total
	Number of	Par	Paid-In	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Equity

Balance, March 31, 2025	19,658,960	$19,658	$58,608,356	$(22,852,648)	$35,775,366

Stock-based compensation	–	–	98,426	–	98,426
Common stock issued in purchase asset acquisition	914,635	915	1,709,452	–	1,710,367

Net loss	–	–	–	(1,771,625)	(1,771,625)
Balance, June 30, 2025	20,573,595	$20,573	$60,416,234	$(24,624,273)	$35,812,534

	Six Months Ended June 30, 2025
Balance, December 31, 2024	19,656,460	$19,656	$58,483,272	$(21,012,127)	$37,490,801

Stock-based compensation	–	–	223,512	–	223,512
Common stock issued upon vesting of RSUs	2,500	2	(2)	–	–
Common stock issued in purchase asset acquisition	914,635	915	1,709,452	–	1,710,367
Net loss	–	–	–	(3,612,146)	(3,612,146)

Balance, June 30, 2025	20,573,595	$20,573	$60,416,234	$(24,624,273)	$35,812,534

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(4,610,219)	$(3,612,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,073,853	378,218
Stock-based compensation	1,552,486	223,512
Change in fair value of marketable securities	(87,100)	–
Inventory reserve	(27,000)	–
Operating lease costs	254,239	280,600
Changes in operating assets and liabilities:
Accounts receivable	(2,903,756)	(4,108,759)
Inventories	(948,831)	(266,907)
Prepaid expenses and other	(1,394,460)	(579,842)
Long-term deposits	(1,611,432)	(660,000)
Accounts payable and accrued expenses	81,254	4,410,090
Operating lease obligations	(243,685)	(220,768)
Customer deposits	186,265	(104,235)
Net Cash Used In Operating Activities	(8,678,386)	(4,260,237)

Cash Flows from Investing Activities
Purchases of property and equipment	(557,276)	(487,492)
Cash paid for intangible asset acquisition	–	(3,500,000)
Net investment in marketable securities	(3,973,007)	–
Net Cash Used In Investing Activities	(4,530,283)	(3,987,492)

Cash Flows from Financing Activities
Net proceeds from rights offering	1,637,004	–
Net proceeds from registered direct offering	8,323,748	–
Proceeds from exercise of stock options, net of subscription receivable	533,924	–
Proceeds from cancelled stock option exercise, to be refunded	43,125	–
Repayment of finance lease obligations	(8,686)	(10,500)
Net Cash Provided By (Used In) Financing Activities	10,529,115	(10,500)

Net change in cash and cash equivalents	(2,679,554)	(8,258,229)

Cash, Cash Equivalents, and Restricted Cash

Beginning of the Period	11,685,395	19,315,984
End of the Period	$9,005,841	$11,057,755

Reconciliation to Consolidated Balance Sheets
Cash and cash equivalents	8,892,838	4,981,091
Rights offering subscription proceeds in escrow	113,003	6,704,304
Total Cash, Cash equivalents, and Restricted Cash	$9,005,841	$11,057,755

Supplemental disclosures
Cash paid for interest	$4,900	$14,746
Cash paid for income taxes	$2,414	$10,856

Non-Cash Investing and Financing Activities
Common Stock issued upon vesting of RSUs	$273	$2
Contingent liability consideration from intangible asset acquisition	$–	$3,000,000
Fair value of common stock issued in intangible asset acquisition	$–	$1,710,367
Subscription receivable from exercise of stock options	$27,884	$–
Financed purchases of property and equipment	$–	$26,868
Reclassification of subscription liability to stockholders’ equity upon closing of rights offering	$6,591,301	$–
Reclassification of deferred offering costs to additional paid-in-capital upon closing of rights offering	$164,807	$–

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

(1) Basis of Presentation and Other Information

The accompanying unaudited condensed consolidated financial statements of AmpliTech Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2025 consolidated balance sheet data was derived from audited financial statements but do not include all disclosures required by U.S. GAAP. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2026. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2026.

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

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

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

(2) Disaggregation of Revenues

The following table presents sales disaggregated based on geographic regions and for the three and six months ended:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
AmpliTech Inc. and Specialty Microwave
Domestic sales	$1,007,803	$644,248	$2,307,972	$1,358,369
International sales	3,000,853	8,674,208	4,984,222	8,945,623
Total	4,008,656	9,318,456	7,292,194	10,303,992

Spectrum
Domestic sales	2,158,073	1,020,653	3,339,686	2,629,042
International sales	1,903,650	686,818	2,787,945	1,691,992
Total	4,061,723	1,707,471	6,127,631	4,321,034

Total sales	$8,070,379	$11,025,927	$13,419,825	$14,625,026

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

(3) Segment Reporting

The Company operates in two reportable segments: the manufacturing and engineering segment, which is operated by AmpliTech Inc. and Specialty Microwave; and the distribution segment, which is operated by Spectrum. The manufacturing and engineering segment assembles microwave components, and the distribution segment is a global distributor of integrated circuit packages and lids. The Company’s Chief Executive Officer (“CEO”) is the chief operating decision maker (“CODM”). The CODM assesses segment performance and allocates resources based on segment net income (loss), which is reported in the tables below. The CODM uses segment net income (loss) to evaluate each segment’s operating results, monitor budget-to-actual variances, and determine the allocation of capital, personnel, and research and development resources among the segments. The Company provides general corporate services to its segments; however, these services are not considered when making operating decisions and assessing segment performance. These services are reported under “Corporate” below and include costs associated with executive management, financing activities and public company compliance.

The following table presents summary information by segment for the three months ended June 30, 2026:

	Manufacturing and Engineering	Distribution	Corporate	Total
Revenue	$4,008,656	$4,061,723	$–	$8,070,379
Cost of goods sold	3,524,032	2,292,335	–	5,816,367
Net income (loss)	(2,926,665)	1,133,971	(1,295,818)	(3,088,512)
Research and development (1)	1,374,405	–	–	1,374,405
Total assets	21,850,446	18,232,505	18,425,803	58,508,754
Depreciation and amortization	323,703	31,169	186,599	541,471
Interest income, net	13,067	–	45,205	58,272

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

The following table presents summary information by segment for the six months ended June 30, 2026:

	Manufacturing and Engineering	Distribution	Corporate	Total
Revenue	$7,292,194	$6,127,631	$–	$13,419,825
Cost of goods sold	5,213,940	3,385,007	–	8,598,947
Net income (loss)	(3,375,601)	1,257,341	(2,491,959)	(4,610,219)
Research and development (2)	1,877,451	–	–	1,877,451
Total assets	21,850,446	18,232,505	18,425,803	58,508,754
Depreciation and amortization	638,318	62,338	373,197	1,073,853
Interest income, net	42,206	–	75,503	117,709

(1)	Research and development for the three months ended June 30, 2026 was comprised of $1,077,842 of 5G expenses and $296,563 of MMIC design expenses.

(2)	Research and development for the six months ended June 30, 2026 was comprised of $1,206,271 of 5G expenses and $671,180 of MMIC design expenses.

(4) Marketable Securities

The Company’s investments in marketable securities consist of money market funds and U.S. Treasury bills, which are stated at fair value with realized and unrealized gains and losses recognized in other income (expense). Realized and unrealized gains and losses are determined using the specific identification method.

Marketable securities as of June 30, 2026 consisted of the following:

	June 30, 2026
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 1 (1)
Money market funds	$1,530,407	$–	$–	$1,530,407	(2)
U.S. Treasury bills	9,183,171	24,601	–	9,207,772	(2)
Total	$10,713,578	$24,601	$–	$10,738,179

(1)	Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

(2)

The money market funds of $1,530,407 and U.S. Treasury bills with a fair value of $5,147,665 (original maturities of less than three months) are included in cash and cash equivalents. The remaining U.S. Treasury bills with a fair value of $4,060,107 (original maturities greater than three months) are classified as marketable securities.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

(5) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value) and are reduced by an inventory reserve for items determined to be slow-moving or obsolete. Inventories as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30,	December 31,
	2026	2025
Raw materials	$1,867,637	$1,584,086
Work-in progress	197,448	298,685
Finished goods	8,682,532	7,916,015
Finished goods in transit	–	328,718
Total inventories	10,747,617	10,127,504
Less: reserve for obsolescence	(1,192,000)	(1,219,000)
Total inventories, net	$9,555,617	$8,908,504

(6) Property and Equipment

Property and Equipment as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30,	December 31,
	2026	2025
Lab equipment	$4,822,382	$4,333,676
Manufacturing equipment	129,745	129,745
Automobiles	7,335	7,335
Computer equipment and software	290,326	229,656
Leasehold improvements	87,322	87,322
Furniture and fixtures	230,871	222,971
Total property and equipment	5,567,981	5,010,705
Less: accumulated depreciation	(2,359,147)	(2,125,458)
Total property and equipment, net	$3,208,834	$2,885,247

Depreciation expense for the three months ended June 30, 2026 and 2025 was $121,389 and $104,525 respectively, of which $86,871 and $73,667, respectively were included in cost of goods sold.

Depreciation expense for the six months ended June 30, 2026 and 2025 was $233,690 and $199,352 respectively, of which $163,710 and $147,233, respectively were included in cost of goods sold.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

(7) Intangible Assets

Intangible assets as of June 30, 2026 consisted of the following:

	Gross
	Carrying Amount	Accumulated Amortization	Net Amount	Weighted Average Life
Indefinite-lived intangibles
Trade name	$514,284	$–	$514,284	Indefinite
Total Indefinite-lived intangibles	514,284	–	514,284

Definite-lived intangibles
Intellectual property	9,080,288	896,394	8,183,894	9.92
Customer relationships	3,508,710	631,263	2,877,447	13.33
Licenses	1,250,000	520,833	729,167	1.20
Total definite-lived intangibles	13,838,998	2,048,490	11,790,508

Total intangible assets	$14,353,282	$2,048,490	$12,304,792

Amortization expense for the three months ended June 30, 2026 and 2025 was $420,082 and $151,633, respectively.

Amortization expense for the six months ended June 30, 2026 and 2025 was $840,163 and $178,866 respectively.

Estimated amortization expense for intangible assets for the next five years consists of the following as of June 30, 2026:

Amount
2026 (remaining)	$840,164
2027	1,471,995
2028	1,055,328
2029	1,055,328
2030	1,055,328
Thereafter	6,312,365
Total estimated amortization expense	$11,790,508

(8) Long-Term Deposits

Long-term deposits represent advance payments made by the Company in connection with the establishment of dedicated production capacity, the development of the Company’s 5G technology campus, the development of the Company’s first consumer product (an Internet of Things (“IoT”) sprayer that uses sensors, software, and internet connectivity to automate spraying for disinfecting and deodorizing applications), and security deposits associated with the Company’s facility leases. None of the production line, 5G campus, or IoT sprayer development assets are operational as of June 30, 2026. The deposits will be reclassified to property and equipment, intangible assets, or other appropriate asset categories upon completion and acceptance of the underlying assets and commencement of operations.

Long-term deposits as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30,	December 31,
	2026	2025
Dedicated production line deposits	$2,473,824	$1,173,824
5G campus development deposits	288,178	181,766
IoT sprayer development deposits	205,020	–
Security deposits	114,174	114,174
Total long-term deposits	$3,081,196	$1,469,764

During the six months ended June 30, 2026, the Company made additional advance payments totaling $1,611,432, consisting of $1,300,000 toward the dedicated production line, $106,412 toward the 5G technology campus, and $205,020 toward the development of the IoT sprayer. Security deposits were unchanged during the period.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

(9) Leases

Operating leases and finance leases as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Operating leases
Assets
ROU operating lease assets	$3,619,458	$3,873,697

Liabilities
Current portion of operating lease	$524,310	$499,072
Operating lease, net of current portion	3,371,568	3,640,491
Total operating lease liabilities	$3,895,878	$4,139,563

Finance leases
Assets
Property and equipment, gross	$80,426	$80,426
Accumulated depreciation	(48,548)	(41,848)
Property and equipment, net	$31,878	$38,578

Liabilities
Current portion of finance leases	$16,203	$17,646
Finance lease, net of current portion	14,143	21,386
Total finance leases	$30,346	$39,032

The weighted average remaining lease term and weighted average discount rate on June 30, 2026 are as follows:

June 30, 2026
Weighted-average remaining lease term (years)
Operating leases	6.57
Financing leases	2.25
Weighted-average discount rate
Operating leases	6.23%
Financing leases	7.89%

As of June 30, 2026, future minimum lease payments under operating lease liabilities were as follows:

Amount
2026 (remaining)	$372,911
2027	757,483
2028	779,311
2029	781,351
2030	510,606
Thereafter	1,470,323
Total operating lease payments	4,671,985
Less imputed interest	(776,107)
Total operating lease obligations	3,895,878
Less current operating lease obligations	(524,310)
Long-term operating lease obligations	$3,371,568

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

As of June 30, 2026, future minimum lease payments under finance leases were as follows:

Amount
2026 (remaining)	$10,041
2027	12,094
2028	8,100
2029	3,375
Total finance lease payments	33,610
Less imputed interest	(3,264)
Total finance lease obligations	30,346
Less current finance lease obligations	(16,203)
Long-term finance lease obligations	$14,143

(10) Stockholders’ Equity

Common Stock

On January 5, 2026, 15,000 restricted stock units at an exercise price of $3.65 were issued to a board advisor, vesting in equal quarterly installments of 3,750 shares beginning on the grant date. The first and second installment of 3,750 shares were issued on January 5, 2026 and April 5, 2026. The restricted stock units were granted under the Company’s 2020 Equity Incentive Plan (the “2020 Plan”).

On January 30, 2026, the Company granted restricted stock awards under the 2020 Plan to the officers of the Company for an aggregate of 150,000 shares of common stock (50,000 each) valued at $456,000. These restricted stock awards vested immediately.

On April 20, 2026, the Company entered into a consulting agreement pursuant to which we agreed to issue 15,000 restricted stock units at an exercise price of $2.00. The restricted stock units were issued pursuant to the Company’s 2020 Plan.

During the six months ended June 30, 2026, employees exercised a total of 197,800 stock options at various exercise prices ranging from $1.02 to $3.88 per share, resulting in total proceeds of $561,808, of which $533,924 was received in cash and $27,884 is recorded as a subscription receivable in the condensed consolidated balance sheet as of June 30, 2026. In addition, during the six months ended June 30, 2026, a holder exercised 25,000 stock options in excess of the holder’s vested entitlement. The excess shares were subsequently cancelled by the Company’s transfer agent, and the related exercise proceeds of $43,125 are recorded as a refund payable in the condensed consolidated balance sheet as of June 30, 2026.

On June 9, 2026, the Company entered into a consulting agreement pursuant to which we agreed to issue an aggregate of 800,002 shares of common stock in installments as compensation for services pursuant to and subject to the terms of the consulting agreement. The initial 100,000 shares of common stock were issued in June 2026, and the remaining balance of 700,002 shares of common stock will be issued in monthly installments of 77,778 commencing in October 2026 for continued services.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

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

During the three months ended June 30, 2026, holders of Series A Rights exercised a portion of their Series A Rights in advance of the July 18, 2026 expiration date. Because the shares of common stock underlying the Series A Rights are not issued until the expiration date, the related subscription proceeds of $113,003 received as of June 30, 2026 are reflected as rights offering subscription proceeds in escrow, with a corresponding rights offering subscription liability, in the condensed consolidated balance sheet.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

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

As of June 30, 2026, all outstanding stock options were issued according to the Company’s 2020 Plan, and there remained 5,343,425 shares of common stock available for future issuance under the 2020 Plan.

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

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

Below is a table summarizing the changes in stock options outstanding for the six months ended June 30, 2026:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at December 31, 2025	1,254,000	$2.29
Granted	664,800	2.92
Exercised	(197,800)	2.84
Forfeited or expired	(38,500)	4.59
Outstanding at June 30, 2026	1,682,500	$2.42
Exercisable at June 30, 2026	729,128	$2.22

Stock-based compensation expense related to stock options of $192,238 and $342,422 was recorded for the three and six months ended June 30, 2026. As of June 30, 2026, the remaining unrecognized compensation cost related to non-vested stock options is $2,017,943 and is expected to be recognized over 3.59 years. The outstanding stock options have a weighted-average remaining contractual life of 5.56 years and a total intrinsic value of $7,622,297.

Warrants

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

The private placement warrants issued by the Company in April 2021 expired in accordance with their terms at 5:00 p.m. Eastern Time on April 16, 2026. Prior to expiration, 1,900,500 warrants were outstanding, each exercisable for one share of the Company’s common stock at an exercise price of $8.48 per share. In accordance with the terms of the warrants, any warrants that remained unexercised as of the expiration date automatically expired and are no longer exercisable or of any value.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

Below is a table summarizing the changes in warrants outstanding for the six months ended June 30, 2026:

	Number of Warrant and Series Rights		Weighted- Average Exercise Price
Outstanding at December 31, 2025	3,296,942	(1)	$7.83
Granted	8,996,408	(2)	5.50
Forfeited or expired	(3,266,942)	(1)	7.86
Outstanding at June 30, 2026	9,026,408		$5.50
Exercisable at June 30, 2026	9,026,408		$5.50

(1)	Represents warrants.
(2)	Represents 4,498,204 Series A Rights and 4,498,204 Series B Rights issued in connection with the rights offering and registered direct offering described above.

Stock-based compensation expense related to warrants of $0 was recorded for the three and six months ended June 30, 2026. As of June 30, 2026, the remaining unrecognized compensation cost related to non-vested warrants is $0. The outstanding warrants have a weighted-average remaining contractual life of 0.22 years and a total intrinsic value of $13,193,556.

Restricted Stock Units and Restricted Stock Awards

On January 5, 2026, 15,000 restricted stock units (“RSUs”) with a grant-date fair value of $3.65 per share were issued to a board advisor, vesting in equal quarterly installments of 3,750 shares beginning on the grant date. The first and second installments of 3,750 shares were issued on January 5, 2026 and April 5, 2026. These RSUs were issued pursuant to the Company’s 2020 Plan.

On January 30, 2026, the Company granted restricted stock awards (“RSAs”) to the officers of the Company for an aggregate of 150,000 shares of common stock (50,000 each) with a grant-date fair value of $3.04 per share, which vested immediately. These RSAs were issued pursuant to the Company’s 2020 Plan.

On April 20, 2026, the Company entered into a consulting agreement pursuant to which the Company agreed to issue 15,000 RSUs with a grant-date fair value of $2.00 per share, which vested immediately. These RSUs were issued pursuant to the Company’s 2020 Plan.

On June 9, 2026, the Company entered into a consulting agreement pursuant to which the Company agreed to issue an aggregate of 800,002 shares of common stock as compensation for services pursuant to and subject to the terms of the consulting agreement. The initial 100,000 shares of common stock were issued in June 2026 and vested immediately. The remaining 700,002 shares of common stock will be issued in nine equal monthly installments of 77,778 shares commencing in October 2026,subject to continued services. The aggregate grant-date fair value of the award was $5,472,014, based on the Company’s closing stock price of $6.84 per share on the grant date.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

Below is a table summarizing the changes in RSUs and RSAs outstanding for the six months ended June 30, 2026:

	Number of RSUs / RSAs	Weighted-Average Grant Date Value
Outstanding at December 31, 2025	–	$–
Granted	980,002	6.14
Vested	(272,500)	4.39
Outstanding at June 30, 2026	707,502	$6.81

Stock-based compensation expense related to RSUs and RSAs of $727,638 and $1,210,064 was recorded for the three and six months ended June 30, 2026. As of June 30, 2026, the remaining unrecognized compensation cost related to non-vested RSUs and RSAs is $4,802,700. The outstanding RSUs and RSAs have a weighted-average remaining contractual life of 0.94 years and an aggregate intrinsic value of $4,924,214.

Common Stock Equivalents

For the three and six months ended June 30, 2026, all potential common shares were excluded from the diluted loss per share calculation as their effect would be antidilutive due to the Company’s net loss position. As of June 30, 2026, the Company had 1,682,500 stock options, 30,000 warrants, 4,498,204 Series A Rights, 4,498,204 Series B Rights, and 707,502 unvested RSUs and RSAs outstanding, representing 11,416,410 potential common shares excluded from the diluted loss per share calculation.

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

Upon achievement of the First Milestone in April 2025, the Company paid $3,500,000 in cash and issued 914,635 shares of restricted common stock to Titan with a fair value of $1,710,367. Under the Titan APA, the Company agreed to pay the remaining $500,000 in cash and $2,500,000 in restricted shares of common stock will be paid upon achievement of the Second Milestone, which is expected to occur in the third quarter of 2026, and is recorded as a $3,000,000 contingent liability in the condensed consolidated balance sheets at June 30, 2026 and December 31, 2025.

Under the Titan APA, the parties have customary indemnification obligations, and Titan and its affiliate have agreed not to engage in certain competitive activities for a period of ten years following the closing.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

Legal Proceedings

From time to time, the Company may be involved in various legal proceedings and claims arising in the ordinary course of business. As of June 30, 2026, the Company was not a party to any legal proceedings the outcome of which, individually or in the aggregate, would be expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

(12) Subsequent Events

Vesting of RSU Installment

In connection with the 15,000 restricted stock units issued to a board advisor in January 2026, the third installment of 3,750 shares was issued on July 6, 2026. The restricted stock units were issued pursuant to the Company’s 2020 Plan.

Termination of Equity Distribution Agreement

On July 7, 2026, the Company provided notice to Maxim Group LLC (“Maxim”), as Agent, that it was terminating the Equity Distribution Agreement dated March 21, 2025, between the Company and Maxim effective immediately.

Adoption of Stock Repurchase Program

On July 7, 2026, the Company announced that its Board of Directors has authorized a stock repurchase program under which the Company may repurchase up to $10 million of its outstanding common stock over the next 24 months. Under the program, repurchases may be made from time to time through open market purchases, privately negotiated transactions, block trades, or other means in accordance with applicable federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company may also enter into a trading plan under Rule 10b5-1. The timing, manner, price, and amount of any repurchases will be determined by the Company at its discretion and will depend on a variety of factors, including market conditions, the trading price of the Company’s common stock, applicable legal and regulatory requirements, and other considerations. The program does not obligate the Company to acquire any particular number of shares, and it may be suspended, modified, or discontinued at any time without prior notice.

Closing of Series A Rights

On July 22, 2026, the Company closed on the Series A Rights (the “Closing”), which expired on July 18, 2026. Each Series A Right entitled the holder to purchase one share of common stock of the Company at an exercise price of $5.00 per share. Of the 4,498,204 Series A Rights outstanding, 4,384,163 were exercised and 114,041 expired unexercised and were automatically cancelled. The Company received approximately $21,920,815 in gross proceeds from the exercise of the Series A Rights and issued 4,384,163 shares of common stock. Gross proceeds include $113,003 received and held in escrow as of June 30, 2026, at which date a corresponding rights offering subscription liability was recorded. Net proceeds from the Closing were approximately $20,121,994 after deducting fees and expenses of Moody Capital, as placement agent, and the Company’s other offering expenses. The Series A Rights ceased trading on Nasdaq following their expiration. The Series B Rights, exercisable at $6.00 per share, remain outstanding and continue to trade on Nasdaq under the symbol “AMPGZ” until their expiration on November 20, 2026.

Amendment No. 2 to Titan APA

On August 6, 2026, the Company entered into Amendment No. 2 to the Titan APA (the “Amendment”) with Titan and Titan’s affiliate (the “Affiliate”). The Amendment was entered into as a result of Titan’s and the Affiliate’s substantial delinquency in timely delivering products to the Company, which has caused the Company substantial delays in developing its products, including the delivery of documentation and drawing packages for the 5G ORAN radio products. Pursuant to the Amendment, the parties agreed, among other things, to (i) decrease the aggregate purchase price from $8,000,000 to $7,000,000 and (ii) amend the form of payment of the remaining purchase price. Subject to the transfer of the fully developed design package for the 5G ORAN radio technology (the “Transfer”) and acknowledgment by the Company’s manufacturing partner that the documentation and drawing package is suitable for full production purposes, the remaining unpaid purchase price of $2,000,000 will be paid as follows: (i) $1,000,000 in cash and (ii) $1,000,000 in restricted common stock of the Company based on the volume-weighted average price of the Company’s common stock over the thirty (30) trading days preceding the date of the Transfer. Pursuant to the Amendment, Titan was released from substantially all of its remaining covenants and indemnification obligations under the Titan APA, and the Affiliate assumed such obligations. The Company did not waive any rights or claims it may have against Titan or the Affiliate arising prior to the date of the Amendment.

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

Recent Developments

Termination of ATM Offering

On July 7, 2026, we provided notice to Maxim Group LLC (“Maxim”), as Agent, that we were terminating the Equity Distribution Agreement dated March 21, 2025, between us and Maxim effective immediately.

Adoption of Stock Repurchase Program

On July 7, 2026, we announced that our Board of Directors has authorized a stock repurchase program under which we may repurchase up to $10 million of our outstanding common stock over the next 24 months. Under the program, repurchases may be made from time to time through open market purchases, privately negotiated transactions, block trades, or other means in accordance with applicable federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We may also enter into a trading plan under Rule 10b5-1. The timing, manner, price, and amount of any repurchases will be determined by us at our discretion and will depend on a variety of factors, including market conditions, the trading price of our common stock, applicable legal and regulatory requirements, and other considerations. The program does not obligate us to acquire any particular number of shares, and it may be suspended, modified, or discontinued at any time without prior notice.

Closing of Series A Rights

On July 22, 2026, we closed on the Series A Rights (the “Closing”), which expired on July 18, 2026. Each Series A Right entitled the holder to purchase one share of our common stock at an exercise price of $5.00 per share. Of the 4,498,204 Series A Rights outstanding, 4,384,163 were exercised and 114,041 expired unexercised and were automatically cancelled. We received approximately $21,920,815 in gross proceeds from the exercise of the Series A Rights and issued 4,384,163 shares of common stock. Gross proceeds include $113,003 received and held in escrow as of June 30, 2026, at which date a corresponding rights offering subscription liability was recorded. Net proceeds from the Closing were approximately $20,121,994 after deducting fees and expenses of Moody Capital, as placement agent, and our other offering expenses. The Series A Rights ceased trading on Nasdaq following their expiration. The Series B Rights, exercisable at $6.00 per share, remain outstanding and continue to trade on Nasdaq under the symbol “AMPGZ” until their expiration on November 20, 2026.

Amendment No. 2 to Titan APA

On August 6, 2026, we entered into Amendment No. 2 to the Titan APA (the “Amendment”) with Titan and Titan’s affiliate (the “Affiliate”). The Amendment was entered into as a result of Titan’s and the Affiliate’s substantial delinquency in timely delivering products to us, which has caused us substantial delays in developing our products, including the delivery of documentation and drawing packages for the 5G ORAN radio products. Pursuant to the Amendment, the parties agreed, among other things, to (i) decrease the aggregate purchase price from $8,000,000 to $7,000,000 and (ii) amend the form of payment of the remaining purchase price. Subject to the transfer of the fully developed design package for the 5G ORAN radio technology (the “Transfer”) and acknowledgment by our manufacturing partner that the documentation and drawing package is suitable for full production purposes, the remaining unpaid purchase price of $2,000,000 will be paid as follows: (i) $1,000,000 in cash and (ii) $1,000,000 in our restricted common stock based on the volume-weighted average price of our common stock over the thirty (30) trading days preceding the date of the Transfer. Pursuant to the Amendment, Titan was released from substantially all of its remaining covenants and indemnification obligations under the Titan APA, and the Affiliate assumed such obligations. We did not waive any rights or claims we may have against Titan or the Affiliate arising prior to the date of the Amendment.

Corporate Information

Our principal executive offices are located at 155 Plant Avenue, Hauppauge, NY 11788. Our telephone number is (631) 521-7831. Our corporate website is www.amplitechinc.com. The information on our website is not a part of or incorporated in this report.

Results of Operations

For the Three Months Ended June 30, 2026 and June 30, 2025

Revenues

Sales decreased from $11,025,927 for the three months ended June 30, 2025, to $8,070,379 for the three months ended June 30, 2026, a decrease of $2,955,548 or approximately 26.81%. Distribution sales increased to $4,061,722 from $1,707,471 in the same period in the prior year, representing a significant year-over-year increase of $2,354,251. The growth was primarily attributable to higher sales volumes through distribution channels and continued expansion of the distribution business. The year-over-year decrease in 5G sales is primarily attributable to the acquired revenue recognized in the same period in the prior year related to the fulfillment of sales orders obtained through the Titan asset acquisition. Sales in the amplifier and related passive microwave components and subsystems division increased by $328,260 or 42.68%.

Cost of Goods Sold and Gross Profit

Cost of goods sold decreased from $10,163,048 for the three months ended June 30, 2025, to $5,816,367 for the three months ended June 30, 2026, a decrease of $4,346,681 or 42.77%. Cost of goods sold decreased compared to the same period in the prior year primarily due to lower sales volumes. The same period in the prior year included the fulfillment of acquired 5G product sales resulting from the asset acquisition, which increased both sales and the related cost of goods sold. Gross profit for the three months ended June 30, 2025 was $862,879 compared to $2,254,012 for the three months ended June 30, 2026, an increase of $1,391,133, or 161.22%. Gross profit as a percentage of sales increased to 27.93% from 7.83%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $4,075,527 for the three months ended June 30, 2026, from $2,129,143 for the three months ended June 30, 2025, an increase of $1,946,384, or approximately 91.42%. The increase was primarily attributable to higher parent company expenses, including increased amortization expense, legal fees and stock-based compensation. Selling, general and administrative expenses also increased as a result of greater investments in marketing and business development activities, including participation in additional industry trade shows such as the IMS and Network X trade shows, as well as expanded promotional initiatives designed to enhance brand awareness, strengthen customer engagement, and support business growth. The increase also reflects the engagement of two consultants to expand marketing and business development efforts for the Company’s 5G product portfolio.

Research and Development Expenses

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include salaries and benefits, consultants, outside service, and supplies.

Research and development expenses increased to $1,374,405 for the three months ended June 30, 2026, from $658,795 for the three months ended June 30, 2025, an increase of $715,610, or approximately 108.62%. The increase was primarily attributable to expanded 5G product development activities, including higher prototype and testing costs, as well as increased consulting expenses to support ongoing product innovation and development efforts.

Loss From Operations

As a result of the above, the Company reported a loss from operations of $3,195,920 and $1,925,059 for the three months ended June 30, 2026, and 2025, respectively.

Other Income (Expenses)

Other income consists of $88,222 of realized gain on foreign currency exchange rates for the three months ended June 30, 2025.

Due to market fluctuations, the Company recorded an unrealized loss on investments of $13,363 for the three months ended June 30, 2026 and $62,499 and $36,019 of realized gains on investments for the three months ended June 30, 2026 and 2025, respectively.

The Company recorded interest income, net of $58,272 and $29,193 for the three months ended June 30, 2026 and 2025, respectively.

Net Loss

The Company reported a net loss of $3,088,512 and $1,771,625 for the three months ended June 30, 2026 and 2025, respectively.

For the Six Months Ended June 30, 2026 and June 30, 2025

Revenues

Sales decreased to $13,419,825 for the six months ended June 30, 2026, from $14,625,026 for the six months ended June 30, 2025, a decrease of $1,205,201, or approximately 8.24%. The decrease was primarily attributable to lower 5G product sales, as the same period in the prior year included revenue generated from the Titan asset acquisition, which contributed to incremental sales that did not recur in the current period, offset by the increase in Spectrum sales.

Cost of Goods Sold and Gross Profit

Cost of goods sold decreased to $8,598,947 for the six months ended June 30, 2026, from $12,574,277 for the six months ended June 30, 2025, a decrease of $3,975,330, or approximately 31.61%. The decrease was primarily attributable to lower sales volumes. The same period in the prior year included the fulfillment of acquired 5G product sales resulting from the asset acquisition, which increased both sales and the related cost of goods sold. Gross profit increased to $4,820,878 for the six months ended June 30, 2026, from $2,050,749 for the six months ended June 30, 2025, an increase of $2,770,129, or approximately 135.08%. Gross profit as a percentage of sales increased to approximately 35.92% for the six months ended June 30, 2026, from approximately 14.02% for the comparable same period in the prior year. The improvement in gross margin was primarily attributable to a more favorable product mix and the absence of the lower-margin acquired 5G product sales that were included in the same period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $7,758,455 for the six months ended June 30, 2026, from $4,467,358 for the six months ended June 30, 2025, an increase of $3,291,097, or approximately 73.67%. The increase was primarily attributable to higher parent company expenses, including increased amortization expense, legal fees and stock-based compensation. Selling, general and administrative expenses also increased due to greater investments in marketing and business development activities, including participation in additional industry trade shows such as IMS, MWC and Network X trade shows, expanded promotional initiatives to enhance brand awareness and customer engagement, and the engagement of two consultants to support the marketing and business development of the Company’s 5G product portfolio.

Research and Development Expenses

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include salaries and benefits, consultants, outside service, and supplies.

Research and development costs for the six months ended June 30, 2026, and 2025, were $1,877,451 and $1,398,468, respectively, an increase of $478,983, or 34.25%. The increase was primarily attributable to continued investment in 5G product development, including higher prototype and testing costs and increased consulting expenses to support ongoing research, product innovation, and development activities.

Loss From Operations

As a result of the above, the Company reported a loss from operations of $4,815,028 and $3,815,077 for the six months ended June 30, 2026, and 2025, respectively.

Other Income (Expenses)

Other income consists of $88,222 of realized gain on foreign currency exchange rates for the six months ended June 30, 2025.

Due to market fluctuations, the Company recorded an unrealized gain on investments of $24,601 for the six months ended June 30, 2026 and $62,499 and $36,019 of realized gains on investments for the six months ended June 30, 2026 and 2025, respectively.

The Company recorded interest income, net of $117,709 and $78,690 for the six months ended June 30, 2026 and 2025, respectively.

Net Loss

The Company reported a net loss of $4,610,219 and $3,612,146 for the six months ended June 30, 2026 and 2025, respectively.

Cash Flow

Operating Activities

The net cash used in operating activities for the six months ended June 30, 2026, was $8,678,386 resulting primarily from the net loss and operating changes in accounts receivable, inventory, prepaid expenses, long-term deposits, accounts payable and accrued expenses and operating lease obligations and customer deposits.

The net cash used in operating activities for the six months ended June 30, 2025, was $4,260,237 resulting primarily from the net loss and operating changes in accounts receivable, inventory, prepaid expenses, long-term deposits, accounts payable and accrued expenses and operating lease obligations and customer deposits.

Investing Activities

The net cash used in investing activities for the six months ended June 30, 2026, was $4,530,283 representing the net investment in marketable securities and the purchase of property and equipment.

The net cash used in investing activities for the six months ended June 30, 2025, was $3,987,492 for the purchase of property and equipment and the Titan Asset Acquisition.

Financing Activities

The net cash provided by financing activities for the six months ended June 30, 2026, was $10,529,115 resulting primarily from the net proceeds received from the rights offering, the registered direct offering and proceeds received from the exercise of stock options.

The net cash used in financing activities for the six months ended June 30, 2025, was $10,500 resulting primarily from the repayments of financing lease obligations.

As of June 30, 2026, we had cash and cash equivalents of $8,892,838, rights offering subscription proceeds in escrow of $113,003, working capital of $22,932,180 and an accumulated deficit of $32,629,501.

As of December 31, 2025, we had cash and cash equivalents of $4,981,091, rights offering subscription proceeds in escrow of $6,704,304, working capital of $10,157,641 and an accumulated deficit of $28,019,282.

Operating Capital and Capital Expenditure Requirements

As of June 30, 2026, we had cash and cash equivalents of $8,892,838. Based on our existing cash and cash equivalents, our working capital, our current and forecasted level of operations, and our forecasted cash flows, we believe that we will be able to meet our obligations and pay our liabilities arising from normal business operations when they come due and to provide for our capital requirements for the next 12 months.

Critical Accounting Policies, Estimates and Assumptions

The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and those that require significant judgment and estimates.

The discussion and analysis of our financial condition and results of operations is based upon financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates, including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the three month period ended June 30, 2026, to the items disclosed as critical accounting policies in management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As a result of this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management, including our chief executive officer and chief financial officer, believes the condensed consolidated financial statements included in this report fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management has evaluated the effectiveness of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this evaluation, management has concluded that, as of June 30, 2026 our internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting due to previously identified material weaknesses resulting from lack of written documentation of our internal controls and procedures, having ineffective internal controls related to our information technology general controls and lack of personnel resources to ensure adequate segregation of duties, as disclosed in the Form 10-K for the fiscal year ended December 31, 2025 (“Form 10-K”).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 2026, we issued an aggregate of 7,510 shares of our common stock to a board advisor for his services.

On June 9, 2026, we entered into a consulting agreement pursuant to which we agreed to issue an aggregate of 800,002 shares of common stock in installments as compensation for services pursuant to and subject to the terms of the consulting agreement. The initial 100,000 shares of common stock were issued in June 2026, and the remaining balance of 700,002 shares of common stock will be issued in monthly installments of 77,778 commencing in October 2026 for continued services.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

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

AmpliTech Group, Inc.

Date: August 13, 2026	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Louisa Sanfratello
Louisa Sanfratello
Chief Financial Officer
(Principal Financial and Accounting Officer)

