Form 10-Q
period 2026-09-30
AmpliTech Group, Inc.
filed 2026-11-12
CIK 1518461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 10, 2026, the registrant had 30,282,971 shares of common stock, par value $0.001 per share, issued and outstanding.

AMPLITECH GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2026

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

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue,” the negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AmpliTech Group, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$19,478,374	$4,981,091
Rights offering subscription proceeds in escrow	59,556	6,704,304
Accounts receivable	5,401,878	3,349,708
Inventories, net	10,597,180	8,908,504
Marketable securities	10,789,959	–
Prepaid expenses and other	2,927,286	1,116,775
Total Current Assets	49,254,233	25,060,382

Property and equipment, net	3,092,593	2,885,247
Operating lease right of use assets	3,488,924	3,873,697
Intangible assets, net	11,013,497	13,144,956
Goodwill	4,696,883	4,696,883
Cost method investment	348,250	348,250
Long-term deposits	4,237,724	1,469,764
Total Assets	$76,132,104	$51,479,179

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$4,653,767	$4,653,382
Customer deposits	97,149	28,337
Current portion of finance lease obligations	13,461	17,646
Current portion of operating lease obligations	537,366	499,072
Rights offering subscription liability	59,556	6,704,304
Contingent liability	1,750,000	3,000,000
Total Current Liabilities	7,111,299	14,902,741

Long-Term Liabilities
Finance lease obligations, net of current portion	12,440	21,386
Operating lease obligations, net of current portion	3,231,505	3,640,491
Deferred tax liability	52,000	52,000
Total Liabilities	10,407,244	18,616,618

Commitments and Contingencies	–	–

Stockholders’ Equity
Common stock, par value $0.001, 500,000,000 shares authorized, 30,123,665 and 20,683,095 shares issued and outstanding, respectively	30,124	20,683
Additional paid-in capital	100,211,379	60,861,160
Accumulated deficit	(34,516,643)	(28,019,282)
Total Stockholders’ Equity	65,724,860	32,862,561

Total Liabilities and Stockholders’ Equity	$76,132,104	$51,479,179

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

 Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Revenues	$6,582,687	$6,093,832	$20,002,512	$20,718,858
Cost of goods sold	4,333,723	3,134,189	12,932,670	15,708,466
Gross Profit	2,248,964	2,959,643	7,069,842	5,010,392

Operating Expenses
Selling, general and administrative	3,379,701	2,481,580	11,138,156	6,948,938
Research and development	859,616	699,319	2,737,067	2,097,787
Total Operating Expenses	4,239,317	3,180,899	13,875,223	9,046,725

Loss From Operations	(1,990,353)	(221,256)	(6,805,381)	(4,036,333)

Other Income (Expense)
Other income (loss)	–	(27,985)	–	60,237
Dividend income	16,945	–	16,945	–
Interest income, net	45,903	32,867	163,612	111,557
Unrealized gain (loss) on investments	(7,131)	–	17,470	–
Realized gain on investments	47,494	28,001	109,993	64,020
Total Other Income	103,211	32,883	308,020	235,814

Net Loss Before Income Taxes	(1,887,142)	(188,373)	(6,497,361)	(3,800,519)
Provision For Income Taxes	–	–	–	–
Net Loss	$(1,887,142)	$(188,373)	$(6,497,361)	$(3,800,519)

Net Loss Per Share
Basic and diluted	$(0.07)	$(0.01)	(0.25)	$(0.18)
Weighted-Average Common Shares Outstanding
Basic and diluted	29,013,777	21,270,538	26,262,163	20,877,683

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three Months Ended September 30, 2026
	Common Stock		Additional		Total
	Number of	Par	Paid-In	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Equity

Balance, June 30, 2026	25,651,599	$25,652	$79,357,731	$(32,629,501)	$46,753,882

Stock-based compensation	–	–	738,826	–	738,826
Common stock issued upon vesting of RSUs	81,528	82	(82)	–	–
Common stock issued upon exercise of stock options	6,375	6	12,954	–	12,960
Common stock issued upon exercise of Series A Rights	4,384,163	4,384	20,101,950	–	20,106,334
Net loss	–	–	–	(1,887,142)	(1,887,142)
Balance, September 30, 2026	30,123,665	$30,124	$100,211,379	$(34,516,643)	$65,724,860

	Nine Months Ended September 30, 2026
Balance, December 31, 2025	20,683,095	$20,683	$60,861,160	$(28,019,282)	$32,862,561

Stock-based compensation	–	–	2,291,312	–	2,291,312
Common stock issued upon vesting of RSUs	354,028	355	(355)	–	–
Common stock issued upon exercise of stock options	204,175	204	574,564	–	574,768
Common stock issued upon exercise of Series A Rights	4,384,163	4,384	20,101,950		20,106,334
Common stock issued in rights offering	2,268,204	2,268	8,061,230	–	8,063,498
Common stock issued in registered direct offering	2,230,000	2,230	8,321,518	–	8,323,748
Net loss	–	–	–	(6,497,361)	(6,497,361)
Balance, September 30, 2026	30,123,665	$30,124	$100,211,379	$(34,516,643)	$65,724,860

	Three Months Ended September 30, 2025
	Common Stock		Additional		Total
	Number of	Par	Paid-In	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Equity

Balance, June 30, 2025	20,573,595	$20,573	$60,416,234	$(24,624,273)	$35,812,534

Stock-based compensation	–	–	92,214	–	92,214
Common stock issued upon exercise of stock options	53,000	53	102,187	–	102,240
Net loss	–	–	–	(188,373)	(188,373)
Balance, September 30, 2025	20,626,595	$20,626	$60,610,635	$(24,812,646)	$35,818,615

	Nine Months Ended September 30, 2025
Balance, December 31, 2024	19,656,460	$19,656	$58,483,272	$(21,012,127)	$37,490,801

Stock-based compensation	–	–	315,726	–	315,726
Common stock issued upon vesting of RSUs	2,500	2	(2)	–	–
Common stock issued in purchase asset acquisition	914,635	915	1,709,452	–	1,710,367
Common stock issued upon exercise of stock options	53,000	53	102,187	–	102,240
Net loss	–	–	–	(3,800,519)	(3,800,519)
Balance, September 30, 2025	20,626,595	$20,626	$60,610,635	$(24,812,646)	$35,818,615

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(6,497,361)	$(3,800,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,488,649	759,312
Stock-based compensation	2,291,312	315,726
Operating lease costs	384,773	402,401
Net realized and unrealized gains on marketable securities	(128,463)	–
Inventory reserve	(27,000)	–
Changes in operating assets and liabilities:
Accounts receivable	(2,052,170)	(2,144,100)
Inventories	(1,990,394)	(1,287,117)
Prepaid expenses and other	(1,975,318)	(685,108)
Accounts payable and accrued expenses	329,103	1,572,747
Operating lease obligations	(370,692)	(334,044)
Customer deposits	68,812	(58,886)
Net Cash Used In Operating Activities	(8,478,749)	(5,259,588)

Cash Flows from Investing Activities
Purchases of property and equipment	(564,536)	(930,128)
Purchase of intangible assets	–	(1,240,000)
Advance payments for long-term deposits	(2,767,960)	–
Cash paid for intangible asset acquisition	–	(3,500,000)
Payment on contingent consideration from intangible asset acquisition	(250,000)	–
Net investment in marketable securities	(10,661,496)	–
Net Cash Used In Investing Activities	(14,243,992)	(5,670,128)

Cash Flows from Financing Activities
Net proceeds from rights offering	1,583,557	–
Net proceeds from registered direct offering	8,323,748	–
Net proceeds from exercise of Series A Rights	20,106,334	–
Proceeds from exercise of stock options	574,768	16,520
Repayment of finance lease obligations	(13,131)	(15,594)
Net Cash Provided By Financing Activities	30,575,276	926

Net change in cash, cash equivalents, and restricted cash	7,852,535	(10,928,790)

Cash, Cash Equivalents, and Restricted Cash

Beginning of the Period	11,685,395	19,315,984
End of the Period	$19,537,930	$8,387,194

Reconciliation to Consolidated Balance Sheets
Cash and cash equivalents	19,478,374	8,387,194
Rights offering subscription proceeds in escrow	59,556	–
Total Cash, Cash equivalents, and Restricted Cash	$19,537,930	$8,387,194

Supplemental disclosures
Cash paid for interest	$9,257	$16,580
Cash paid for income taxes	$9,952	$10,856

Non-Cash Investing and Financing Activities
Common Stock issued upon vesting of RSUs	$355	$2
Contingent liability consideration from intangible asset acquisition	$–	$3,000,000
Fair value of common stock issued in intangible asset acquisition	$–	$1,710,367
Subscription receivable from exercise of stock options	$–	$85,720
Financed purchases of property and equipment	$–	$26,868
Long term deposit applied to intangible asset acquisition	$–	$710,000
Acquisition of intangible assets recorded in accounts payable	$–	$1,500,000
Reclassification of subscription liability to stockholders’ equity upon closing of rights offering	$6,704,304	$–
Reduction of intangible assets and contingent consideration pursuant to APA amendment	$1,000,000	$–
Reclassification of deferred offering costs to additional paid-in capital upon closing of rights offering	$164,807	$–

See accompanying notes to the condensed consolidated financial statements

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

(1) Basis of Presentation and Other Information

The accompanying unaudited condensed consolidated financial statements of AmpliTech Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2025 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2026. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025. Except for the Company’s policies for cash equivalents held in money market funds and for marketable securities described below, there have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2026.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. During the three months ended September 30, 2026, the Company invested in an institutional prime money market fund that transacts at a floating net asset value (“NAV”) per share. The Company classifies its investment in the money market fund as a cash equivalent because the fund is highly liquid, is readily convertible to known amounts of cash, and presents an insignificant risk of changes in value under normal market conditions. The money market fund is measured at fair value based on its published NAV per share, a Level 1 input, and changes in fair value and dividends are recognized in other income (expense).

Marketable Securities

The Company’s marketable securities consist of U.S. Treasury bills with original maturities greater than three months at the date of purchase. The Company classifies its marketable securities as trading securities and measures them at fair value based on quoted market prices. Changes in fair value are recognized in unrealized gain (loss) on investments, and gains realized upon sale or maturity are recognized in realized gain on investments, both within other income (expense) in the condensed consolidated statements of operations. Realized gains and losses are determined using the specific identification method.

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

For the Nine Months Ended September 30, 2026 and 2025

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

(2) Disaggregation of Revenues

The following table presents sales disaggregated based on geographic regions and for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
AmpliTech Inc. and Specialty Microwave
Domestic sales	$964,119	$2,307,197	$3,272,091	$3,665,566
International sales	2,732,868	1,670,667	7,717,089	10,616,290
Total	3,696,987	3,977,864	10,989,180	14,281,856

Spectrum
Domestic sales	2,322,921	1,607,773	5,662,608	4,238,348
International sales	562,779	508,195	3,350,724	2,198,654
Total	2,885,700	2,115,968	9,013,332	6,437,002

Total sales	$6,582,687	$6,093,832	$20,002,512	$20,718,858

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2026 and 2025

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

The following table presents summary information by segment for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
	Manufacturing and Engineering	Distribution	Corporate	Total
Revenue	$3,696,987	$2,885,700	$–	$6,582,687
Cost of goods sold	2,858,620	1,475,103	–	4,333,723
Net income (loss)	(1,693,692)	696,200	(889,650)	(1,887,142)
Research and development (1)	859,616	–	–	859,616
Total assets	30,030,500	18,825,882	27,275,722	76,132,104
Depreciation and amortization	324,286	32,701	57,812	414,799
Interest income, net	35,335	–	10,568	45,903

(1)	Research and development for the three months ended September 30, 2026 was comprised of $435,707 of 5G expenses and $423,909 of MMIC design expenses.

	Three Months Ended September 30, 2025
	Manufacturing and Engineering	Distribution	Corporate	Total
Revenue	$3,977,864	$2,115,968	$–	$6,093,832
Cost of goods sold	2,192,829	941,360	–	3,134,189
Net income (loss)	(282,636)	491,721	(397,458)	(188,373)
Research and development	699,319	–	–	699,319
Total assets	18,644,140	17,146,983	11,448,264	47,239,387
Depreciation and amortization	165,978	28,517	186,599	381,094
Interest income, net	33,685	–	(818)	32,867

The following table presents summary information by segment for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026
	Manufacturing and Engineering	Distribution	Corporate	Total
Revenue	$10,989,180	$9,013,332	$–	$20,002,512
Cost of goods sold	8,072,560	4,860,110	–	12,932,670
Net income (loss)	(5,069,293)	1,953,541	(3,381,609)	(6,497,361)
Research and development (1)	2,737,067	–	–	2,737,067
Total assets	30,030,500	18,825,882	27,275,722	76,132,104
Depreciation and amortization	962,601	95,039	431,009	1,488,649
Interest income, net	77,541	–	86,071	163,612

(1)	Research and development for the nine months ended September 30, 2026 was comprised of $1,641,977 of 5G expenses and $1,095,090 of MMIC design expenses.

	Nine Months Ended September 30, 2025
	Manufacturing and Engineering	Distribution	Corporate	Total
Revenue	$14,281,856	$6,437,002	$–	$20,718,858
Cost of goods sold	12,176,009	3,532,457	–	15,708,466
Net income (loss)	(3,281,959)	833,028	(1,351,588)	(3,800,519)
Research and development	2,097,787	–	–	2,097,787
Total assets	18,644,140	17,146,983	11,448,264	47,239,387
Depreciation and amortization	362,354	85,959	310,999	759,312
Interest income, net	115,279	–	(3,722)	111,557

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

(4) Marketable Securities

The Company’s investments in marketable securities consist of money market funds and U.S. Treasury bills, which are stated at fair value with realized and unrealized gains and losses recognized in other income (expense). Realized and unrealized gains and losses are determined using the specific identification method.

Marketable securities as of September 30, 2026 consisted of the following:

	September 30, 2026
	Adjusted Cost	Unrealized Gains	Unrealized Losses		Fair Value
Level 1 (1)
Cash	$1,035	–	$–		$1,035
Money market funds	10,016,945	–	(1,000	) (3)	10,015,945	(2)
U.S. Treasury bills	10,771,489	18,470	–		10,789,959	(2)
Total	$20,789,469	$18,470	$(1,000)		$20,806,939

(1)	Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

(2)	The money market funds of $10,015,945 are included in cash and cash equivalents. The U.S. Treasury bills with a fair value of $10,789,959 (original maturities greater than three months) are classified as marketable securities.

(3)	The unrealized loss of $1,000 relates to the money market fund, which is classified as a cash equivalent (see Note 1). This amount is included in unrealized gain (loss) on investments in the condensed consolidated statements of operations; because the fund is a cash equivalent, the loss is included in the change in cash and cash equivalents and is not presented as a reconciling item in the condensed consolidated statements of cash flows.

(5) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value) and are reduced by an inventory reserve for items determined to be slow-moving or obsolete. Inventories as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30,	December 31,
	2026	2025
Raw materials	$2,113,103	$1,584,086
Work-in progress	330,521	298,685
Finished goods	9,345,556	7,916,015
Finished goods in transit	–	328,718
Total inventories	11,789,180	10,127,504
Less: reserve for obsolescence	(1,192,000)	(1,219,000)
Total inventories, net	$10,597,180	$8,908,504

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

(6) Property and Equipment

Property and Equipment as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30,	December 31,
	2026	2025
Lab equipment	$4,822,382	$4,333,676
Manufacturing equipment	129,745	129,745
Automobiles	7,335	7,335
Computer equipment and software	297,586	229,656
Leasehold improvements	87,322	87,322
Furniture and fixtures	230,871	222,971
Total property and equipment	5,575,241	5,010,705
Less: accumulated depreciation	(2,482,648)	(2,125,458)
Total property and equipment, net	$3,092,593	$2,885,247

Depreciation expense for the three months ended September 30, 2026 and 2025 was $123,504 and $98,512, respectively, of which $87,104 and $67,892, respectively, were included in cost of goods sold.

Depreciation expense for the nine months ended September 30, 2026 and 2025 was $357,190 and $297,864, respectively, of which $250,813 and $215,125, respectively, were included in cost of goods sold.

(7) Intangible Assets

Intangible assets as of September 30, 2026 consisted of the following:

	Gross
	Carrying Amount	Accumulated Amortization	Net Amount	Weighted Average Life
Indefinite-lived intangibles
Trade name	$514,284	$–	$514,284	Indefinite
Total Indefinite-lived intangibles	514,284	–	514,284

Definite-lived intangibles
Intellectual property	8,242,288	994,842	7,247,446	9.67
Customer relationships	3,346,710	667,860	2,678,850	13.08
Licenses	1,250,000	677,083	572,917	0.95
Total definite-lived intangibles	12,838,998	2,339,785	10,499,213

Total intangible assets	$13,353,282	$2,339,785	$11,013,497

Amortization expense for the three months ended September 30, 2026 and 2025 was $291,295 and $282,582, respectively.

Amortization expense for the nine months ended September 30, 2026 and 2025 was $1,131,459 and $461,448, respectively.

In connection with Amendment No. 2 to the Titan APA (see Note 11), the $1,000,000 reduction to the aggregate purchase price was allocated to the acquired definite-lived intangible assets based on their relative fair values at the acquisition date, reducing intellectual property by $838,000 and customer relationships by $162,000. Amortization expense for the three months ended September 30, 2026 is net of a cumulative catch-up reduction of $106,060, reflecting the revised cost basis applied from the acquisition date.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

Estimated amortization expense for intangible assets for the next five years consists of the following as of September 30, 2026:

Amount
2026 (remaining)	$397,355
2027	1,381,087
2028	964,420
2029	964,420
2030	964,420
Thereafter	5,827,511
Total estimated amortization expense	$10,499,213

(8) Long-Term Deposits

Long-term deposits represent advance payments made by the Company in connection with the establishment of dedicated production capacity, the development of the Company’s 5G technology campus, deposits towards intellectual property, the development of the Company’s first consumer product (an Internet of Things (“IoT”) sprayer that uses sensors, software, and internet connectivity to automate spraying for disinfecting and deodorizing applications), and security deposits associated with the Company’s facility leases. The deposits will be reclassified to property and equipment, intangible assets, or other appropriate asset categories upon completion and acceptance of the underlying assets and commencement of operations.

Long-term deposits as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30,	December 31,
	2026	2025
Dedicated production line deposits	$2,640,353	$1,173,824
5G campus development deposits	288,178	181,766
Intellectual property deposits	850,000	–
IoT sprayer development deposits	345,019	–
Security deposits	114,174	114,174
Total long-term deposits	$4,237,724	$1,469,764

During the nine months ended September 30, 2026, the Company made additional advance payments totaling $2,767,960, consisting of $1,466,529 toward the dedicated production line, $106,412 toward the 5G campus, $850,000 toward intellectual property, and $345,019 toward the development of the IoT sprayer. Security deposits were unchanged during the period.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

(9) Leases

Operating leases and finance leases as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
Operating leases
Assets
ROU operating lease assets	$3,488,924	$3,873,697

Liabilities
Current portion of operating lease	$537,366	$499,072
Operating lease, net of current portion	3,231,505	3,640,491
Total operating lease liabilities	$3,768,871	$4,139,563

Finance leases
Assets
Property and equipment, gross	$80,426	$80,426
Accumulated depreciation	(51,897)	(41,848)
Property and equipment, net	$28,529	$38,578

Liabilities
Current portion of finance leases	$13,461	$17,646
Finance lease, net of current portion	12,440	21,386
Total finance leases	$25,901	$39,032

The weighted average remaining lease term and weighted average discount rate on September 30, 2026 are as follows:

September 30, 2026
Weighted-average remaining lease term (years)
Operating leases	6.35
Financing leases	2.11
Weighted-average discount rate
Operating leases	6.20%
Financing leases	8.17%

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

As of September 30, 2026, future minimum lease payments under operating lease liabilities were as follows:

Amount
2026 (remaining)	$185,964
2027	757,483
2028	779,311
2029	781,351
2030	510,606
Thereafter	1,470,323
Total operating lease payments	4,485,038
Less imputed interest	(716,167)
Total operating lease obligations	3,768,871
Less current operating lease obligations	(537,366)
Long-term operating lease obligations	$3,231,505

As of September 30, 2026, future minimum lease payments under finance leases were as follows:

Amount
2026 (remaining)	$5,020
2027	12,094
2028	8,100
2029	3,375
Total finance lease payments	28,589
Less imputed interest	(2,688)
Total finance lease obligations	25,901
Less current finance lease obligations	(13,461)
Long-term finance lease obligations	$12,440

(10) Stockholders’ Equity

Common Stock

On January 5, 2026, 15,000 restricted stock units with a grant-date fair value of $3.65 per share were issued to a board advisor, vesting in equal quarterly installments of 3,750 shares beginning on the grant date. Three installments of 3,750 shares were issued on January 5, 2026, April 5, 2026 and July 5, 2026. The restricted stock units were granted under the Company’s 2020 Equity Incentive Plan (the “2020 Plan”).

On January 30, 2026, the Company granted restricted stock awards under the 2020 Plan to the officers of the Company for an aggregate of 150,000 shares of common stock (50,000 each) valued at $456,000. These restricted stock awards vested immediately.

On April 20, 2026, the Company entered into a consulting agreement pursuant to which the Company agreed to issue 15,000 restricted stock units with a grant-date fair value of $2.00 per share.

During the nine months ended September 30, 2026, employees exercised a total of 204,175 stock options at various exercise prices ranging from $1.02 to $3.88 per share, resulting in total proceeds of $574,768.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

On June 9, 2026, the Company entered into a consulting agreement pursuant to which the Company agreed to issue an aggregate of 800,002 shares of common stock in installments as compensation for services pursuant to and subject to the terms of the consulting agreement. The initial 100,000 shares of common stock were issued in June 2026, and the remaining balance of 700,002 shares of common stock will be issued in monthly installments of 77,778 commencing in September 2026 for continued services. As of September 30, 2026, 177,778 shares were issued.

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

On July 22, 2026, the Company closed on the Series A Rights (the “Closing”), which expired on July 18, 2026. Each Series A Right entitled the holder to purchase one share of common stock of the Company at an exercise price of $5.00 per share. Of the 4,498,204 Series A Rights outstanding, 4,384,163 were exercised and 114,041 expired unexercised and were automatically cancelled. The Company received $21,920,815 in gross proceeds from the exercise of the Series A Rights and issued 4,384,163 shares of common stock. Gross proceeds include $113,003 received and held in escrow as of June 30, 2026, at which date a corresponding rights offering subscription liability was recorded. Net proceeds from the Closing were approximately $20,106,334 after deducting fees and expenses of Moody Capital, as placement agent, and the Company’s other offering expenses. The Series A Rights ceased trading on Nasdaq following their expiration.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

The Series B Rights, exercisable at $6.00 per share, remain outstanding and continue to trade on Nasdaq under the symbol “AMPGZ” until their expiration on November 20, 2026.

During the three months ended September 30, 2026, holders of Series B Rights exercised a portion of their Series B Rights in advance of the November 20, 2026 expiration date. Because the shares of common stock underlying the Series B Rights are not issued until the expiration date, the related subscription proceeds of $59,748 (9,958 shares at $6.00 per share) received as of September 30, 2026 are reflected as rights offering subscription proceeds in escrow, with a corresponding rights offering subscription liability, in the condensed consolidated balance sheet.

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

Stock Repurchase Program

On July 7, 2026, the Company’s Board of Directors authorized the repurchase of up to $10,000,000 of the Company’s outstanding common stock over a 24-month period. The program does not obligate the Company to repurchase any shares and may be suspended, modified, or discontinued at any time. As of September 30, 2026 and through the date these condensed consolidated financial statements were issued, the Company had not repurchased any shares under the program.

2020 Equity Incentive Plan

The 2020 Plan permits the grant of Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares, and other stock or cash awards as the Board of Directors may determine.

As of September 30, 2026, all outstanding stock options were issued according to the Company’s 2020 Plan, and there remained 2,658,425 shares of common stock available for future issuance under the 2020 Plan.

Stock Options

On January 30, 2026, as per the terms of the employment agreements, the Company granted the officers stock options to purchase 200,000 shares of common stock each according to the Company’s 2020 Plan. The options shall be subject to service-based vesting with twenty-five percent (25%) of the shares underlying the option vesting on the first anniversary of the date of grant and the remaining seventy-five percent (75%) vesting in thirty-six (36) equal monthly installments if the executive remains in continuous employment or service with the Company on each applicable vesting date. The Company has calculated the estimated fair value of these options at $1,644,300 using the Black-Scholes model, with the following assumptions: expected term of 7.01 years, stock price of $3.04, exercise price of $3.04, volatility of 119.5%, risk-free rate of 4.01%, and no forfeiture rate.

On March 30, 2026, the Company granted multiple employees ten-year stock options to purchase 64,800 shares of common stock according to the Company’s 2020 Plan, that shall vest quarterly over a period of two years commencing on June 30, 2026. The stock options have an exercise price of $1.76 per share. The Company has calculated the estimated fair value of these options at $98,500 using the Black-Scholes model, with the following assumptions: expected term of 6.01 years, stock price of $1.76, exercise price of $1.76, volatility of 116.2%, risk-free rate of 4.07%, and no forfeiture rate.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

Below is a table summarizing the changes in stock options outstanding for the nine months ended September 30, 2026:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at December 31, 2025	1,254,000	$2.29
Granted	664,800	2.92
Exercised	(204,175)	2.82
Forfeited or expired	(38,500)	4.59
Outstanding at September 30, 2026	1,676,125	$2.42
Exercisable at September 30, 2026	795,475	$2.18

Stock-based compensation expense related to stock options of $193,037 and $535,459 was recorded for the three and nine months ended September 30, 2026. As of September 30, 2026, the remaining unrecognized compensation cost related to non-vested stock options is $1,824,906 and is expected to be recognized over 3.34 years. The outstanding stock options have a weighted-average remaining contractual life of 5.30 years and a total intrinsic value of $1,258,100.

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

Below is a table summarizing the changes in warrants outstanding for the nine months ended September 30, 2026:

	Number of Warrant and Series Rights		Weighted- Average Exercise Price
Outstanding at December 31, 2025	3,296,942		$7.83
Granted	8,996,408	(2)	5.50
Exercised	(4,384,163)		5.00
Forfeited or expired	(3,410,983	)(1)	7.74
Outstanding at September 30, 2026	4,498,204		$6.00
Exercisable at September 30, 2026	4,498,204		$6.00

(1)	Consists of 1,366,442 publicly traded warrants (Nasdaq: AMPGW) exercisable at $7.00 per share that expired on February 19, 2026, 1,900,500 private placement warrants exercisable at $8.48 per share that expired on April 16, 2026, 114,041 Series A Rights exercisable at $5.00 per share that expired unexercised on July 18, 2026, and 30,000 warrants issued to a service provider exercisable at $5.00 per share that expired on July 20, 2026.
(2)	Represents 4,498,204 Series A Rights and 4,498,204 Series B Rights issued in connection with the rights offering and registered direct offering described above.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

Stock-based compensation expense related to warrants of $0 was recorded for the three and nine months ended September 30, 2026. As of September 30, 2026, the remaining unrecognized compensation cost related to non-vested warrants is $0. The outstanding warrants have a weighted-average remaining contractual life of 0.14 years and a total intrinsic value of $0.

Restricted Stock Units and Restricted Stock Awards

On January 5, 2026, 15,000 restricted stock units (“RSUs”) with a grant-date fair value of $3.65 per share were issued to a board advisor, vesting in equal quarterly installments of 3,750 shares beginning on the grant date. Three installments of 3,750 shares were issued on January 5, 2026, April 5, 2026 and July 5, 2026. These RSUs were issued pursuant to the Company’s 2020 Plan.

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

On June 9, 2026, the Company entered into a consulting agreement pursuant to which the Company agreed to issue an aggregate of 800,002 shares of common stock as compensation for services pursuant to and subject to the terms of the consulting agreement. The initial 100,000 shares of common stock were issued in June 2026 and vested immediately. The remaining 700,002 shares of common stock will be issued in nine equal monthly installments of 77,778 shares commencing in September 2026, subject to continued services. The aggregate grant-date fair value of the award was $5,472,014, based on the Company’s closing stock price of $6.84 per share on the grant date. As of September 30, 2026, 177,778 shares were issued.

Below is a table summarizing the changes in RSUs and RSAs outstanding for the nine months ended September 30, 2026:

	Number of RSUs / RSAs	Weighted-Average Grant Date Value
Outstanding at December 31, 2025	–	$–
Granted	980,002	6.14
Vested	(354,028)	4.92
Outstanding at September 30, 2026	625,974	$6.82

Stock-based compensation expense related to RSUs and RSAs of $545,789 and $1,755,853 was recorded for the three and nine months ended September 30, 2026. As of September 30, 2026, the remaining unrecognized compensation cost related to non-vested RSUs and RSAs is $4,256,911. The outstanding RSUs and RSAs have a weighted-average remaining contractual life of 0.69 years and an aggregate intrinsic value of $1,965,558.

AmpliTech Group, Inc.

Notes To Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

Common Stock Equivalents

For the three and nine months ended September 30, 2026, all potential common shares were excluded from the diluted loss per share calculation as their effect would be antidilutive due to the Company’s net loss position. As of September 30, 2026, the Company had 1,676,125 stock options, 4,498,204 Series B Rights, and 625,974 unvested RSUs and RSAs outstanding, representing 6,800,303 potential common shares excluded from the diluted loss per share calculation.

(11) Commitments and Contingencies

Contingent Liability – Intangible Asset Acquisition

On March 26, 2025, the Company entered into an asset purchase agreement (the “Titan APA”) to acquire intellectual property and other assets used in developing, manufacturing, marketing, and selling 5G ORAN radio products, subject to certain customer purchase order conditions. The aggregate purchase price was originally $8,000,000, consisting of $4,000,000 in cash and $4,000,000 in restricted shares of common stock, payable across two milestones.

Upon achievement of the First Milestone in April 2025, the Company paid $3,500,000 in cash and issued 914,635 shares of restricted common stock to Titan with a fair value of $1,710,367. Under the original terms of the Titan APA, the remaining $500,000 in cash and $2,500,000 in restricted shares of common stock were to be paid upon achievement of the Second Milestone.

On August 6, 2026, the Company entered into Amendment No. 2 to the Titan APA (the “Amendment”) with Titan and Titan’s affiliate (the “Affiliate”). The Amendment was entered into as a result of Titan’s and the Affiliate’s substantial delinquency in timely delivering products to the Company, which has caused the Company substantial delays in developing its products, including the delivery of documentation and drawing packages for the 5G ORAN radio products. Pursuant to the Amendment, the parties agreed, among other things, to (i) decrease the aggregate purchase price from $8,000,000 to $7,000,000 and (ii) amend the form of payment of the remaining purchase price. Subject to the transfer of the fully developed design package for the 5G ORAN radio technology (the “Transfer”) and acknowledgment by the Company’s manufacturing partner that the documentation and drawing package is suitable for full production purposes, the remaining unpaid purchase price of $2,000,000 will be paid as follows: (i) $1,000,000 in cash and (ii) $1,000,000 in restricted common stock of the Company based on the volume-weighted average price of the Company’s common stock over the thirty (30) trading days preceding the date of the Transfer. Accordingly, the contingent liability was reduced from $3,000,000 to $2,000,000 pursuant to the amended agreement, with a corresponding $1,000,000 reduction to the cost basis of the acquired intangible assets. The contingent liability was subsequently reduced to $1,750,000 following the Company’s $250,000 payment toward the cash portion of the remaining purchase price. The Company made the $250,000 payment in August 2026, prior to completion of the Transfer, at the request of the Affiliate to facilitate continued progress on the deliverables. As of September 30, 2026 and through the date these condensed consolidated financial statements were issued, the Transfer had not occurred, and the remaining $1,750,000 of contingent consideration ($750,000 in cash and $1,000,000 in restricted common stock) is payable upon completion of the Transfer, which is expected to occur in the fourth quarter of 2026.

Pursuant to the Amendment, Titan was released from substantially all of its remaining covenants and indemnification obligations under the Titan APA, and the Affiliate assumed such obligations. The Company did not waive any rights or claims it may have against Titan or the Affiliate arising prior to the date of the Amendment.

Legal Proceedings

From time to time, the Company may be involved in various legal proceedings and claims arising in the ordinary course of business. As of September 30, 2026, the Company was not a party to any legal proceedings, the outcome of which, individually or in the aggregate, would be expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

(12) Subsequent Events

The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued. Other than as described below, there were no subsequent events requiring adjustment to or disclosure in the condensed consolidated financial statements.

In connection with the 15,000 restricted stock units issued to a board advisor in January 2026, the fourth and final installment of 3,750 shares was issued on October 5, 2026.

In connection with the consulting agreement entered into on June 9, 2026, pursuant to which the Company agreed to issue an aggregate of 800,002 shares of common stock as compensation for services, subject to continued service, the second and third of nine monthly installments of 77,778 shares of common stock each were issued on October 9, 2026 and November 9, 2026, respectively, with the remaining 466,668 shares to be issued pursuant to the consulting agreement.

Subsequent to September 30, 2026, the dedicated production line was completed and accepted by the Company. The related deposits of $2,640,353 (see Note 8) will be reclassified to intangible assets in the fourth quarter of 2026 and amortized on a straight-line basis over the remaining useful life of the intellectual property acquired in the Titan asset acquisition (see Note 11). Initial shipments from the production line are expected to commence during the fourth quarter of 2026.

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

Strategic Investment in Production Readiness and Supply Chain Resilience

During 2026, the Company has been implementing a strategic initiative to transition from product development and customer qualification toward scalable commercial production and delivery of its advanced RF and 5G telecommunications solutions.

In anticipation of potentially significant customer orders and commercial opportunities, the Company has increased its investments in dedicated production capacity, strategic inventory, critical component availability, engineering resources, and supply chain infrastructure. These investments are intended to establish a more resilient and responsive supply chain, reduce dependence on extended component procurement lead times and third-party production schedules, and improve the Company’s ability to support larger customer deployments.

Management believes that establishing production readiness in advance of anticipated customer demand may provide the Company with a competitive advantage by improving delivery reliability, reducing the time required to convert customer orders into shipments and recognized revenue, and enhancing its ability to meet customer requirements for large-scale telecommunications infrastructure deployments.

These strategic initiatives have contributed to increased working capital requirements, operating expenditures, and cash utilization during 2026. Management believes these investments are important to positioning the Company for anticipated commercial opportunities and revenue growth during 2027 and 2028.

The Company’s strategy is to leverage its proprietary technology portfolio, strengthened financial position, and planned production capabilities to improve operational efficiency, support customer acquisition and retention, and facilitate the conversion of customer orders into revenue.

The timing and magnitude of the anticipated benefits will depend on, among other factors, the receipt and timing of customer orders, completion and qualification of production infrastructure, availability of critical components, customer acceptance requirements, and the Company’s ability to execute its manufacturing and delivery plans.

Recent Developments

Termination of ATM Offering

On July 7, 2026, we terminated our Equity Distribution Agreement, dated March 21, 2025, with Maxim Group LLC, effective immediately.

Stock Repurchase Program

On July 7, 2026, our Board of Directors authorized the repurchase of up to $10,000,000 of our outstanding common stock over a 24-month period. The program does not obligate us to repurchase any shares and may be suspended, modified, or discontinued at any time. As of the date of this report, we had not repurchased any shares under the program.

Closing of Series A Rights Offering

On July 22, 2026, we closed on the Series A Rights (the “Closing”), which expired on July 18, 2026. Each Series A Right entitled the holder to purchase one share of common stock at an exercise price of $5.00 per share. Of the 4,498,204 Series A Rights outstanding, 4,384,163 were exercised and 114,041 expired unexercised and were automatically cancelled. We received $21,920,815 in gross proceeds from the exercise of the Series A Rights and issued 4,384,163 shares of common stock. Gross proceeds include $113,003 received and held in escrow as of June 30, 2026, at which date a corresponding rights offering subscription liability was recorded. Net proceeds from the Closing were approximately $20,106,334 after deducting fees and expenses of Moody Capital, as placement agent, and our other offering expenses. The Series A Rights ceased trading on Nasdaq following their expiration. The Series B Rights, exercisable at $6.00 per share, remain outstanding and continue to trade on Nasdaq under the symbol “AMPGZ” until their expiration on November 20, 2026.

Amendment No. 2 to Titan APA

On August 6, 2026, we entered into Amendment No. 2 to the Titan APA (the “Amendment”) with Titan and Titan’s affiliate (the “Affiliate”). The Amendment was entered into as a result of Titan’s and the Affiliate’s substantial delinquency in timely delivering products to us, which has caused us substantial delays in developing our products, including the delivery of documentation and drawing packages for the 5G ORAN radio products. Pursuant to the Amendment, the parties agreed, among other things, to (i) decrease the aggregate purchase price from $8,000,000 to $7,000,000 and (ii) amend the form of payment of the remaining purchase price. Subject to the transfer of the fully developed design package for the 5G ORAN radio technology (the “Transfer”) and acknowledgment by our manufacturing partner that the documentation and drawing package is suitable for full production purposes, the remaining unpaid purchase price of $2,000,000 will be paid as follows: (i) $1,000,000 in cash and (ii) $1,000,000 in restricted common stock based on the volume-weighted average price of our common stock over the thirty (30) trading days preceding the date of the Transfer. Accordingly, the contingent liability was reduced from $3,000,000 to $2,000,000 pursuant to the amended agreement, with a corresponding $1,000,000 reduction to the cost basis of the acquired intangible assets. The contingent liability was subsequently reduced to $1,750,000 following our $250,000 payment toward the cash portion of the remaining purchase price. We made the $250,000 payment in August 2026, prior to completion of the Transfer, at the request of the Affiliate to facilitate continued progress on the deliverables. As of the date of this report, the Transfer had not occurred, and the remaining $1,750,000 of contingent consideration ($750,000 in cash and $1,000,000 in restricted common stock) is payable upon completion of the Transfer, which is expected to occur in the fourth quarter of 2026. The Company is coordinating with its manufacturing partners to fully complete the remaining production-readiness activities associated with the acquired 5G ORAN radio technology and completion is expected to be in Q4. The transfer and partial completion has already been converted to hundreds of shipped units to our customer. Management believes that full completion of these activities, together with the Company’s investments in dedicated production capacity and strategic inventory, will support its ability to fulfil anticipated customer orders and accelerate commercialization.

Dedicated Production Line and 5G Deployment

Subsequent to September 30, 2026, our dedicated production line was completed and is production-ready, with initial shipments expected to commence during the fourth quarter of 2026. The related deposits of $2,640,353 will be reclassified from long-term deposits to intangible assets in the fourth quarter of 2026. This investment represents an important step in our efforts to expand our manufacturing capabilities and support anticipated customer demand.

With respect to our 5G initiatives, we continue to advance our deployment plans and are currently awaiting the necessary permits and licensing approvals, together with the finalization of suitable site locations. The timing of deployment remains dependent upon receipt of the required regulatory approvals and completion of site-related arrangements. We believe these investments provide a foundation for future revenue opportunities and long-term growth.

Corporate Information

Our principal executive offices are located at 155 Plant Avenue, Hauppauge, NY 11788. Our telephone number is (631) 521-7831. Our corporate website is www.amplitechinc.com. The information on our website is not a part of or incorporated in this report.

Results of Operations

For the Three Months Ended September 30, 2026 and September 30, 2025

Revenues

Sales increased from $6,093,832 for the three months ended September 30, 2025, to $6,582,687 for the three months ended September 30, 2026, an increase of $488,855 or approximately 8.02%. Distribution sales increased to $2,885,700 from $2,115,968 in the same period in the prior year, representing a significant year-over-year increase of $769,732 or 36.38%. The growth was primarily attributable to higher sales volumes through distribution channels and continued expansion of the distribution business. Sales in the 5G, amplifier and related passive microwave components and subsystems division decreased to $3,696,987 from $3,977,864 in the same period in the prior year, a decrease of $280,877 or 7.06%. During the quarter, the Company continued to prepare its advanced 5G product portfolio and associated production infrastructure for anticipated larger-scale commercial opportunities. Certain investments in engineering, manufacturing readiness, and supply chain capabilities are being made in advance of the related anticipated customer orders and deliveries. Consequently, the financial benefits of these investments have not yet been fully reflected in current-period revenue. Management believes these initiatives will support more efficient conversion of customer orders into shipments and revenue during 2027 and 2028, subject to the timing of customer orders and successful production execution.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased from $3,134,189 for the three months ended September 30, 2025, to $4,333,723 for the three months ended September 30, 2026, an increase of $1,199,534 or 38.27%. Gross profit for the three months ended September 30, 2025 was $2,959,643 compared to $2,248,964 for the three months ended September 30, 2026, a decrease of $710,679, or 24.01%. Gross profit as a percentage of sales decreased to 34.17% from 48.57%. The Company is investing in dedicated production capacity and supply chain optimization to improve manufacturing efficiency and support anticipated higher-volume production. Management believes that increased production volumes, improved utilization of manufacturing resources, and greater control over component procurement may provide opportunities to reduce per-unit production costs and improve gross margins over time. The realization of these benefits will depend on customer demand, product mix, pricing, manufacturing yields, and the successful implementation of the Company’s production strategy. The decrease in gross profit is primarily attributable to an increase in the cost of goods sold relative to sales revenue and partially attributable to changes in our product sales mix. Although overall sales increased by 8.02%, the percentage of revenue generated from higher-margin products versus lower-margin products has shifted.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $3,379,701 for the three months ended September 30, 2026, from $2,481,580 for the three months ended September 30, 2025, an increase of $898,121, or approximately 36.19%. The increase was primarily attributable to higher parent company expenses, including legal fees and stock-based compensation. Selling, general and administrative expenses also increased as a result of greater investments in marketing and business development activities, as well as expanded promotional initiatives designed to enhance brand awareness, strengthen customer engagement, and support business growth. The increase also reflects the engagement of consultants to expand marketing and business development efforts for the Company’s 5G product portfolio and to strengthen our cybersecurity framework and ISO aligned IT security practices. A portion of the increased selling, general and administrative expenses reflect the Company’s efforts to establish the commercial and organizational infrastructure necessary to pursue and support anticipated larger customer opportunities. These activities include expanded customer engagement, business development, program management, and operational support capabilities. Management believes that establishing these capabilities in advance of anticipated revenue growth may enable the Company to support increased business volumes without requiring proportionate increases in certain operating expenses. The Company continues to evaluate its expenditures in relation to anticipated customer demand and its objective of improving operating leverage.

Research and Development Expenses

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include salaries and benefits, consultants, outside service, and supplies.

Research and development expenses increased to $859,616 for the three months ended September 30, 2026, from $699,319 for the three months ended September 30, 2025, an increase of $160,297, or approximately 22.92%. The increase was primarily attributable to expanded 5G product development activities, including higher prototype and testing costs, as well as increased consulting expenses to support ongoing product innovation and development efforts. These research and development activities are intended to support the transition of the Company’s advanced 5G and MMIC technologies from product development and customer qualification toward commercial deployment. Management believes that completing product development, testing, and customer-specific engineering requirements in advance of anticipated deployments may improve the Company’s ability to fulfil customer orders and support revenue-generating opportunities during 2027 and 2028.

Loss From Operations

As a result of the above, the Company reported a loss from operations of $1,990,353 and $221,256 for the three months ended September 30, 2026, and 2025, respectively.

Other Income (Expenses)

Other losses consist of $27,985 of realized loss on foreign currency exchange rates for the three months ended September 30, 2025.

The Company recorded dividend income of $16,945 from its money market fund for the three months ended September 30, 2026.

Due to market fluctuations, the Company recorded an unrealized loss on investments of $7,131 for the three months ended September 30, 2026 and $47,494 and $28,001 of realized gains on investments for the three months ended September 30, 2026 and 2025, respectively.

The Company recorded interest income, net of $45,903 and $32,867 for the three months ended September 30, 2026 and 2025, respectively.

Net Loss

The Company reported a net loss of $1,887,142 and $188,373 for the three months ended September 30, 2026 and 2025, respectively. The net loss reflects, in part, expenditures associated with the Company’s technology development, commercial expansion, and preparation for anticipated larger-scale operations, in addition to increased corporate expenses. The Company expects the financial benefits of its strategic investments to depend on its ability to convert anticipated commercial opportunities into customer orders, product deliveries, and recognized revenue. See “Strategic Investment in Production Readiness and Supply Chain Resilience” subsection.

For the Nine Months Ended September 30, 2026 and September 30, 2025

Revenues

Sales decreased to $20,002,512 for the nine months ended September 30, 2026, from $20,718,858 for the nine months ended September 30, 2025, a decrease of $716,346, or approximately 3.46%. Distribution sales increased to $9,013,332 from $6,437,002 in the same period in the prior year, an increase of $2,576,330 or 40.02%, primarily attributable to higher sales volumes through distribution channels and continued expansion of the distribution business. Sales in the 5G, amplifier and related passive microwave components and subsystems division decreased by $3,292,676 or 23.05%, as the same period in the prior year included revenue generated from the Titan asset acquisition, which contributed to incremental sales that did not recur in the current period. This was part of the Company’s transition toward commercialization of the Company’s own 5G products. See “Strategic Investment in Production Readiness and Supply Chain Resilience” subsection.

Cost of Goods Sold and Gross Profit

Cost of goods sold decreased to $12,932,670 for the nine months ended September 30, 2026, from $15,708,466 for the nine months ended September 30, 2025, a decrease of $2,775,796, or approximately 17.67%. The same period in the prior year included the fulfilment of acquired 5G product sales resulting from the asset acquisition, which increased both sales and the related cost of goods sold. Gross profit increased to $7,069,842 for the nine months ended September 30, 2026, from $5,010,392 for the nine months ended September 30, 2025, an increase of $2,059,450, or approximately 41.10%. Gross profit as a percentage of sales increased to approximately 35.34% for the nine months ended September 30, 2026, from approximately 24.18% for the comparable same period in the prior year. The improvement in gross margin was primarily attributable to a more favorable product mix and the absence of the lower-margin acquired 5G product sales that were included in the same period in the prior year. Future production scale may support additional efficiencies and yield higher margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $11,138,156 for the nine months ended September 30, 2026, from $6,948,938 for the nine months ended September 30, 2025, an increase of $4,189,218, or approximately 60.29%. The increase was primarily attributable to higher parent company expenses, including legal fees and stock-based compensation. Selling, general and administrative expenses also increased due to greater investments in marketing and business development activities, including participation in additional industry trade shows such as IMS, MWC and Network X trade shows, expanded promotional initiatives to enhance brand awareness and customer engagement, and the engagement of consultants to support the marketing and business development of the Company’s 5G product portfolio and to strengthen our cybersecurity framework and ISO aligned IT security practices. It is important to note that legal fees and stock-based compensation are not recurring expenses and some expenses reflect commercial infrastructure investments.

Research and Development Expenses

Research and development expenditures are charged to operations as incurred. The major components of research and development costs include salaries and benefits, consultants, outside service, and supplies.

Research and development costs for the nine months ended September 30, 2026, and 2025, were $2,737,067 and $2,097,787, respectively, an increase of $639,280, or 30.47%. The increase was primarily attributable to continued investment in 5G product development, including higher prototype and testing costs and increased consulting expenses to support ongoing research, product innovation, and development activities. The $2,737,067 investment supports 5G product readiness, customer qualification, and MMIC development.

Loss From Operations

As a result of the above, the Company reported a loss from operations of $6,805,381 and $4,036,333 for the nine months ended September 30, 2026, and 2025, respectively. In the ordinary course of increasing future business potential, management expects there to be some timing difference between current strategic expenditures and anticipated future revenue.

Other Income (Expenses)

Other income consists of $60,237 of realized gain on foreign currency exchange rates for the nine months ended September 30, 2025.

The Company recorded dividend income of $16,945 from its money market fund for the nine months ended September 30, 2026.

Due to market fluctuations, the Company recorded an unrealized gain on investments of $17,470 for the nine months ended September 30, 2026 and $109,993 and $64,020 of realized gains on investments for the nine months ended September 30, 2026 and 2025, respectively.

The Company recorded interest income, net of $163,612 and $111,557 for the nine months ended September 30, 2026 and 2025, respectively.

Net Loss

The Company reported a net loss of $6,497,361 and $3,800,519 for the nine months ended September 30, 2026 and 2025, respectively. The loss is again part of management’s decisions explained in the “Strategic Investment in Production Readiness and Supply Chain Resilience” subsection. Management’s focus is always on commercialization, operating leverage, and disciplined capital deployment.

Cash Flow

Operating Activities

The net cash used in operating activities for the nine months ended September 30, 2026, was $8,478,749 resulting primarily from the net loss and operating changes in accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses and operating lease obligations and customer deposits.

The net cash used in operating activities for the nine months ended September 30, 2025, was $5,259,588 resulting primarily from the net loss and operating changes in accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses, operating lease obligations and customer deposits.

Investing Activities

The net cash used in investing activities for the nine months ended September 30, 2026, was $14,243,992 representing the net investment in marketable securities, advance payments for long-term deposits, the payment of contingent consideration from the intangible asset acquisition and the purchase of property and equipment.

The net cash used in investing activities for the nine months ended September 30, 2025, was $5,670,128 for the purchase of equipment, intangible assets and the Titan Asset Acquisition.

Financing Activities

The net cash provided by financing activities for the nine months ended September 30, 2026, was $30,575,276 resulting primarily from the net proceeds received from the rights offering, the registered direct offering, the exercise of the Series A Rights and the exercise of stock options.

The net cash from financing activities for the nine months ended September 30, 2025, was $926 resulting primarily from the proceeds from the exercise of stock options and the repayments of financing lease obligations.

As of September 30, 2026, we had cash and cash equivalents of $19,478,374, marketable securities of $10,789,959, rights offering subscription proceeds in escrow of $59,556, working capital of $42,142,934 and an accumulated deficit of $34,516,643.

As of December 31, 2025, we had cash and cash equivalents of $4,981,091, rights offering subscription proceeds in escrow of $6,704,304, working capital of $10,157,641 and an accumulated deficit of $28,019,282.

Operating Capital and Capital Expenditure Requirements

As of September 30, 2026, we had cash and cash equivalents of $19,478,374 and marketable securities of $10,789,959. Based on our existing cash and cash equivalents, our marketable securities, our working capital, our current and forecasted level of operations, and our forecasted cash flows, we believe that we will be able to meet our obligations and pay our liabilities arising from normal business operations when they come due and to provide for our capital requirements for at least the next 12 months.

The Company intends to utilize its existing financial resources to support its ongoing operations and strategic investments in production readiness, supply chain resilience, and commercialization of its advanced RF and 5G product portfolio.

Management anticipates that its capital requirements may include additional investments in critical component inventory, dedicated production capacity, manufacturing and testing equipment, engineering resources, and working capital necessary to support anticipated customer orders.

The Company’s objective is to establish greater control over its supply chain and production planning, reduce potential interruptions in component availability and manufacturing schedules, and improve its ability to deliver products in response to customer requirements.

Management believes that these investments may enhance the Company’s competitive position by improving delivery reliability and production scalability, which are important considerations for customers evaluating suppliers for large telecommunications infrastructure deployments.

The Company expects to focus on converting its technology investments and commercial opportunities into product deliveries and recognized revenue during 2027 and 2028. Management intends to evaluate future expenditures based on customer demand, production milestones, anticipated delivery schedules, and available financial resources.

The timing and amount of future capital requirements will depend on the volume and timing of customer orders, manufacturing readiness, supplier commitments, inventory requirements, and other operating factors. Delays in customer orders, production qualifications, or product deliveries could result in increased working capital requirements or defer the anticipated financial benefits of these investments.

Critical Accounting Policies, Estimates and Assumptions

The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and those that require significant judgment and estimates.

The discussion and analysis of our financial condition and results of operations is based upon financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an ongoing basis, we evaluate our estimates, including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the nine months ended September 30, 2026 to the items disclosed as critical accounting policies in management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As a result of this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management, including our chief executive officer and chief financial officer, believes the condensed consolidated financial statements included in this report fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management has evaluated the effectiveness of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this evaluation, management has concluded that, as of September 30, 2026, our internal control over financial reporting was not effective due to the material weaknesses previously identified and disclosed in our Form 10-K for the fiscal year ended December 31, 2025, including the lack of written documentation of our internal controls and procedures, ineffective information technology general controls, and insufficient personnel resources to ensure adequate segregation of duties.

Management continues to advance its remediation plan through the development and implementation of formalized policies, procedures, and internal controls. During 2026, the Company established an enterprise risk register and implemented an enterprise-wide change management process, including documented change requests, approvals, and control records. These efforts complement existing Board-directed financial oversight procedures, including the Chief Executive Officer’s review of bank statements. Together, these measures are intended to strengthen accountability, improve documentation, and enhance internal controls supporting financial reporting.

Management is also formalizing its Finance and Accounting policies and procedures and developing an Enterprise Information Security Program to strengthen information technology general controls, including access management, change control, and related oversight. These initiatives form part of a continuing remediation roadmap addressing previously identified weaknesses in control documentation, IT general controls, and segregation of duties. Although progress has been made in strengthening the Company’s control environment, the previously identified material weaknesses have not yet been fully remediated. Management will continue to implement, document, and evaluate the operating effectiveness of these controls and introduce additional measures, as necessary. Management recognizes that effective financial reporting controls, information technology systems, and operational oversight are particularly important as the Company prepares for potentially increased business volumes and more complex manufacturing and supply chain activities. The Company intends to continue strengthening its control environment in conjunction with its planned commercial expansion.

Changes in Internal Control over Financial Reporting

Except for the remediation measures described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best of our knowledge, there are no pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item. However, in addition to the other information set forth in this report, you should carefully consider the risks set forth in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition or future results. You should read the section captioned “Cautionary Statement on Forward-Looking Information” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2026, we issued 77,778 shares of common stock pursuant to the consulting agreement entered into on June 9, 2026, as compensation for services. The issuance was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements. During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

(a) Exhibits

Exhibit No.	Description
10.1*†	Amendment No. 2 to Asset Purchase Agreement, dated August 6, 2026, by and among AmpliTech Group, Inc., Titan Crest, LLC and its affiliate
31.1*	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial Officer
101. INS**	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

† Certain confidential portions of this exhibit (indicated by [***]) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because the omitted information is both (i) not material and (ii) the type of information that the registrant treats as private or confidential. The registrant agrees to furnish supplementally an unredacted copy of this exhibit to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmpliTech Group, Inc.

Date: November 12, 2026	By:	/s/ Fawad Maqbool
Fawad Maqbool
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Louisa Sanfratello
Louisa Sanfratello
Chief Financial Officer
(Principal Financial and Accounting Officer)

